Form 10-Q
period 1998-06-30
PENWEST PHARMACEUTICALS CO
filed 1998-09-14
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________


                          Commission File No. 000-23467


                           PENWEST PHARMACEUTICALS CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Washington                                               91-1513032
--------------------------------------------------------------------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

     2981 Route 22, Patterson, NY                               12563-9970
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                  (914)878-3414
              -----------------------------------------------------
              (Registrant's telephone number, including area code.)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998.

            Class                                            Outstanding
            -----                                            -----------

Common stock, par value $.001                                11,055,462

                        PART I -- FINANCIAL INFORMATION

1.  Financial Statements


                           PENWEST PHARMACEUTICALS CO.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                             December 31,        June 30,
                                                                1997               1998
                                                             -----------       -----------
                                                                               (unaudited)

ASSETS
 Current assets:
   Cash and cash equivalents                                   $    938         $    900
   Trade accounts receivable, net                                 3,005            4,798
   Inventories:
      Raw materials and other                                     1,545            1,119
      Finished goods                                              7,146            7,215
                                                               --------         --------
                                                                  8,691            8,334
Prepaid expenses and other current assets                           358              172
                                                               --------         --------
         Total current assets                                    12,992           14,204

Fixed assets, net                                                22,311           22,709
Other assets                                                      2,133            2,270
                                                               --------         --------
         Total assets                                          $ 37,436         $ 39,183
                                                               ========         ========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                       $  3,410         $  3,819
   Taxes payable                                                    361              756
   Payable to Penford                                            42,654           47,330
                                                               --------         --------
         Total current liabilities                               46,425           51,905
Deferred taxes                                                    2,967            3,201
Other long-term liabilities                                         341              319
                                                               --------         --------
         Total liabilities
                                                                 49,733           55,425
Shareholder's deficit
   Common stock, par value $.001, authorized 39,000,000
      shares, issued and outstanding 11,055,462 shares               11               11
   Additional paid-in capital                                     8,079            8,079
   Accumulated deficit                                          (19,649)         (23,665)
   Cumulative translation adjustment                               (738)            (667)
                                                               --------         --------
         Total shareholder's deficit                            (12,297)         (16,242)
                                                               --------         --------
         Total liabilities and shareholder's deficit           $ 37,436         $ 39,183
                                                               ========         ========




See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Three Months
                                                             Ended June 30
                                                        -----------------------
                                                         1997            1998
                                                        -------         -------
                                                              (unaudited)

Revenues
Product sales                                           $ 6,586         $ 7,488
Royalties and licensing fees                                261              68
                                                        -------         -------
     Total revenues                                       6,847           7,556
Cost of product sales                                     4,878           5,268
                                                        -------         -------
     Gross profit                                         1,969           2,288
Operating expenses
  Selling, general and administrative                     1,659           2,670
  Research and product development                        1,292           1,538
                                                        -------         -------
     Total operating expenses                             2,951           4,208
                                                        -------         -------
Loss before income taxes                                   (982)         (1,920)
Income tax expense                                           20              66
                                                        -------         -------
Net loss                                                $(1,002)        $(1,986)
                                                        =======         =======

Basic and diluted net loss per share                    $ (0.09)        $ (0.18)
                                                        =======         =======

Weighted average shares of common
   stock outstanding
                                                         11,055          11,055
                                                        =======         =======







See accompanying notes to condensed consolidated financial statements.

                          PENWEST PHARMACEUTICALS CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Six Months
                                                          Ended June 30
                                                     -----------------------
                                                      1997            1998
                                                     -------         -------
                                                           (unaudited)
Revenues
   Product sales                                     $13,231         $15,249
   Royalties and licensing fees                          586              93
                                                     -------         -------
         Total revenues                               13,817          15,342
   Cost of product sales                               9,769          11,104
                                                     -------         -------
         Gross profit                                  4,048           4,238
   Operating expenses
     Selling, general and administrative               3,703           5,027
     Research and product development                  2,143           2,823
                                                     -------         -------
         Total operating expenses                      5,846           7,850
   Loss before income taxes                           (1,798)         (3,612)
   Income tax expense                                     36             404
                                                     -------         -------
   Net loss                                          $(1,834)        $(4,016)
                                                     =======         =======

   Basic and diluted net loss per share              $ (0.17)        $ (0.36)
                                                     =======         =======

   Weighted average shares of common
     stock outstanding                                11,055          11,055
                                                     =======         =======








See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                                 Six Months
                                                                Ended June 30
                                                            -----------------------
                                                              1997            1998
                                                            -------         -------

Net cash used in operating activities                       $(1,853)        $(3,634)
Net cash used in investing activities:
      Acquisitions of fixed assets, net                         (60)           (951)
      Other                                                    (615)           (125)
                                                            -------         -------
Net cash used in investing activities                          (675)         (1,076)
Cash provided by financing activities:
   Increase in payable to Penford                             2,830           4,676
Effect of exchange rate changes on cash                        (103)             (4)
                                                            -------         -------
Net increase (decrease) in cash and cash equivalents            199             (38)
Cash and cash equivalents at beginning of period                695             938
                                                            -------         -------
Cash and cash equivalents at end of period                  $   894         $   900
                                                            =======         =======






See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three month period and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Penwest Pharmaceuticals Co.'s (or the "Company") Registration
         Statement on Form 10 (declared effective on July 31, 1998).

         Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

2.       INCOME TAXES

         The effective tax rates for the quarter ended June 30, 1998 and the six month period ended June 30, 1998 were 3% and 11%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) for which Penwest is not reimbursed, temporary differences resulting from accelerated depreciation reversing when losses are not expected to be available and foreign income taxes.

3.       EARNINGS PER COMMON SHARE

         During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Statement No. 128 replaced the previous requirement to report primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect, if any, of dilutive common stock equivalent shares. SFAS No. 128 does not impact the Company's net loss per share.

4.       COMPREHENSIVE LOSS

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholder's deficit.

         The components of comprehensive loss, for the three and six month periods ended June 30, 1997 and 1998 are as follows:


                                             Three Months Ended June 30      Six Months Ended June 30
                                               1997              1998          1997             1998
                                             -------           --------      --------          -------
                                             (in thousands of dollars)       (in thousands of dollars)

       Net loss                              $(1,002)          $(1,986)      $(1,834)          $(4,016)
       Foreign currency translation             (380)              147          (648)               71
                                             -------           -------       -------           -------
       adjustments
       Comprehensive loss                    $(1,382)          $(1,839)      $(2,482)          $(3,945)
                                             =======           =======       =======           =======


         Accumulated other comprehensive loss equals the amount included in shareholder's deficit for the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.

5.       CONTINGENCIES

         In May 1997, one of the Company's collaborators, Mylan, Pharmaceuticals, Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG ("Bayer") and ALZA Corporation ("ALZA") own patents listed for Procardia XL (the last of which expires in 2010), and Pfizer, Inc. ("Pfizer is the sponsor of the New Drug Application ("NDA") and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. The Company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-

         Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. If the litigation results in a determination that Nifedipine XL infringes Bayer's patent, Nifedipine XL could not be marketed in the United States until such patent expired. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition, cash flows and results of operations. Delays in the commercialization of Nifedipine XL could also occur because the FDA will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner.

         In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to law, based primarily on the arguments stated in its citizen's petition. Mylan and the Company intervened as defendants in this suit. In April 1998 the District Court of the District of Columbia rejected Pfizer's claim, and in May 1998, Pfizer appealed the District Court's decision. There can be no assurance that the FDA, Mylan and the Company will prevail in this litigation. An outcome in this litigation adverse to Mylan and the Company would result in Mylan being required to file a suitability petition in order to maintain the ANDA filing or to file an NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes Nifedipine XL would not be deemed to be therapeutically equivalent to the referenced branded drug, would not be fully substitutable for the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. Any such failure would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

         In 1994, the Boots Company PLC ("Boots") filed in the European Patent Office (the "EPO") an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals. There can be no assurance that the Company will prevail in this matter. An unfavorable outcome could materially adversely affect the Company's business, financial condition, cash flows and results of operations.

         Substantial patent litigation exist in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation affecting the Company could cause the Company to pay substantial damages, alter its products or processes, obtain licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial litigation costs. Although the legal costs of defending litigation relating to a patent infringement claim (unless such claim relates to TIMERx, in which case such costs are the responsibility of the Company) are generally the contractual responsibility of the Company's collaborators, the Company could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation.

         Testing, manufacturing, marketing and selling pharmaceutical products entail a risk of product liability. The Company faces the risk of product liability claims in the event that the use of its products is alleged to have resulted in harm to a patient or subject. Such risks exist even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Prior to August 31, 1998, the Company was covered by primary product liability insurance maintained by Penford in the amount of $1.0 million per occurrence and $2.0 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $5.0 million which can also be used for product liability insurance. Coverages obtained subsequent to the Distribution remain substantially unchanged. There can be no assurance that this coverage is adequate to cover potential liability claims and may not be adequate as the Company develops additional products. As the Company receives regulatory approvals for products under development, there can be no assurance that additional liability insurance coverage for any such products will be available in the future on acceptable terms, if at all. The Company's business, financial condition, cash flows and results of operations could be materially adversely affected by the assertion of a product liability claim.

6.       RIGHTS AGREEMENT

         On June 25, 1998, the Board of Directors declared a dividend of one right for each outstanding share of the Common Stock (the "Right") to shareholders of record at the close of business on July 28, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Preferred Stock, at a purchase price of $60 in cash, subject to adjustment.

         The rights are not currently exercisable and will not be exercisable until the earlier of (I) 10 business days (or such later date as may be determined by the Board) following the later of (a) a public announcement that a person or group of affiliated or associated persons (a "Rights Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock or (b) the first date on which an executive officer of the Company has actual knowledge that a Rights Acquiring Person has become such, or (ii) 10 business days (or such later date as may be determined by the Board) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock. The Rights will expire upon the close of business on July 27, 2008 unless earlier redeemed or exchanged.

         In the event that any Person becomes a Rights Acquiring Person, unless the event causing the 15% threshold to be crossed is a permitted offer, as defined in the agreement, then, promptly following the first occurrence of such event, each holder of a Right (except as provided below and under certain circumstances) shall thereafter have the right to receive, upon exercise, that number of shares of Common Stock of the Company (or, in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price per share of Common Stock at the date of the occurrence of such event. However, Rights are not exercisable following such event until such time as the Rights are no longer redeemable by the Company. Notwithstanding any of the foregoing, following the occurrence of such event, all Rights that are, or (under certain circumstances) were, beneficially owned by any Rights Acquiring Person will be null and void.

         In the event that, at any time after any Person becomes a Rights Acquiring Person, (i) the Company is consolidated with, or merger with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) 50% or more the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.


7.       REVERSE STOCK SPLIT

         On June 19, 1998, the Company effected a 0.76-for-1 reverse stock split of its Common Stock. Accordingly, all share and per share data have been retroactively adjusted to give effect to the reverse stock split.


8.       SUBSEQUENT EVENTS

         Distribution

         On August 31, 1998, Penford Corporation, the Company's former parent corporation ("Penford"), distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's Common Stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them. In connection with the Distribution (i) the Company's Common Stock was registered under the Securities Exchange
         Act of 1934, as amended, pursuant to the registration statement on Form 10 which was declared effective on July 31, 1998, (ii) the Company's Common Stock was listed with and began trading on the National Market on August [10], 1998 and (iii) Penford obtained a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution qualified as tax-free under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended, and that the receipt of shares of the Company's Common Stock in the Distribution would not result in the recognition of income, gain or loss to Penford's shareholders for federal income tax purposes.

         In connection with the Distribution, the Company and Penford have entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under the Credit Facility referred to below; (ii) a Services Agreement pursuant to which Penford will continue on an interim basis to provide specified services to the Company until June 30, 1999 or until Penwest does not need the services, of which costs will be charged to the Company on an actual or allocated basis, plus a specified profit percentage; (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities;
         (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and (v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities will be incurred by Penwest related to the Penford defined benefit plan.

         Credit Facility

         On July 2, 1998 the Company obtained a $15 million unsecured revolving credit facility (the "Credit Facility") which is guaranteed by Penford. The proceeds may be used to fund working capital and for general corporate purposes, including capital expenditures. On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, for a period ending August 31, 2000, it will guarantee the Company's indebtedness under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. The Credit Facility provides that the maximum amount available to the Company under the Credit Facility will be reduced by the amount of any net proceeds from any financing conducted by the Company, and that the Company will be required to repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. The Credit Facility contains a number of financial covenants that relate to Penford (and not Penwest), including requirements that Penford maintain certain levels of financial performance and capital structure. The Credit Facility also contains certain covenants applicable to both Penford and Penwest including restrictions on the incurrence of additional debt and the payment of dividends. Accordingly, the Company is substantially dependent on Penford's compliance with such covenants in order to access and maintain the Credit Facility. Any breach by Penford of these covenants would constitute a default by the Company under the Credit Facility, which would have a material adverse effect on the Company's business, financial condition and results of operation.

         Stock Options

         On September 4, 1998 there were 1,010,000 options to purchase common stock granted to management. These options were priced at market and will vest over a four-year period.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since 1991, Penwest has been engaged in the research, development and commercialization of novel drug delivery technologies, including the development of its TIMERx controlled release drug delivery technology. The Company also develops, manufactures, distributes and sells excipients to the pharmaceutical and nutritional industries. Penwest was incorporated under the name Edward Mendell Co., Inc. in the State of Washington in 1991 following Penford's acquisition of substantially all the assets of its predecessor company. On August 31, 1998, Penford Corporation, the Company's former parent corporation ("Penford"), distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's Common Stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them.

         The Company's principal development focus to date has been the development of controlled release drugs based on the TIMERx technology. The Company's collaborator, Leiras, received marketing approval in Finland for Cystrin CR, a TIMERx formulation for the treatment of urge urinary incontinence and in October 1997 began marketing the product in Finland in January 1998. In May 1997, the Company's collaborator, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, the first generic version of Procardia XL. Subsequent to the filing of Mylan's ANDA, Bayer and Pfizer sued Mylan alleging patent infringement and Pfizer sued the FDA claiming that the FDA's acceptance of Mylan's ANDA filing was contrary to law. Pfizer's claim against the FDA was rejected by a district court in April 1998 and in May 1998 Pfizer appealed the district court's decision. There can be no assurance that Mylan or the FDA will prevail in these matters or that they will continue to contest these matters. An unfavorable outcome or protracted litigation with respect to either of these matters would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is a party to collaborative agreements with Mylan, Leiras, Kremers, Sanofi, Synthelabo and Endo with respect to the development and commercialization of TIMERx controlled release products. Under these collaborative agreements, the Company's collaborators are generally responsible for conducting full scale bioequivalence studies and clinical trials, preparing and submitting all regulatory applications and submissions and manufacturing, marketing and selling the TIMERx controlled release products. There can be no assurance that the Company's collaborations will be commercially successful. The Company cannot control the amount and timing of resources which its collaborators devote to the Company's programs or potential products. If any of the Company's collaborators breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the development and commercialization of product candidates would either be terminated or delayed, or the Company would be required to undertake product development and commercialization activities on its own and at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities.

         Under most of these collaborative agreements, the Company has received upfront fees and milestone payments. In connection with the receipt of certain upfront fees, the Company was required to perform pilot bioequivalence studies and only recognized such fees upon delivery of the results of such studies to the collaborators. In addition, under most of these collaborative agreements, the Company is entitled to receive additional milestone payments, royalties on the sale of the products covered by such collaborative agreements and payments for the purchase of formulated TIMERx material. Because the timing and the amount of each of these payments are dependent on the continued development and commercialization of the products covered by such agreements, as to which the Company has limited control, there can be no assurance as to the timing of receipt of some or all of these payments or as to the amount of payments to be received by the Company.

         Except for Cystrin CR, which received marketing approval in Finland in October 1997, and Ditropan CR, which received marketing approval in the Netherlands, Austria and Ireland in June 1998, no product based on TIMERx technology has ever received regulatory approval for commercial sale. Substantially all the TIMERx revenues generated to date have been milestone fees received for products under development. There can be no assurance that the Company's controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

         The Company has incurred net losses since 1994. As of June 30, 1998, the Company's accumulated deficit was approximately $23.7 million. The Company expects net losses to continue at least into late 1999. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

         The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients and on variations in payments under the Company's collaborative agreements including payments upon the achievement of specified milestones. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, the mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.

         The Company's business is conducted internationally and may be affected by fluctuations in currency exchange rates, as well as by governmental controls and other risks associated with international sales (such as export licenses, collectibility of accounts receivable, trade restrictions and changes in tariffs). The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies.

RESULTS OF OPERATIONS

    Quarter Ended June 30, 1998 and 1997

         Total revenues increased 10.4% for the three months ended June 30, 1998 to $7.6 million from $6.8 million for the three months ended June 30, 1997. Product sales increased to $7.5 million for the three months ended June 30, 1998 from $6.6 million for the three months ended June 30, 1997 representing an increase of 13.7%. The increase in product sales was primarily due to increased sales in North America of EMCOCEL, one of the Company's principal excipient products. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $68,000 for the three months ended June 30, 1998 from $261,000 for the three months ended June 30, 1997 due to the timing of when development milestones were earned.

         Gross profit increased to $2.3 million or 30.3% of total revenues for the three months ended June 30, 1998 from $2.0 million or 28.8% of total revenues for the three months ended June 30, 1997. The increase in gross profit percentage was primarily due to improved margins on the Company's Emcocel products due to volume efficiencies in the manufacturing facility partially offset by a decrease in remedy milestone fees.

         Selling, general and administrative expenses increased by 60.9% for the three months ended June 30, 1998 to $2.7 million from $1.7 million for the three months ended June 30, 1997. This increase is primarily due to unusually low general and administrative expenses in 1997 due to a property tax refund recorded in the second quarter of 1997 on the Patterson facility. The increase in 1998 is also due to relocation expenses associated with the hiring of additional employees required for the Company to operate as a stand-alone entity, depreciation on a new computer system and higher compensation expenses related to the employment of additional employees in 1998.

         Research and development expenses increased by 19.0% for the three months ended June 30, 1998 to $1.5 million from $1.3 million for the three months ended June 30, 1997. This increase was due to increased spending under the Company's collaborative agreement with Endo and increased spending related to the development of TIMERx controlled release products.

         For the three months ended June 30, 1998 and 1997, the Company did not record a benefit for federal or state taxes because net operating losses were utilized by Penford in the year they were generated, and the Company was not compensated by Penford for these losses. In addition, the Company's provision for income taxes includes foreign taxes and federal and state deferred tax liabilities that exceed deferred tax assets that will be available to the Company as an independent taxpayer.

         Six Months Ended June 30, 1998 and 1997

         Total revenues increased 11.0% for the six months ended June 30, 1998 to $15.3 million from $13.8 million for the six months ended June 30, 1997. Product sales increased to $15.2 million for the six months ended June 30, 1998 from $13.2 million for the six months ended June 30, 1997 representing an increase of 15.3%. The increase in product sales was primarily due to increased sales volumes of EMCOCEL. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $93,000 for the six months ended June 30, 1998 from $586,000 for the six months ended June 30, 1997 due to the timing of when development milestones were earned.

         Gross profit increased to $4.2 million or 27.6% of total revenues for the six months ended June 30, 1998 from $4.0 million or 29.3% of total revenues for the six months ended June 30, 1997. Overall gross profit increased due to the increase in product sales. However, the gross profit percentage decreased due to the reduction in TIMERx milestone fees earned. This decrease was partially offset by improved margins on the product sales of EMCOCEL.

         Selling, general and administrative expenses increased by 35.8% for the six months ended June 30, 1998 to $5.0 million from $2.7 million for the six months ended June 30, 1997. This increase from reflects unusually low general and administrative expenses in 1997 from a property tax refund recorded in the second quarter of 1997 on the Patterson facility. The increase in 1998 is also due to relocation expenses associated with the hiring of additional employees required for the Company to operate as a stand-alone entity, depreciation on a new computer system and higher compensation expenses related to the employment of additional employees in 1998.

         Research and development expenses increased by 31.7% for the six months ended June 30, 1998 to $2.8 million from $2.1 million for the six months ended June 30, 1997. This increase was due to increased spending under the Company's collaborative agreement with Endo and increased spending related to the development of TIMERx controlled release products.

         For the six months ended June 30, 1998 and 1997, the Company did not record a benefit for federal or state taxes because net operating losses were utilized by Penford in the year they were generated, and the Company was not compensated by Penford for these losses. In addition, the Company's provision for income taxes includes foreign taxes and federal and state deferred tax liabilities that exceed deferred tax assets that will be available to the Company as an independent taxpayer.

LIQUIDITY AND CAPITAL RESOURCES

         Since its incorporation, the Company has received intercompany advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which equalled $47.3 million as of June 30, 1998. Penford continued to provide advances to the Company until the Distribution date of September 1, 1998 at which time Penford contributed the outstanding intercompany indebtedness to the capital of the Company. In addition, Penford has guaranteed the Company's indebtedness under the Credit Facility. In no other respects will Penford provide financial support to the Company after the Distribution.

         As of June 30, 1998, the Company had cash and cash equivalents of $900,000. Following the Distribution Date, the Company had no committed sources of capital other than the Credit Facility and no indebtedness to any third or related parties other than under the Credit Facility. As of June 30, 1998, the Company did not have any material commitments for capital expenditures.

         The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the period as well as increasing trade receivables. As of December 31, 1997 there was a temporary decrease in accounts receivable due primarily to the timing of customer purchases and improved collection efforts. However, accounts receivable as of June 30,

1998 increased by 60% from December 31, 1997 primarily due to the increase and the timing of customer purchases.

         Funds expended for the acquisition of fixed assets were primarily related to the expansion of the Company's manufacturing facilities and laboratory space as well as the purchase of equipment used principally for research and development efforts. The payable to Penford increased to fund the operations and capital needs of the Company.

         The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least 1999. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including the timing and amount of payments received under existing and possible future collaborative agreements; the structure of any future collaborative or development agreements; the progress of the Company's collaborative and independent development projects; revenues from the Company's excipients business, including from the introduction of ProSolv; the costs to the Company of bioequivalence studies for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, marketing and sales capabilities. Upon the Distribution Date, the Company will have no committed sources of capital other than the Credit Facility. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

         To the extent capital resources are insufficient to meet future requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, if at all. The Credit Facility restricts the incurrence of additional indebtedness by the Company and provides that the maximum amount available to Penwest under the Credit Facility, $15.0 million, will be reduced by the amount of any net proceeds from any financing conducted by the Company and that the Company will repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may unable to comply with its obligations under its collaborative agreements, which could result in the termination of such collaborative agreements. In addition, the Company may be required to curtail operations significantly or obtain funds through entering into collaborative agreements on unfavorable terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

         Under the Company's strategic alliance agreement with Endo, the Company expects to expend approximately $12.0 million, primarily in 1999 and 2000. The Company expects to rely on funds available under the Credit Facility and cash from operations to fund expenditures. However, as noted above the Company may be required to raise additional funds to continue its development activities, including its activities under the Endo agreement. However, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

         The Credit Facility is a revolving Loan Facility with a maximum principal amount of $15.0 million of unsecured financing. On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, for a period ending August 31, 2000, it will guarantee the Company's indebtedness under the Credit Facility. Borrowings under the Credit Facility bare interest at a rate equal to LIBOR, plus 1.25%. The Credit Facility contains a number of non-financial covenants that are applicable to Penwest, including without limitation, restrictions on the incurrence of additional debt and on the payment of dividends. Any breach of these covenants by the Company would constitute a default by the Company under the Credit Facility. In addition, the Credit Facility provides that a breach by Penford of its guarantee of the Company's indebtedness under the Credit Facility or the occurrence of a default under any credit agreement with Penford under which the lender is either the sole or a participating lender, including without limitation an event of default arising from the failure of Penford to satisfy certain financial conditions requiring, among other things, the maintenance of a minimum net worth and of certain financial ratios, would constitute a default by the Company under the Credit Facility. Accordingly, the Company will be substantially dependent on Penford in order to access and maintain the Credit Facility. Any default under the Credit Facility would have a material adverse effect on the Company's business, financial condition and result of operations.

YEAR 2000

         The Company has undergone a review of its domestic information systems, including consideration of issues associated with the Year 2000. Due to the recent addition of a new integrated computer system (at a cost of approximately $3.9 million) that is Year 2000 compliant, other domestic Year 2000 expenditures have not been and are not expected to be material. Also, the Company has initiated a review of potential Year 2000 matters at its European manufacturing facility and communications with its significant suppliers and customers (which it expects to complete by the end of 1998) to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. Although the actual costs of such review and any corrective actions required are not expected to be significant, actual costs cannot be determined until the review is completed. There can be no assurance that the systems of other companies or the Company's European manufacturing facility will be converted on a timely basis and will not have a corresponding adverse effect on the Company's results of operations or cash flows.

COMMON EUROPEAN CURRENCY

         The Treaty on European Economic and Monetary Union (the "Maastricht Treaty") provides for the introduction of a single European currency, the Euro in substitution for the national currencies of the member states of the European Union that adopt the Euro. In May 1998, the European Council determined (i) the 11 member states that met the requirement for the Monetary Union, and (ii) the currency exchange rates among the currencies for the members states joining the Monetary Union. The transitory period for the Monetary Union starts on January 1, 1999. According to Council Resolution of July 7, 1997, the introduction of the Euro will be made in three steps: (i) a transitory period from January 1, 1999 to December 31, 2001, in which current accounts may be opened and financial statements may be drawn in Euros, and local currencies and Euros will coexist;
(ii) from January 1, 2002 to June 30, 2002, in which local currencies will be exchanged for Euros; and (iii) from July 1, 2002 in which local currencies will disappear. Although there can be no assurance that a single European currency will be adopted or, if adopted, on what time schedule and with what success substantial transitional costs could result as the Company redesigns its software systems to reflect the adoption of the new currency. In addition, there can be no assurance as to the effect of the adoption of the Euro on the Company's payment obligations under commercial agreements in such currencies.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the matters discussed in the Overview to this Item
7. Management's Discussion and Analysis of Results of Operations and Financial Conditions and the matters set forth under the heading "Risk Factors" in the Company's Registration Statement on Form 10 (declared effective on July 31,
1998), which matters are incorporated herein by reference.


Item 3.   Quantitative and Qualitative Disclosure about Market Risk

          Not applicable.

Part II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     On June 19, 1998, the Company effected a 0.76-for-1 reverse stock split of its Common Stock.

Item 4.   Submission of Matters to a Vote of Security Holders

     In June 1998, Penford Corporation, the sole shareholder of the Company at such time, approved by written consent the following proposals:

     a. Election of Paul E. Freiman, Rolf H. Henel and N. Stewart Rogers as Class I directors. The following directors' terms in office continued after such election: Tod R. Hamachek, John V. Talley, Jr., Jere E. Goyan and Robert J. Hennessey.

     b. Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

     c. Approval of Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company.

     d.   Approval of the Company's 1998 Spinoff Option Plan.


Item 5.   Other Information

     On August 31, 1998, Penford Corporation, the Company's former parent corporation ("Penford"), distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's Common Stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them. In connection with the Distribution (i) the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended, pursuant to a registration statement on Form 10 which was declared effective on July 31, 1998, (ii) the Company's Common Stock was listed with and began trading on the National Market on August [10], 1998 and (iii) Penford obtained a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution qualified as tax-free under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended, and that the receipt of shares of the Company's Common Stock in the Distribution would not result in the recognition of income, gain or loss to Penford's shareholders for federal income tax purposes.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits.

          See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     b.   Reports on Form 8-K.

          None.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PENWEST PHARMACEUTICALS CO.



Date: September 14, 1998                By: /s/ Tod R. Hamachek
                                           --------------------------
                                           Tod R. Hamachek
                                           Chairman of the Board and
                                           Chief Executive Officer





                                 EXHIBIT INDEX


     Exhibit Number                                  Description
     --------------                                  -----------
           27                                  Financial Data Schedule