Form 10-Q/A
period 1998-06-30
PENWEST PHARMACEUTICALS CO
filed 1998-09-24
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                Amendment No. 1


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

                          PENWEST PHARMACEUTICALS CO.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.        Financial Information

     Item 1 -       Financial Statements

               Consolidated Balance Sheets................................... 3

               Consolidated Statement of Operations.......................... 4

               Condensed Consolidated Statements of Cash Flows............... 6

               Notes to Condensed Consolidated Financial Statements.......... 7

     Item 2 -       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 8

     Item 3 -       Quantitative and Qualitative Disclosures
                    about Market Risk........................................ 13

Part II.       Other Information


     Item 2 -       Changes in Securities and Use of Proceeds................ 13

     Item 4 -       Submission of Matters to a Vote of Security Holders...... 13

     Item 5 -       Other Information........................................ 13

     Item 6 -       Exhibits and reports on Form 8-K......................... 14

Signature.................................................................... 14

Exhibit Index................................................................ 14

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

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                                 Six Months
                                                                Ended June 30
                                                            -----------------------
                                                              1997            1998
                                                            -------         -------

Net cash used in operating activities                       $(1,853)        $(3,634)
Net cash used in investing activities:
      Acquisitions of fixed assets, net                         (60)           (951)
      Intangible Assets                                        (313)           (173)
      Other                                                    (302)            (48)
                                                            -------         -------
Net cash used in investing activities                          (675)         (1,076)
Cash provided by financing activities:
   Increase in payable to Penford                             2,830           4,676
Effect of exchange rate changes on cash                        (103)             (4)
                                                            -------         -------
Net increase (decrease) in cash and cash equivalents            199             (38)
Cash and cash equivalents at beginning of period                695             938
                                                            -------         -------
Cash and cash equivalents at end of period                  $   894         $   900
                                                            =======         =======






See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

         Penwest Pharmaceuticals Co. (The Company) is engaged in the research, development, and commercialization of novel drug delivery products and technologies. The Company has developed TIMERx proprietary controlled release drug delivery technology. The Company also manufactures and distributes pharmaceutical excipients, the inactive ingredients in tablets and capsules. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

         The Company is subject to the risks and uncertainties associated with a drug delivery company. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, no assurance of successful completion of development efforts and of obtaining regulatory approval, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company.

2.       BASIS OF PRESENTATION

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

3.       INCOME TAXES

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

4.       EARNINGS PER COMMON SHARE

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

5.       COMPREHENSIVE LOSS

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

6.       CONTINGENCIES

         In May 1997, one of the Company's collaborators, Mylan
         Pharmaceuticals, Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG ("Bayer") and ALZA Corporation ("ALZA") own patents listed for Procardia XL (the last of which expires in 2010), and Pfizer, Inc. ("Pfizer is the sponsor of the New Drug Application ("NDA") and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. The Company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-

         Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. If the litigation results in a determination that Nifedipine XL infringes Bayer's patent, Nifedipine XL could not be marketed in the United States until such patent expired. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition, cash flows and results of operations. Delays in the commercialization of Nifedipine XL could also occur because the FDA will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner.

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

7.       RIGHTS AGREEMENT

         On June 25, 1998, the Board of Directors declared a dividend of one right for each outstanding share of the Company's Common Stock (the "Right") to shareholders of record at the close of business on July 28, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Preferred Stock, at a purchase price of $60 in cash, subject to adjustment.

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


8.       REVERSE STOCK SPLIT

         On June 19, 1998, the Company effected a 0.76-for-1 reverse stock split of its Common Stock. Accordingly, all share and per share data have been retroactively adjusted to give effect to the reverse stock split.


9.       SUBSEQUENT EVENTS

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

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since 1991, Penwest has been engaged in the research, development and commercialization of novel drug delivery technologies, including the development of its TIMERx controlled release drug delivery technology. The Company also develops, manufactures, distributes and sells excipients to the pharmaceutical and nutritional industries. Penwest was incorporated under the name Edward Mendell Co., Inc. in the State of Washington in 1991 following Penford's acquisition of substantially all the assets of its predecessor company. On August 31, 1998, Penford distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's Common Stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them.

         The Company's principal development focus to date has been the development of controlled release drugs based on the TIMERx technology. The Company's collaborator, Leiras("Leiras"), received marketing approval in Finland for Cystrin CR, a TIMERx formulation for the treatment of urge urinary incontinence and in October 1997 began marketing the product in Finland in January 1998. In May 1997, the Company's collaborator, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, the first generic version of Procardia XL. Subsequent to the filing of Mylan's ANDA, Bayer and Pfizer sued Mylan alleging patent infringement and Pfizer sued the FDA claiming that the FDA's acceptance of Mylan's ANDA filing was contrary to law. Pfizer's claim against the FDA was rejected by a district court in April 1998 and in May 1998 Pfizer appealed the district court's decision. There can be no assurance that Mylan or the FDA will prevail in these matters or that they will continue to contest these matters. An unfavorable outcome or protracted litigation with respect to either of these matters would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is a party to collaborative agreements with Mylan, Leiras, Kremers Urban Development Company ("Kremers"), Sanofi Winthrop International S.A. ("Sanofi"), Synthelabo Groupe ("Synthelabo") and Endo Pharmaceuticals, Inc. ("Endo") with respect to the development and commercialization of TIMERx controlled release products. Under these collaborative agreements, the Company's collaborators are generally responsible for conducting full scale bioequivalence studies and clinical trials, preparing and submitting all regulatory applications and submissions and manufacturing, marketing and selling the TIMERx controlled release products. There can be no assurance that the Company's collaborations will be commercially successful. The Company cannot control the amount and timing of resources which its collaborators devote to the Company's programs or potential products. If any of the Company's collaborators breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the development and commercialization of product candidates would either be terminated or delayed, or the Company would be required to undertake product development and commercialization activities on its own and at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities.

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

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1998 and 1997

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

         Gross profit increased to $2.3 million or 30.3% of total revenues for the three months ended June 30, 1998 from $2.0 million or 28.8% of total revenues for the three months ended June 30, 1997. The increase in gross profit percentage was primarily due to improved margins on the Company's EMCOCEL products due to volume efficiencies in the manufacturing facility partially offset by a decrease in TIMERx milestone fees.

         Selling, general and administrative expenses increased by 60.9% for the three months ended June 30, 1998 to $2.7 million from $1.7 million for the three months ended June 30, 1997. This increase is primarily due to unusually low general and administrative expenses in the second quarter of 1997 due to a property tax refund recorded relating to the Company's Patterson facility. The increase in 1998 is also due to relocation expenses associated with the hiring of additional employees required for the Company to operate as a stand-alone entity, depreciation on a new computer system and higher compensation expenses related to the employment of additional employees in 1998.

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

         Selling, general and administrative expenses increased by 35.8% for the six months ended June 30, 1998 to $5.0 million from $3.7 million for the six months ended June 30, 1997. This increase reflects unusually low general and administrative expenses in 1997 from a property tax refund recorded in the second quarter of 1997 on the Patterson facility. The increase in 1998 is also due to relocation expenses associated with the hiring of additional employees required for the Company to operate as a stand-alone entity, depreciation on a new computer system and higher compensation expenses related to the employment of additional employees in 1998.

         Research and development expenses increased by 31.7% for the six months ended June 30, 1998 to $2.8 million from $2.1 million for the six months ended June 30, 1997. This increase was due to increased spending under the Company's collaborative agreement with Endo Pharmaceuticals, Inc.("Endo") and increased spending related to the development of TIMERx controlled release products.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since its incorporation, the Company has received intercompany advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which equalled $47.3 million as of June 30, 1998. Penford continued to provide advances to the Company until August 31, 1998("the Distribution Date"). On the Distribution Date Penford contributed the outstanding intercompany indebtedness to the capital of the Company. In addition, Penford has guaranteed the Company's indebtedness under the Credit Facility. In no other respects will Penford provide financial support to the Company after the Distribution.

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

         Funds expended for the acquisition of fixed assets were primarily related to the expansion of the Company's manufacturing facilities and laboratory space as well as the purchase of equipment used principally for research and development efforts. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks. The payable to Penford increased to fund the operations and capital needs of the Company.

         The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least 1999. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including the timing and amount of payments received under existing and possible future collaborative agreements; the structure of any future collaborative or development agreements; the progress of the Company's collaborative and independent development projects; revenues from the Company's excipients business, including from the introduction of ProSolv, an excipient marketed by the Company the costs to the Company of bioequivalence studies for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, marketing and sales capabilities. Upon the Distribution Date, the Company will have no committed sources of capital other than the Credit Facility. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

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

YEAR 2000

         The Company has undergone a review of its domestic information systems, including consideration of issues associated with the Year 2000. Due to the recent addition of a new integrated computer system (at a cost of approximately $3.9 million) that is Year 2000 compliant, other domestic Year 2000 expenditures have not been and are not expected to be material. Also, the Company has initiated a review of potential Year 2000 matters at its European manufacturing facility and communications with its significant suppliers and customers (which it expects to complete by the end of 1998) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although the actual costs of such review and any corrective actions required are not expected to be significant, actual costs cannot be determined until the review is completed. There can be no assurance that the systems of other companies or the Company's European manufacturing facility will be converted on a timely basis and will not have a corresponding adverse effect on the Company's results of operations or cash flows.

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


                                        PENWEST PHARMACEUTICALS CO.



Date: September   , 1998                By: /s/ Tod R. Hamachek
                                           --------------------------
                                           Tod R. Hamachek
                                           Chairman of the Board and
                                           Chief Executive Officer





                                 EXHIBIT INDEX


     Exhibit Number                                  Description
     --------------                                  -----------
           27*                                 Financial Data Schedule




* Previously filed