Form 10-Q
period 1998-09-30
PENWEST PHARMACEUTICALS CO
filed 1998-11-17
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _______________________ to ______________________

                          Commission File No. 000-23467

                           PENWEST PHARMACEUTICALS CO.
             (Exact name of registrant as specified in its charter)

              Washington                                         91-1513032
        ------------------------                            -------------------
        (State of Incorporation)                              (I.R.S. Employer
                                                            Identification No.)


     2981 Route 22, Patterson, NY                                12563-9970
----------------------------------------                         ----------
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

                              Yes  X                 No
                                  ---                     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

            Class                                                Outstanding
-----------------------------                                    -----------
Common stock, par value $.001                                    11,055,462

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

Part I.          Financial Information

       Item 1--  Financial Statements

                 Consolidated Balance Sheets..............................................................   3

                 Consolidated Statements of Operations....................................................   4

                 Condensed Consolidated Statements of Cash Flows..........................................   5

                 Notes to Condensed Consolidated Financial Statements.....................................   6

       Item 2--  Management's Discussion and Analysis of Financial Condition and Results of Operations....  10



Part II.         Other Information


       Item 6--  Exhibits and Reports on Form 8-K.........................................................  15

Signature.................................................................................................  16

Exhibit Index.............................................................................................  16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PENWEST PHARMACEUTICALS CO.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1997            1998
                                                               ------------   -------------
                                                                               (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                     $    938        $  1,137
  Trade accounts receivable, net                                   3,005           4,066
  Inventories:
    Raw materials and other                                        1,545           1,207
    Finished goods                                                 7,146           7,724
                                                                --------        --------
                                                                   8,691           8,931
Prepaid expenses and other current assets                            358             684
                                                                --------        --------
     Total current assets                                         12,992          14,818

Fixed assets, net                                                 22,311          22,537
Other assets                                                       2,133           4,591
                                                                --------        --------
     Total assets                                               $ 37,436        $ 41,946
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                        $  3,410        $  4,134
   Taxes payable                                                     361             448
   Payable to Penford                                             42,654             ---
                                                                --------        --------
     Total current liabilities                                    46,425           4,582
Deferred taxes                                                     2,967           2,900
Other long-term liabilities                                          341           2,321
                                                                --------        --------
     Total liabilities                                            49,733           9,803

Shareholders' equity (deficit)
  Common stock, par value $.001, authorized 39,000,000
   shares, issued and outstanding 11,055,462 shares                   11              11
  Preferred stock, par value $.001, authorized
   1,000,000 shares, none outstanding
  Additional paid-in capital                                       8,079          58,536
  Accumulated deficit                                            (19,649)        (25,937)
  Accumulated other comprehensive income                            (738)           (467)
                                                                --------        --------
     Total Shareholders' equity (deficit)                        (12,297)         32,143
                                                                --------        --------
     Total liabilities and Shareholders' equity (deficit)       $ 37,436        $ 41,946
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            THREE MONTHS
                                                         ENDED SEPTEMBER 30
                                                        ---------------------
                                                          1997         1998
                                                        --------     --------
                                                             (UNAUDITED)
Revenues
  Product sales                                         $  6,645     $  6,180
  Royalties and licensing fees                               325           50
                                                        --------     --------
    Total revenues                                         6,970        6,230
Cost of product sales                                      4,891        4,511
                                                        --------     --------
    Gross profit                                           2,079        1,719
Operating expenses
  Selling, general and administrative                      2,044        2,865
  Research and product development                           851        1,455
                                                        --------     --------
    Total operating expenses                               2,895        4,320
                                                        --------     --------
Loss before income taxes                                    (816)      (2,601)
Income tax expense (benefit)                                 525         (329)
                                                        --------     --------
Net loss                                                $ (1,341)    $ (2,272)
                                                        ========     ========

Basic and diluted net loss per share                    $  (0.12)    $  (0.21)
                                                        ========     ========

Weighted average shares of common stock outstanding       11,055       11,055
                                                        ========     ========


                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30
                                                        ---------------------
                                                          1997         1998
                                                        --------     --------
                                                                   (UNAUDITED)
Revenues
  Product sales                                         $ 19,876     $ 21,429
  Royalties and licensing fees                               911          143
                                                        --------     --------
    Total revenues                                        20,787       21,572
Cost of product sales                                     14,660       15,615
                                                        --------     --------
    Gross profit                                           6,127        5,957
Operating expenses
  Selling, general and administrative                      5,747        7,892
  Research and product development                         2,994        4,278
                                                        --------     --------
    Total operating expenses                               8,741       12,170
                                                        --------     --------
Loss before income taxes                                  (2,614)      (6,213)
Income tax expense                                           561           75
                                                        --------     --------
Net loss                                                $ (3,175)    $ (6,288)
                                                        ========     ========

Basic and diluted net loss per share                    $  (0.29)    $  (0.57)
                                                        ========     ========

Weighted average shares of common stock outstanding       11,055       11,055
                                                        ========     ========



     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                                   NINE MONTHS
                                                                ENDED SEPTEMBER 30
                                                               --------------------
                                                                 1997        1998
                                                               --------    --------
                                                                         (UNAUDITED)

Net cash used in operating activities                          $(1,322)    $(3,966)
Investing activities:
  Acquisitions of fixed assets, net                             (2,953)     (2,015)
  Other                                                           (625)         29
                                                               -------     -------
Net cash used in investing activities                           (3,578)     (1,986)
Financing activities:
  Increase (decrease) in payable to Penford                      5,403       6,105
Effect of exchange rate changes on cash and cash equivalents      (110)         46
                                                               -------     -------
Net increase in cash and cash equivalents                          393         199
Cash and cash equivalents at beginning of period                   695         938
                                                               -------     -------
Cash and cash equivalents at end of period                     $ 1,088     $ 1,137
                                                               =======     =======


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

     Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel drug delivery products and technologies. The Company has developed TIMERx proprietary controlled release drug delivery technology. The Company also manufactures and distributes pharmaceutical excipients, the inactive ingredients in tablets and capsules. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period and nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Penwest Pharmaceuticals Co.'s Registration Statement on Form 10 (declared effective on July 31, 1998).

     Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

3.   INCOME TAXES

     The effective tax rates for the three month period and the nine month period ended September 30, 1998 were a 13% benefit and a 1% expense, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) through August 31, 1998 for which Penwest was not reimbursed and state and foreign income taxes.

4.   EARNINGS PER COMMON SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Statement No. 128 replaced the previous requirement to report primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect, if any, of dilutive common stock equivalent shares. SFAS No. 128 does not impact the Company's net loss per share.

5.   COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income
     (loss) and its components; however, the adoption of this Statement had no impact on the Company's net loss or Shareholders' equity (deficit).

     The components of comprehensive loss, for the three and nine month periods ended September 30, 1997 and 1998 are as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                            1997                   1998       1997                  1998
                                          --------               --------   --------              --------
                                             (IN THOUSANDS OF DOLLARS)         (IN THOUSANDS OF DOLLARS)

Net loss                                  $(1,341)               $(2,272)   $(3,175)              $(6,288)
Foreign currency translation adjustments      157                    200       (491)                  271
                                          -------                -------    -------               -------

Comprehensive loss                        $(1,184)               $(2,072)   $(3,666)              $(6,017)
                                          =======                =======    =======               =======


     Accumulated other comprehensive income equals the cumulative translation adjustment which is the only component of other comprehensive income included in the Company's financial statements.

6.   CREDIT FACILITY

     On July 2, 1998 the Company obtained a $15 million unsecured revolving credit facility (the "Credit Facility") which is guaranteed by Penford Corporation, the Company's former parent corporation ("Penford"). The proceeds may be used to fund working capital and for general corporate purposes, including capital expenditures. On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, for a period ending August 31, 2000, it will guarantee the Company's indebtedness under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. The Credit Facility provides that the maximum amount available to the Company under the Credit Facility will be reduced by the amount of any net proceeds from any financing conducted by the Company, and that the Company will be required to repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. The Credit Facility contains a number of financial covenants that relate to Penford (and not Penwest), including requirements that Penford maintain certain levels of financial performance and capital structure. The Credit Facility also contains certain covenants applicable to both Penford and Penwest including restrictions on the incurrence of additional debt and the payment of dividends. Accordingly, the Company is substantially dependent on Penford's compliance with such covenants in order to access and maintain the Credit Facility. Any breach by Penford of these covenants would constitute a default by the Company under the Credit Facility, which would have a material adverse effect on the Company's business, financial condition and results of operation.

     As of September 30, 1998, the Company had no outstanding borrowings under the Credit Facility.

7.   CONTINGENCIES

     In May 1997, one of the Company's collaborators, Mylan Pharmaceuticals, Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG ("Bayer") and ALZA Corporation ("ALZA") own patents listed for Procardia XL (the last of which expires in 2010), and Pfizer, Inc. ("Pfizer is the sponsor of the New Drug Application ("NDA") and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. The Company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. If the litigation results in a determination that Nifedipine XL infringes Bayer's patent, Nifedipine XL could not be marketed in the United States until such patent expired. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition, cash flows and results of operations. Delays in the commercialization of Nifedipine XL could also occur because the FDA will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months have elapsed from the date of Mylan's certification, whichever is sooner.

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

     Testing, manufacturing, marketing and selling pharmaceutical products entail a risk of product liability. The Company faces the risk of product liability claims in the event that the use of its products is alleged to have resulted in harm to a patient or subject. Such risks exist even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. The Company is covered by primary product liability insurance in the amount of $2.0 million in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $20.0 million which can also be used for product liability insurance. There can be no assurance that this coverage is adequate to cover potential liability claims and may not be adequate as the Company develops additional products. As the Company receives regulatory approvals for products under development, there can be no assurance that additional liability insurance coverage for any such products will be available in the future on acceptable terms, if at all. The Company's business, financial condition, cash flows and results of operations could be materially adversely affected by the assertion of a product liability claim.

8.   RIGHTS AGREEMENT

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

     In the event that, at any time after any Person becomes a Rights Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

9.   REVERSE STOCK SPLIT

     On June 19, 1998, the Company effected a 0.76-for-1 reverse stock split of its Common Stock. Accordingly, all share and per share data have been retroactively adjusted to give effect to the reverse stock split.

10.  DISTRIBUTION AND CAPITAL CONTRIBUTION

     On August 31, 1998, Penford distributed to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's Common Stock (the "Distribution"). Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them. In connection with the Distribution (i) the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended, pursuant to the registration statement on Form 10 which was declared effective on July 31, 1998, (ii) the Company's Common Stock was listed with and began trading on the National Market on August 10, 1998 and (iii) Penford obtained a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution qualified as tax-free under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended, and that the receipt of shares of the Company's Common Stock in the Distribution would not result in the recognition of income, gain or loss to Penford's shareholders for federal income tax purposes.

     In connection with the Distribution, the Company and Penford have entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions which were required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under the Credit Facility referred to above; (ii) a Services Agreement pursuant to which Penford will continue on an interim basis to provide specified services to the Company until June 30, 1999 or until Penwest does not need the services, of which costs will be charged to the Company on an actual or allocated basis, plus a specified profit percentage; (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities; (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from

     Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and (v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities were incurred by Penwest related to the Penford defined benefit plan.

     On August 31, 1998, in connection with the separation of its pharmaceutical business, Penford contributed to the capital of the Company all existing intercompany indebtedness of the Company which approximated $50.5 million.

11.  STOCK OPTIONS

     On September 4, 1998 there were 1,010,000 options to purchase common stock granted to management. These options were priced at market and will vest over a four-year period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's principal development focus to date has been the development of controlled release drugs based on the TIMERx technology. The Company's collaborator, Leiras Oy ("Leiras"), received marketing approval in Finland for Cystrin CR (oxybutynin), a TIMERx formulation for the treatment of urge urinary incontinence in October 1997 and began marketing the product in Finland in January 1998. In addition, Synthelabo Groupe ("Synthelabo") has received marketing approval in the Netherlands, Austria and Ireland for Ditropan CR, a controlled release formulation of Cystrin CR, which Synthelabo licensed from the Company and Leiras. Synthelabo has not yet begun marketing this product. In May 1997, the Company's collaborator, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, the first generic version of Procardia XL. Subsequent to the filing of Mylan's ANDA, Bayer and Pfizer sued Mylan alleging patent infringement and Pfizer sued the FDA claiming that the FDA's acceptance of Mylan's ANDA filing was contrary to law. Pfizer's claim against the FDA was rejected by a district court in April 1998 and in May 1998 Pfizer appealed the district court's decision. There can be no assurance that Mylan or the FDA will prevail in these matters or that they will continue to contest these matters. An unfavorable outcome or protracted litigation with respect to either of these matters would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a party to collaborative agreements with Mylan, Leiras, Sanofi Winthrop International S.A. ("Sanofi"), Synthelabo and Endo Pharmaceuticals, Inc. ("Endo") with respect to the development and commercialization of TIMERx controlled release products. Under these collaborative agreements, the Company's collaborators are generally responsible for conducting full scale bioequivalence studies and clinical trials, preparing and submitting all regulatory applications and submissions and manufacturing, marketing and selling the TIMERx controlled release products. There can be no assurance that the Company's collaborations will be commercially successful. During the third quarter, the Company was notified by Kremers Urban Development Company that it was terminating the Covera HS (Verapamil) collaboration due to market considerations. The Company intends to seek to license this product to another collaborator. The Company cannot control the amount and timing of resources which its collaborators devote to the Company's programs or potential products. If any of the Company's collaborators breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the development and commercialization of product candidates would either be terminated or delayed, or the Company would be required to undertake product development and commercialization activities on its own and at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities.

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

     The Company has incurred net losses since 1994. As of September 30, 1998, the Company's accumulated deficit was approximately $25.9 million. The Company expects net losses to continue at least into late 1999. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1998 and 1997

     Total revenues decreased 10.6% for the three months ended September 30, 1998 to $6.2 million from $7.0 million for the three months ended September 30, 1997. Product sales decreased to $6.2 million for the three months ended September 30, 1998 from $6.6 million for the three months ended September 30, 1997 representing a decrease of 7.0%. The decrease in product sales was primarily due to lower sales in North America of EMCOCEL, one of the Company's principal excipient products, which occurred in part because the Company declined to continue serving a high volume, low margin account due to pricing pressures. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $50,000 for the three months ended September 30, 1998 from $325,000 for the three months ended September 30, 1997 due to the timing of when development milestones were earned.

     Gross profit decreased to $1.7 million or 27.6% of total revenues for the three months ended September 30, 1998 from $2.1 million or 29.8% of total revenues for the three months ended September 30, 1997. The decrease in gross profit percentage was primarily due to the decrease in royalty and licensing fees for the period. This decrease however, was partially offset by an overall improvement in the gross profit percentage on product sales from 26.4% for the three months ended September 30, 1997 to 27.0% for the three months ended September 30, 1998 due to improving margins on Emcocel products from volume manufacturing efficiencies, as well as product mix.

     Selling, general and administrative expenses increased by 40.2% for the three months ended September 30, 1998 to $2.9 million from $2.0 million for the three months ended September 30, 1997. The increase in 1998 was primarily due to higher compensation expenses related to the employment of additional employees in 1998 and depreciation on a new computer system.

     Research and development expenses increased by 71.0% for the three months ended September 30, 1998 to $1.5 million from $850,000 for the three months ended September 30, 1997. This increase was due to increased spending under the Company's collaborative agreement with Endo and increased spending related to the development of TIMERx controlled release products.

     For the three months ended September 30, 1998 the Company recorded an income tax benefit of 12.7%. This tax benefit was less than the statutory rate because operating losses generated by the Company in such period prior to August 31, 1998 were utilized by Penford, without any compensation being paid to the Company by Penford for these tax benefits. In addition, the Company's provision for income taxes includes state and foreign income taxes.

     Nine Months Ended September 30, 1998 and 1997

     Total revenues increased 3.8% for the nine months ended September 30, 1998 to $21.6 million from $20.8 million for the nine months ended September 30, 1997. Product sales increased to $21.4 million for the nine months ended September 30, 1998 from $19.9 million for the nine months ended September 30, 1997 representing an increase of 7.8%. The increase in product sales was primarily due to increased sales volumes of EMCOCEL. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $143,000 for the nine months ended September 30, 1998 from $911,000 for the nine months ended September 30, 1997 due to the timing of when development milestones were earned.

     Gross profit decreased to $6.0 million or 27.6% of total revenues for the nine months ended September 30, 1998 from $6.1 million or 29.5% of total revenues for the nine months ended September 30, 1997. The decrease in gross profit percentage was primarily due to the decrease in royalty and licensing fees for the period. This decrease, however, was partially offset by an overall improvement in the gross profit percentage on product sales from 26.2% for the nine months ended September 30, 1997 to 27.1% for the nine months ended September 30, 1998 due to improving margins on EMCOCEL products from volume manufacturing efficiencies as well as product mix.

     Selling, general and administrative expenses increased by 37.3% for the nine months ended September 30, 1998 to $7.9 million from $5.7 million for the nine months ended September 30, 1997. These lower expenses in the 1997 period reflected unusually low general and administrative expenses as a result of a property tax refund recorded in the second quarter of 1997 on the Patterson facility. The higher expense in 1998 was also due to higher compensation expenses and relocation expenses associated with the hiring of additional employees, and higher depreciation on a new computer system.

     Research and development expenses increased by 42.9% for the nine months ended September 30, 1998 to $4.3 million from $3.0 million for the nine months ended September 30, 1997. This increase was due to increased spending related to the development of TIMERx controlled release products including the Company's collaborative agreement with Endo.

     For the nine months ended September 30, 1998 the Company recorded an income tax expense of 1%, higher than the statutory rate of a 34% benefit because operating losses generated by the Company in such period prior to August 31, 1998 were utilized by Penford, without any compensation being paid to the Company by Penford for these tax benefits. In addition, the Company's provisions for income taxes includes state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Through August 31, 1998 (the "Distribution Date"), the Company received inter-company advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which aggregated to $50.5 million. On the Distribution Date Penford contributed the outstanding inter-company indebtedness to the capital of the Company. Although Penford has guaranteed the Company's indebtedness under the Credit Facility, in no other respects has Penford or will Penford provide financial support to the Company after the Distribution. Subsequent to the Distribution through September 30, 1998 the Company has funded its operations with cash from operations.

     As of September 30, 1998, the Company had cash and cash equivalents of $1.1 million, and no outstanding borrowings under the Credit Facility. The Company did begin drawing on the Credit Facility in October 1998. The Company has no committed sources of capital other than the Credit Facility and no indebtedness to any third or related parties other than under the Credit Facility. As of September 30, 1998, the Company did not have any material commitments for capital expenditures.

     The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the period as well as increasing trade receivables. As of December 31, 1997 there was a temporary decrease in accounts receivable due primarily to the timing of customer purchases and improved collection efforts. However, accounts receivable as of September 30, 1998 increased by 35% from December 31, 1997 primarily due to the increase and the timing of customer purchases.

     Funds expended for the acquisition of fixed assets were primarily related to the expansion and improvement of the Company's manufacturing facilities and laboratory space as well as the purchase of equipment used principally for research and development efforts. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks.

     The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least 1999. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including the timing and amount of payments received under existing and possible future collaborative agreements; the structure of any future collaborative or development agreements; the progress of the Company's collaborative and independent development projects; revenues from the Company's excipients business, including from the introduction of ProSolv, an excipient marketed by the Company; the costs to the Company of bioequivalence studies for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, marketing and sales capabilities. The Company has no committed sources of capital other than the Credit Facility. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

     To the extent capital resources are insufficient to meet future requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, if at all. The Credit Facility restricts the incurrence of additional indebtedness by the Company and provides that the maximum amount available to Penwest under the Credit Facility, $15.0 million, will be reduced by the amount of any net proceeds from any financing conducted by the Company and that the Company will repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be unable to comply with its obligations under its collaborative agreements, which could result in the termination of such collaborative agreements. In addition, the Company may be required to curtail operations significantly or obtain funds through entering into collaborative agreements on unfavorable terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

     Under the Company's strategic alliance agreement with Endo, the Company expects to expend approximately $9 million, primarily in 1999 and 2000. The Company expects to rely on funds available under the Credit Facility and cash from operations to fund expenditures. However, as noted above the Company may be required to raise additional funds to continue its development activities, including its activities under the Endo agreement. However, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

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

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware or other equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and contingency planning. The Company has completed approximately 75% of its overall anticipated assessment of programs, hardware or other equipment that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be affected. The Company recently installed a new integrated computer system for all domestic operations that is Year 2000 compliant. The underlying hardware is also Year 2000 compliant according to vendor certification. The international information technology system primarily consists of personal computers, the majority of which will require replacement. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may be Year 2000 non-compliant. Affected systems include process control software used at the Company's two manufacturing plants, which produce the Company's Emcocel products, which account for approximately 50% of the Company's revenues. A failure in either of the plants could cause significant disruption to such operations, which would have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

Although the Company has not completed its Year 2000 assessment, it has begun the remediation and testing phases with respect to the Year 2000 issues it has identified with respect to its information technology systems. The Company has completed approximately 75% of the required remediation and expects to complete replacement of personal computers no later than June 30, 1999. The Company also needs to complete testing of its software and hardware systems to ensure compliance. The Company estimates that it has tested approximately 25% of such systems. The Company expects completion of the testing phase for all significant systems by February 1999.

The required remediation of operating equipment primarily relates to manufacturing and laboratory equipment. The Company is currently assessing the laboratory equipment, and to date, has not identified any material remediation issues. The Company estimates that it is approximately 60% complete with this assessment, that the assessment will be completed by December 1998 and that any required remediation will be completed by June 1999.

The Company has not yet completed the assessment of the process control system in its two manufacturing facilities, but anticipates that such assessment will be completed by March 1999 and that any remediation and testing will be completed by September 1999.

The Company does not have any system interfaces with third party vendors or customers. The Company is in the process of identifying and obtaining documentation from its significant suppliers and subcontractors none of which share information systems with the Company to determine the extent to which such suppliers and subcontractors will be affected by any significant Year 2000 issues. The Company has not sought to obtain such documentation from its strategic customers. To date, the Company is not aware of any supplier, subcontractor or strategic customers with a Year 2000 issue that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows. However, as of November 1, 1998 the Company has only received responses from approximately 25% of the third parties to whom such communications were made.

There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

The costs of the Company's Year 2000 compliance efforts are being funded by Penford, through August 31, 1998 and thereafter with cash flows from operations as well as the Company's Credit Facility. Although the Company has not completed the Year 2000 assessment of its computer systems and software, based upon its assessment efforts to date, the Company does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. For example, the Company recently installed a computer system, which was purchased and installed irrespective of Year 2000 and cost approximately $4.0 million. As of November 1, 1998, additional costs incurred by the Company for the replacement of computer equipment and software that was not Year 2000 compliant (i.e. the costs incurred in excess of the costs that would have been incurred by the Company in the ordinary course of replacing computer equipment and software) have not been material. The Company expects to incur total costs of less than $100,000 to become Year 2000 compliant.

The Company does not presently believe that the Year 2000 issue will pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows or adversely affect the Company's relationships with customers, suppliers or others.

The Company has not yet developed a contingency plan for dealing with operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Year 2000 compliance and to establish a contingency plan in the event of such failure by December 31, 1999.

The foregoing assessment of the impact of the Year 2000 issue on the Company is based on management's best estimates as of the date of this Quarterly Report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate and actual results could differ materially from those estimated if these assumptions prove inaccurate.

COMMON EUROPEAN CURRENCY

     The Treaty on European Economic and Monetary Union (the "Maastricht Treaty") provides for the introduction of a single European currency, the Euro, in substitution for the national currencies of the member states of the European Union that adopt the Euro. In May 1998, the European Council determined (i) the 11 member states that met the requirement for the Monetary Union, and (ii) the currency exchange rates among the currencies for the members states joining the Monetary Union. The transitory period for the Monetary Union starts on January 1, 1999. According to Council Resolution of July 7, 1997, the introduction of the Euro will be made in three steps: (i) a transitory period from January 1, 1999 to December 31, 2001, in which current accounts may be opened and financial statements may be drawn in Euros, and local currencies and Euros will coexist;
(ii) from January 1, 2002 to June 30, 2002, in which local currencies will be exchanged for Euros; and (iii) from July 1, 2002 in which local currencies will disappear. Although there can be no assurance that a single European currency will be adopted or, if adopted, on what time schedule and with what success substantial transitional costs could result as the Company redesigns its software systems to reflect the adoption of the new currency. In addition, there can be no assurance as to the effect of the adoption of the Euro on the Company's payment obligations under commercial agreements in such currencies.

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

                          PART II. -- OTHER INFORMATION



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


                                     PENWEST PHARMACEUTICALS CO.


Date: November 16, 1998             By: /s/ Tod R. Hamachek
                                        -------------------------------
                                        Tod R. Hamachek
                                        Chairman of the Board and
                                        Chief Executive Officer




                                  EXHIBIT INDEX

     Exhibit Number                Description
     --------------                -----------
         27                   Financial Data Schedule

         99 Pages 12 through 22 of Amendment No. 2 to the Company's Registration Statement on Form 10/A as filed with the Securities and Exchange Commission on July 28, 1998 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).