Form 10-K405
period 1998-12-31
PENWEST PHARMACEUTICALS CO
filed 1999-03-31
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                        Commission File Number 000-23467

                           PENWEST PHARMACEUTICALS CO.

             (Exact name of registrant as specified in its charter)

            WASHINGTON                                          91-1513032
     -------------------------------                 ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                  2981 Route 22
           PATTERSON, NEW YORK                                 12563-9970
     ---------------------------------------------           -------------------
     (Address of principal Executive Offices)                    (Zip Code)

     Registrant's telephone number, including area code:

                                 (914) 878-3414

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE OF WHICH REGISTERED
     NONE                                                    NONE
                     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                          COMMON STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                    Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 20, 1999 was approximately $115 million. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of March 20, 1999 was 11,121,904.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS

GENERAL

      The Company is engaged in the research, development and commercialization of novel drug delivery technologies. Based on its extensive expertise in developing and manufacturing tabletting ingredients for the pharmaceutical industry, the Company has developed its proprietary TIMERx(R) controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and Prosolv SMCC(TM), another drug delivery technology.

TIMERX CONTROLLED RELEASE TECHNOLOGY

      The Company has developed the TIMERx delivery system, a novel drug delivery technology, which is based on the Company's knowledge of excipients, to address the limitations of currently available oral controlled release delivery systems. The Company believes that the TIMERx system is a major advancement in oral drug delivery that represents the first easily-manufactured oral controlled release drug delivery system that is applicable to a wide variety of drug classes, including soluble drugs, insoluble drugs and drugs with a narrow therapeutic index. The Company intends to utilize the TIMERx system to formulate generic versions of controlled release drugs, controlled release formulations of currently-marketed immediate release drugs and New Chemical Entities ("NCE's").

      The TIMERx drug delivery system is a hydrophilic matrix combining primarily a heterodispersed mixture, usually polysaccharides xanthan and locust bean gums, in the presence of dextrose. The physical interaction between these components works to form a strong, binding gel in the presence of water. Drug release is controlled by the rate of water penetration from the gastrointestinal tract into the TIMERx gum matrix, which expands to form a gel and subsequently releases the active drug substance. The TIMERx system can precisely control the release of the active drug substance in a tablet by varying the proportion of the gums, together with the third component, the tablet coating and the tablet manufacturing process. Drugs using TIMERx technology are formulated by combining the active drug substance, the TIMERx drug delivery system and additional excipients and compressing such materials into a tablet.

      Each of the TIMERx formulations developed by the Company to date has been developed under a collaborative arrangement with a pharmaceutical company. The Company's collaborator, Leiras OY, a Finnish subsidiary of Schering AG ("Leiras"), received marketing approval in Finland for Cystrin CR(R) , a controlled release version of oxybutynin utilizing Penwest's TIMERx technology for the treatment of urge urinary incontinence and began marketing the product in Finland in January 1998. The Company's collaborator, Sanofi Winthrop International S.A. ("Sanofi"), received marketing approval in the United Kingdom in November, 1998 for Slofedipine XL, a controlled release version of nifedipine utilizing Penwest's TIMERx technology for the treatment of angina. The Company's collaborator, Mylan Pharmaceuticals Inc. ("Mylan"), received a tentative approval in March 1999 of an Abbreviated New Drug Application ("ANDA") from the U.S. Food and Drug Administration (the "FDA") for the first generic version of the 30 mg dosage strength of Procardia(R) XL (nifedipine), a leading cardiovascular drug for angina and hypertension.

      The Company believes that the TIMERx controlled release system has several advantages over other oral controlled release systems.

      * Broad Applicability as a Drug Delivery System. The TIMERx system is adaptable to a wide range of drugs with different physical and chemical properties. For instance, the TIMERx system can be used to deliver both low dose (less than 5 mg) and high dose (greater than 500 mg) drugs as well as water soluble and insoluble drugs. Because of the high affinity of xanthan and locust bean gums, the TIMERx system permits a formulation with a high drug to gum ratio, which permits tablets to include a higher dosage of the active drug substance.

      * Flexible Pharmacokinetic Profile. The Company formulates the TIMERx material to optimize the desired kinetic profile of the active drug substance. In this manner, the TIMERx system can be designed to enhance the therapeutic effect of the active drug substance. Depending on the desired release profile, the Company can formulate the drug to be released in the body (i) at a constant amount or linear rate over time, (ii) at a decreasing amount over time where the rate is dependent on drug concentration, or (iii) at a varied release rate.

      * Ease of Manufacture. Drugs formulated using the TIMERx system are designed for production on standard pharmaceutical processing equipment. The TIMERx technology is easily and reproducibly scaled-up in a commercial manufacturing environment often utilizing the cost-effective direct compression tabletting process.

      * Cost-Effective System. The TIMERx system is a cost-effective drug delivery system. It involves fewer and less complex ingredients than other systems and does not require the manufacturer to purchase specialized equipment. The Company believes that drug formulations using the TIMERx system can be developed more rapidly than drugs formulated with alternative controlled delivery systems and that the time to scale up to commercial quantities is minimized.

PROSOLV SMCC(TM)

      Prosolv, which is silicified microcrystalline cellulose, is a patented combination of microcrystalline cellulose and colloidal silicon dioxide. These two ingredients work together synergistically for optimal tabletting performance. ProSolv can be used by manufacturers to produce harder tablets and can enable manufacturers to reduce the amount of binders used in the tablet, thereby reducing the size and cost of the tablet. Additionally, ProSolv can be used to manufacture tablets with difficult active ingredients which otherwise may not have been manufactured.

PENWEST STRATEGY

      The Company's strategy is to become a premier oral drug delivery company for the pharmaceutical industry. The Company has extensive expertise in formulating tablets for pharmaceutical applications. The Company's strategy consists of the following principal elements:

Leverage the TIMERx technology through the following:

* Create Innovative Branded Controlled Release Versions of Immediate Release Pharmaceuticals. The Company is increasingly focused on the application of its TIMERx technology to the development of controlled release formulations of immediate release drugs, which will be marketed as brand name pharmaceuticals. In developing these controlled release formulations, the Company intends to seek collaborations with developers of the immediate release drugs or with pharmaceutical companies having a market presence in the applicable therapeutic area. The development of these controlled release drugs is subject to the New Drug Application ("NDA") approval process, although the Company and its collaborators may be permitted to rely on existing safety and efficacy data with respect to the immediate release drug in submitting the NDA.

* Apply TIMERx Technology to Generic Versions of Controlled Release Pharmaceuticals. The Company is also focused on the application of its TIMERx technology to the development of generic versions of controlled release drugs. The Company has focused its development efforts on these drugs in order to accelerate the commercialization of the TIMERx delivery system, since generic drugs are regulated through the less expensive and abbreviated ANDA regulatory process applicable to generic drugs. In selecting generic controlled release pharmaceutical candidates to develop, the Company targets high sales volume, technically-complex controlled release pharmaceuticals. The Company believes these drug candidates are difficult to replicate and, as a result, TIMERx versions may have limited competition from other formulations.

* Apply TIMERx Technology to the Development of New Chemical Entities. The Company believes that its TIMERx technology may be applicable to the development of products containing NCEs by pharmaceutical companies. The development of such NCE's is subject to the full NDA approval process, including conducting preclinical studies, filing an Investigational New Drug ("IND") application, conducting clinical trials and submitting an NDA.

Establish Collaborations for Development, Manufacture and Marketing. The Company's principal collaborative agreements are with Mylan, Leiras, Sanofi and Endo Pharmaceuticals, Inc. ("Endo"). The Company is seeking to enter into additional collaborative agreements for both TIMERx and Prosolv. The Company's existing and potential future collaborations enable the Company to secure additional financial support for its research and development activities, to obtain access to the clinical, manufacturing and regulatory resources and expertise of its collaborators and to rely on them for the sales and marketing, distribution and promotion.

Continue Research in Excipients to Add Additional Products to the Company's Portfolio. The Company's product portfolio consists of many excipients which are basic in many tablet formulations, as well as other more sophisticated technologies used in tablet formulations that are typically licensed. The Company intends to develop additional excipients which it believes addresses formulation issues or needs in tabletting.

      The achievement of the Company's strategy is subject to various risks and uncertainties. In particular, there can be no assurance that the Company's capital resources will be sufficient to fully implement its strategy. The costs of implementing the Company's strategy are difficult to predict and will depend on numerous factors. If the Company's capital resources are insufficient to fully implement its strategy, the Company may be required to modify its strategy. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

TIMERX PRODUCT DEVELOPMENT

      The following table provides information relating to our principal products by therapeutic area, the development status and the collaborator for each of the principal products being marketed or under development utilizing the Company's TIMERx technology and is qualified by reference to the more detailed descriptions included elsewhere in this Annual Report on Form 10-K. The Company is also conducting other development activities with respect to various additional controlled release formulations.

-------------------------------------------------------------------------------------------------------
BRAND NAME                    THERAPEUTIC             DEVELOPMENT
(COMPOUND)                       AREA                    STATUS                     COLLABORATOR(1)
----------                       ----                    ------                     ---------------

BRANDED CONTROLLED RELEASE(2)

Cystrin CR                     Urge Urinary              Approved (3)                    Leiras
  (oxybutynin)                 Incontinence

Numorphan TRx                  Pain Relief               Formulation                     Endo
  (oxymorphone)

GENERIC CONTROLLED RELEASE(4)

Procardia XL                   Hypertension,             ANDA tentatively (5)            Mylan
  (nifedipine)                 Angina                    approved

Adalat CC                      Hypertension              Bioequivalence Studies          Mylan
  (nifedipine)

Adalat LA                      Hypertension,             Approved (6)                    Sanofi
  (nifedipine)                 Angina

Glucotrol XL                   Diabetes                  Bioequivalence Studies          Mylan
  (glipizide)
-------------------------------------------------------------------------------------------------------

(1) The Company's collaborators typically provide research and development support and are responsible for conducting full scale bioequivalence studies or clinical trials, obtaining regulatory approvals and manufacturing, marketing and selling the product. There can be no assurance that the results obtained in bioequivalence studies or preclinical studies will be obtained in full scale bioequivalence studies and other late stage clinical studies or that the Company or its collaborators will receive regulatory approvals to continue clinical studies of such products or to market any such products.

(2) Controlled release formulations of immediate release products are subject to the NDA regulatory process. To the extent that the controlled release product is an extension of an FDA-approved immediate release version of the same chemical entity, the Company's collaborators may be permitted to rely on existing clinical data as to the safety and efficacy of the chemical entity in filing NDAs.

(3) Leiras received marketing approval for Cystrin CR in Finland in October 1997 and began marketing the product in January 1998.

(4) Generic versions of controlled release products are developed in three basic stages:

      FORMULATION. Involves the utilization or adaptation of drug delivery technologies to the product candidate and evaluation in in vitro dissolution studies.

      BIOEQUIVALENCE STUDIES. (a) Pilot bioequivalence studies involve testing in 10 to 15 human subjects to determine if the formulation yields a blood level comparable to the existing controlled release drug; (b) Full scale bioequivalence studies involve the manufacture of at least 10% of the intended commercial lot size and the analysis of plasma concentrations of the drug in 24 or more human subjects under fasting conditions and multiple dose conditions and 18 or more human subjects under fed conditions to determine whether the rate and extent of the absorption of the drug are substantially equivalent to that of the existing drug.

      ANDA FILING. An ANDA is submitted to the FDA with results of bioequivalence studies and other data such as in vitro specifications for the formulation, stability data, analytical data, methods validation and manufacturing procedures and controls.

(5) Mylan has filed an ANDA for the 30 mg dosage strength of Nifedipine XL, which ANDA has received tentative approval from the FDA, and is conducting full scale bioequivalence studies of the 60 and 90 mg dosage strengths of Nifedipine XL. Final approval on the 30 mg strength will not be granted until certain legal issues including the patent lawsuit brought by Bayer AG ("Bayer") and Pfizer, Inc. ("Pfizer") against Mylan have been resolved.

(6) Sanofi received marketing approval for and began marketing Slofedipine XL in the United Kingdom in November 1998.

BRANDED CONTROLLED RELEASE PHARMACEUTICALS

      The Company is increasingly applying its TIMERx technology to the development of controlled release formulations of immediate release pharmaceuticals. The Company's principal branded controlled release pharmaceuticals being marketed or in development are as follows:

      CYSTRIN CR. The Company and Leiras have developed a controlled release formulation of Cystrin(R) incorporating TIMERx technology, which is being marketed in Finland by Leiras under the tradename Cystrin CR. Leiras received marketing approval in Finland for Cystrin CR in October 1997 and began marketing the product in Finland in January 1998. Cystrin is a two to three times-a-day immediate release version of the anticholinergic drug oxybutynin indicated for the treatment of urge urinary incontinence. Oxybutynin is marketed in Finland by Leiras under the trademark Cystrin.

      NUMORPHAN TRX. The Company and Endo are currently developing a controlled release formulation of Numorphan(R) incorporating TIMERx technology. Numorphan is a parenteral and suppository dosage form of oxymorphone, a narcotic analgesic for the treatment of moderate to severe pain. Numorphan is marketed by Endo and had sales in the United States in 1997 of approximately $10 million. Numorphan TRx, if successfully developed, would represent the first oral controlled release version of Numorphan and would compete in the severe analgesic market with products such as MS Contin and Oxycontin, which had sales in the United States in 1998 of approximately $450 million. The Company is currently in the process of developing TIMERx-based formulations and no clinical studies on such formulations have been conducted to date.

GENERIC CONTROLLED RELEASE PHARMACEUTICALS

      Generic controlled release pharmaceuticals are therapeutic equivalents of brand name drugs for which patents or marketing exclusivity rights have expired. Generic controlled release pharmaceuticals are typically difficult to replicate because of: (i) formulation complexity; (ii) analytical complexity; and/or (iii) manufacturing complexity. The Company believes that such generic controlled release pharmaceuticals are less likely to suffer the same price erosion as other generic pharmaceuticals because of the difficulty in replicating controlled release pharmaceuticals and the resulting limits on competition.

      When developing generic pharmaceuticals, the drug developer is required to demonstrate that the generic product candidate will exhibit in vivo release and absorption characteristics equivalent to those of the branded pharmaceutical without infringing on any unexpired patents. During the formulation of generic pharmaceuticals, drug developers create their own version of the branded drug by using or adapting drug delivery technologies to the product candidate.

      The Company's principal generic controlled release pharmaceuticals being marketed or in development are as follows:

      NIFEDIPINE XL. The Company and Mylan are currently developing different dosage strengths of Nifedipine XL, a generic version of Procardia XL incorporating TIMERx technology. Procardia XL is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina, which uses the OROS delivery system. Procardia XL is marketed in three dosage strengths (30 mg, 60 mg and 90 mg) by the Pratt Pharmaceuticals division of Pfizer and had sales in the United States in 1998 of approximately $700 million.

      In March 1999, Mylan's ANDA for Nifedipine XL (30 mg) was tentatively approved by the FDA. Final approval of the ANDA is subject to the resolution of pending patent infringement litigation and other matters. Mylan's ANDA was the first ANDA for a generic version of Procardia XL filed with the FDA for the 30 mg strength. Mylan is currently conducting full scale bioequivalence studies of the 60 mg and 90 mg dosage strengths of Nifedipine XL. The Company is aware that Biovail Corporation International ("Biovail") filed an ANDA for the 30 mg and 60 mg dosage strength of a generic version of Procardia XL and is aware of a number of other companies that are developing generic versions of Procardia XL.

NIFEDIPINE CC. The Company and Mylan are currently developing Nifedipine CC, a generic version of Adalat CC(R) incorporating TIMERx technology. Adalat CC is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension. Adalat CC is marketed in three dosage strengths (30 mg, 60 mg and 90 mg) by Bayer and had sales in the United States in 1998 of approximately $357 million. Mylan is conducting full scale bioequivalence studies of the 30 mg dosage strength of Nifedipine CC. Warner Chilcott and Biovail have filed ANDAs for generic versions of Adalat CC.

      SLOFEDIPINE XL. The Company and Sanofi received approval for and began marketing in the United Kingdom in November 1998 Slofedipine XL, a generic version of Adalat LA(R) (a drug marketed in Europe that utilizes the same controlled release technology as Procardia XL) incorporating TIMERx technology. Adalat LA is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina, which uses the OROS delivery system. Adalat LA is marketed in two dosage strengths (30 mg and 60 mg) by Bayer in Europe and had sales in the UK in 1998 of approximately $60 million.

      GLIPIZIDE XL. The Company and Mylan are currently developing Glipizide XL, a generic version of Glucotrol XL(R) incorporating TIMERx technology. Glucotrol XL is a once-a-day controlled release formulation of glipizide, a blood-glucose lowering agent indicated as an adjunct to diet for the control of hyperglycemia in diabetes patients, which uses the OROS delivery system. Glucotrol XL is marketed in 5 mg and 10 mg dosage strengths by the Pratt Pharmaceuticals division of Pfizer and had sales in the United States in 1998 of approximately $198 million. Mylan is conducting full scale bioequivalence studies of the 5 mg and 10 mg dosage strengths of Glipizide XL. The Company is aware of a number of other companies that are developing generic formulations of Glucotrol XL.

      ALBUTEROL. The Company is engaged in the development of other TIMERx-based products, including a generic version of Volmax for the treatment of asthma.

PHARMACEUTICAL EXCIPIENTS

      The Company sells 28 excipient products which are used in the manufacture of tablets by pharmaceutical and nutritional companies worldwide. The Company's product line is broadly classified into three distinct categories: binders, disintegrants and lubricants. Binders, working in conjunction with other products, are the primary tablet-forming component of excipients. Disintegrants function to help make a tablet fall apart when consumed by drawing water into the dosage form, a necessary precursor to dissolution and ultimately absorption of the drug. Lubricants help facilitate the ease of manufacture of drugs so that they emerge from a tabletting machine with the desired physical characteristics.

      The Company's excipients are sold to the prescription, over-the-counter and nutritional markets. In 1998, the Company sold bulk excipients to more than 300 customers, including some of the leading pharmaceutical companies in the world such as the Perrigo Company (which accounted for approximately 11% of the Company's revenues in 1998), Bristol-Myers Squibb Company, McNeil Consumer Products Company and SmithKline Beecham, plc ("SmithKline"), in more than 40 countries.

      The following is a list of excipient products currently being marketed in bulk by the Company:

     PROSOLV was introduced in late 1996 and the Company sells it both in bulk and through licensing arrangements when exclusivity is offered. The Company believes that Prosolv offers numerous advantages over traditional microcrystalline cellulose and intends to develop additional combination products which offer advantages to the customer.

      EMCOCEL(R), or microcrystalline cellulose (MCC), the Company's largest selling product, is a tabletting binder used in pharmaceutical formulations worldwide. EMCOCEL is utilized in a number of products including ethical and over-the-counter brands.

      EMCOMPRESS(R), or dicalcium phosphate, is a binder marketed by the Company under an exclusive worldwide distribution agreement with the manufacturer Albright and Wilson Americas Inc. The distribution agreement expires on December 31, 2000, subject to automatic extension on an annual basis unless either party gives the other party 12 months notice of its desire to terminate the agreement. EMCOMPRESS is frequently used in vitamin formulations as it serves as an additional source of dietary calcium.

      EMDEX(R), or dextrates, is a binder that is used as a directly compressible excipient in both chewable and non-chewable tablets. EMDEX is odorless with a sweet taste caused by its sugar composition. EMDEX is used in, among other things, chewable antacid tablets and vitamins. EMDEX is manufactured by Penford Corporation ("Penford").

      EXPLOTAB(R), or sodium starch glycolate, is the principal disintegrant marketed by the Company. EXPLOTAB is distributed by the Company under an exclusive worldwide distribution agreement with the manufacturer, Roquette America, Inc. The distribution agreement is automatically renewable on an annual basis unless either party gives the other party 12 months notice of its desire to terminate the agreement. EXPLOTAB is used in a number of products and is an essential component of the Tylenol family of products.

      PRUV(R), or sodium stearyl fumarate, is the principal lubricant marketed by the Company. PRUV is marketed under an exclusive worldwide distribution agreement with the manufacturer, Astra Pharmaceutical Production AB. In February 1999, Astra notified the Company that the distribution agreement will be terminated effective February 2000. The Company is currently seeking an alternative supplier. PRUV is used in several prescription pharmaceuticals.

      The Company had revenues from the sale of pharmaceutical excipients in 1996, 1997 and 1998 of $25.0 million, $26.0 million and $28.7 million, respectively.

COLLABORATIVE ARRANGEMENTS

      The Company enters into collaborative arrangements with pharmaceutical companies to facilitate and expedite the commercialization of its TIMERx drug delivery technology.

      Under most of its collaborative arrangements, the Company has received upfront fees and milestone payments and is entitled to receive additional milestone payments. In addition, under all its current collaborative arrangements, the Company is entitled to receive royalties on the sale of the products covered by such collaborative arrangements and payments for the purchase of formulated TIMERx material. Assuming that all milestones are achieved under its current collaborative arrangements, the Company would be entitled to receive up to an aggregate of $4.7 million in upfront fees and milestone payments, of which $2.4 million have been received to date. There can be no assurance that future milestone payments will be received. The Company's principal collaborative arrangements are described below.

MYLAN PHARMACEUTICALS INC.

      In August 1994, August 1995 and March 1996, the Company entered into product development and supply agreements with Mylan with respect to the development of generic versions of Procardia XL (nifedipine), Adalat CC (nifedipine) and Glucotrol XL (glipizide), based on the Company's TIMERx technologies (the "Mylan Products"). Mylan is one of the leading generic pharmaceutical companies in the United States.

      Under these product development and supply agreements, the Company is responsible for the formulation, manufacture and supply of TIMERx material for use in the Mylan Products, and Mylan is responsible for conducting all bioequivalence studies, preparing all regulatory applications and submissions and manufacturing and marketing the Mylan Products in the United States, Canada and Mexico. Each product development and supply agreement is terminable by either party upon 90 days prior written notice at any time (i) prior to the submission of the ANDA for the product covered by such agreement if such party reasonably determines that no further development efforts are likely to lead to the successful development of such product and (ii) prior to approval by the FDA of such ANDA if such party reasonably determines that such ANDA is not likely to be approved. Following approval of the ANDA, the product development and supply agreement will extend for a term of 20 years from the date on which the ANDA is approved, subject to earlier termination by either party upon specified circumstances, including termination by the Company if Mylan fails to meet minimum sales volume requirements and termination by either party upon a material breach by the other party of the agreement. If the Company does not satisfy its obligations under any of these agreements, the Company will be in breach of such agreement and Mylan will be entitled to terminate such agreement.

      The Company has received milestone payments under each of the product development and supply agreements and is entitled to additional milestone payments under such agreements upon the continued development of the Mylan Products. The Company is also entitled to royalties on the sale of each Mylan Product, which royalties will be reduced with respect to such Mylan Product if there are on the market and available for retail sale any other generic controlled release formulations of the drug of which such Mylan Product is a generic controlled release formulation. The Company is aware of one ANDA filed for the 30 mg and two ANDA's filed on the 60 mg dosage strength of a generic version of Procardia XL and two ANDAs filed for the 30 mg dosage strength of a generic version of Adalat CC. In addition, Mylan has agreed that during the term of the product development and supply agreements it will purchase formulated TIMERx material for use in the Mylan Products exclusively from the Company at specified prices.

      The Company and Mylan also entered into a sales and distribution agreement in January 1997 (the "Mylan Distribution Agreement") with respect to Nifedipine XL pursuant to which Mylan agreed to manufacture and supply Nifedipine XL to the Company for distribution by the Company and one or more distributors (as to which the Company and Mylan must mutually agree) in certain specified European and Latin American countries. This agreement expires in January 2007, subject to automatic extension on an annual basis. Under this agreement, the Company has agreed to purchase Nifedipine XL exclusively from Mylan at specified prices or to pay Mylan 50% of any royalties received by the Company from its distributors if Mylan licenses its manufacturing technology to the Company for use by the Company's distributors instead of manufacturing the product for distribution. Under this agreement, Mylan is entitled to 50% of any royalties or milestone payments received by the Company under the Company's product development and supply agreement with Sanofi described below.

SANOFI WINTHROP INTERNATIONAL S.A.

      In February 1997, the Company entered into a product development and supply agreement with Sanofi with respect to the development of a generic version of Adalat LA based on the Company's TIMERx technology (the "Sanofi Product"), a drug that utilizes the same controlled release technology as Procardia XL. Sanofi is a research-based international pharmaceutical company, based in Paris, France, which has a European infrastructure from which to develop, register and market prescription pharmaceuticals.

      Under the product development and supply agreement, the Company is responsible for conducting pilot bioequivalence studies of the Sanofi Product and for manufacturing and supplying TIMERx material to Sanofi, and Sanofi is responsible for conducting all full scale bioequivalence and clinical studies, preparing all regulatory applications and submissions and manufacturing and marketing the Sanofi Product in specified countries in Europe and in South Korea. This drug was approved and Sanofi began marketing the drug in the U.K. in November 1998.

      The product development and supply agreement expires with respect to each specified country on the 10th, 13th, 16th or 19th anniversary of the date on which the Sanofi Product is approved by the relevant regulatory authority in such country for commercial sale if notice is provided by either party prior to any of such anniversary dates that the agreement will expire with respect to such country on such anniversary date. The agreement is also subject to earlier termination by either party under specified circumstances, including termination by the Company if Sanofi fails to meet minimum sales volume requirements and termination by either party upon a material breach of the agreement by the other party. If the Company does not satisfy its obligations under the agreement, the Company will be in breach of the agreement and Sanofi will be entitled to terminate the agreement.

      The Company is entitled to milestone payments under the product development and supply agreement upon the continued development of the Sanofi Product. The Company is also entitled to royalties upon the sale of the Sanofi Product. One half of such payments will be paid to Mylan in accordance with the Mylan Distribution Agreement. In addition, Sanofi has agreed that, during the term of the product development and supply agreement, it will purchase formulated TIMERx material for use in the Sanofi Product exclusively from the Company at specified prices.

LEIRAS OY

      In July 1992, the Company entered into an agreement with Leiras with respect to the development and commercialization of Cystrin CR, a controlled release formulation of Cystrin based on the Company's TIMERx technology. In May 1995, the Company entered into a second agreement with Leiras clarifying certain matters with respect to the collaboration. Leiras is a Finnish subsidiary of Schering AG. Leiras is developing products focused in the areas of reproductive health care, urology, oncology and inhalation technology.

      Under the agreements, the Company is responsible for the development and formulation of Cystrin CR and for manufacturing and supplying TIMERx material to Leiras for use in the manufacture of Cystrin CR, and Leiras is responsible for preparing all regulatory applications and submissions and manufacturing and marketing Cystrin CR on a worldwide basis. Leiras has the right to transfer its rights and responsibilities under the agreements and its related product rights for specified territories, subject in certain circumstances to the approval of the Company.

      The agreements terminate upon the expiration of the TIMERx patents licensed to Leiras (which will occur in the year 2014), subject to earlier termination by either party under specified circumstances, including upon a material breach of the agreement by a party or upon the bankruptcy of a party. If the Company does not satisfy its obligations under either of these agreements, the Company will be in breach of such agreement and Leiras will be entitled to terminate such agreement. Leiras has also agreed to pay the Company royalties on the sale of Cystrin CR and to purchase formulated TIMERx material exclusively from the Company at specified prices.

ENDO PHARMACEUTICALS INC.

      In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of controlled release formulations of oxymorphone based on the Company's TIMERx technology (the "Endo Products"). Endo is a research-based and generic pharmaceutical company formed from a management buyout of a division of DuPont Merck Pharmaceuticals ("DuPont Merck"). Endo has a broad product line including 25 drugs in the generic product division and 12 established (formerly DuPont Merck) brand products, including Percodan and Percocet. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

      Under the strategic alliance agreement, the responsibilities of the Company and Endo with respect to any Endo Product will be determined by a committee comprised of an equal number of members from each of the Company and Endo (the "Alliance Committee"). However, the Company expects that it will formulate each drug candidate and that Endo will conduct all clinical studies and prepare and file all regulatory applications and submissions. In addition, under the agreement, the Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market the Endo Products in the United States. The manufacture and marketing of Endo Products outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

      The strategic alliance agreement is terminable with respect to an Endo Product by either party upon 30 days prior written notice at any time (i) prior to the completion of development activities with respect to such Endo Product if such party determines that further development efforts are not likely to lead to the successful development of such Endo Product and (ii) prior to obtaining approval by the FDA (or equivalent regulatory authority) of an NDA (or equivalent regulatory filing) with respect to such Endo Product if such party determines that further efforts are not likely to lead to such approval, although the non-terminating party would have the right to continue the agreement with respect to such Endo Product for a specified period and the royalties that might otherwise have been payable to the terminating party would be reduced. Following regulatory approval of the marketing and sale of such Endo Product, the term of the strategic alliance agreement will extend for up to 20 years from the date of such regulatory approval, subject to earlier termination under specified circumstances, including failure to launch full-scale marketing of such Endo Product when required or material breach of the agreement by a party.

      The Company and Endo have agreed to share the costs involved in the development and commercialization of the Endo Products and that the party marketing the Endo Products (which the Company expects will be Endo) will pay the other party royalties equal to 50% of net marketing revenues after fully-burdened costs (although this percentage will decrease as the total U.S. marketing revenues from an Endo Product increase), subject to each party's right to terminate its participation with respect to any Endo Product described above. If the Company does not satisfy its funding and other obligations under the agreement, the Company will be in breach of the agreement and Endo will be entitled to terminate the agreement. Endo will purchase formulated TIMERx material for use in the Endo Products exclusively from the Company at specified prices. Such prices will be reflected in the determination of fully-burdened costs.

RESEARCH AND DEVELOPMENT

      The Company conducts research and development activities with respect to additional applications of TIMERx technology, advances in the TIMERx technology and additional novel excipients such as Prosolv. The Company's research and development expenses in 1996, 1997 and 1998 were $3.4 million, $3.7 million and $6.1 million, respectively. These expenses do not include amounts incurred by the Company's collaborators in connection with the development of products under the collaboration agreements such as expenses for full scale bioequivalence studies performed by the collaborators.

MANUFACTURING

      The Company currently has a laboratory and pilot manufacturing facility covering approximately 55,000 square feet contiguous to its executive offices in Patterson, New York. However, the Company does not have commercial-scale facilities to manufacture its TIMERx material in accordance with cGMP requirements prescribed by the FDA. As a result, to date, the Company has relied on a large third-party pharmaceutical company, Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer Ingelheim"), for the bulk manufacture of its TIMERx material for delivery to its collaborators under an agreement that expired in June 1998.

      The Company believes that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing the Company's products. During the fourth quarter of 1998, experimental batches of TIMERx were run in a third party manufacturer's facility and commercial terms were agreed to. As a result, the Company has determined they will outsource TIMERx manufacturing rather than building a new facility. However, there can be no assurance that the Company will enter into a manufacturing agreement with such manufacturer or as to the terms of such manufacturing agreement. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to commercialize its products as planned. There can be no assurance that third parties upon which the Company relies for supply of its TIMERx material will perform and any failures by third parties may delay development or the submission of products for regulatory approval, impair the Company's collaborators' ability to commercialize products as planned and deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Result of Operations."

      The Company's TIMERx drug delivery system is a hydrophilic matrix combining primarily a heterodispersed mixture, usually polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The Company purchases these gums from a sole source supplier. Although the Company has qualified alternate suppliers with respect to these gums and to date the Company has not experienced difficulty acquiring these materials, there can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute suppliers. Any of these events could have a material adverse effect on the Company's ability to manufacture bulk TIMERx for delivery to its collaborators, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company currently has two cGMP-approved manufacturing facilities for its MCC products, including EMCOCEL and ProSolv. These facilities are located in Cedar Rapids, Iowa and Nastola, Finland and cover approximately 35,000 square feet and 15,000 square feet, respectively. The Company's MCC products are primarily made from a specialty grade of wood pulp. Although the Company obtains wood pulp primarily from two suppliers, wood pulp is widely available from a number of suppliers.

      All manufacturing operations of the Company are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products.

MARKETING AND DISTRIBUTION

      Pursuant to the Company's collaborative agreements, the Company's collaborators have responsibility for the marketing and distribution of any controlled release pharmaceuticals developed based on the Company's TIMERx technology. Because the Company does not plan on developing any of such pharmaceuticals without a collaborator, the Company has not developed and does not intend to develop any sales force with respect to such products. As a result, the Company is substantially dependent on the efforts of its collaborators to market the products. In selecting a collaborator for a drug candidate, some of the factors the Company considers include the collaborator's market presence in the therapeutic area targeted by the drug candidate and the collaborator's sales force and distribution network.

      The Company has an in-house sales force of nine employees who market the Company's products in the United States. This sales force focuses primarily on pharmaceutical and nutritional companies. The Company also markets its products worldwide through the use of distributors located in over 40 countries. The Company typically sells its excipients to its largest customers under multi-year supply agreements.

PATENTS AND PROPRIETARY RIGHTS

      The Company believes that patent and trade secret protection, particularly of its drug delivery technology, is important to its business and that its success will depend in part on its ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

      The Company has been issued 24 U.S. and 48 foreign patents and one U.S. patent application has been allowed, principally relating to the Company's controlled release drug delivery technology. The U.S. patents issued to the Company and the allowed U.S. patent application principally cover the Company's TIMERx technology, including the combination of the xanthan and locust bean gums, the oral solid dosage form of TIMERx and the method of preparation, as well as the application (and combination) of TIMERx technology to various active drug substances, including both method of treatment and methods of preparation. All these patents and the allowed U.S. patent application, if issued, will expire between 2008 and 2015.

      The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There is no assurance that the Company's patents or any future patents will prevent other companies from developing non-infringing similar or functionally equivalent products or from successfully challenging the validity of the Company's patents. Furthermore, there is no assurance that (i) any of the Company's future processes or products will be patentable; (ii) any pending or additional patents will be issued in any or all appropriate jurisdictions; (iii) the Company's processes or products will not infringe upon the patents of third parties; or (iv) the Company will have the resources to defend against charges of infringement by or protect its own patent rights against third parties. The inability of the Company to protect its patent rights or infringement by the Company of the patent or proprietary rights of others could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company also relies on trade secrets and proprietary knowledge, which it generally seeks to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. There can be no assurance, however, that these agreements have or in all cases will be obtained, that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known by competitors.

      There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Most of the controlled release products that the Company is developing with its collaborators are generic versions of brand name controlled release products that are covered by one or more patents. Under the Waxman-Hatch Act when an applicant files an ANDA with the FDA for a generic version of a brand name product covered by an unexpired patent listed with the FDA, the applicant must certify to the FDA that such patent will not be infringed by the applicant's product or that such patent is invalid or unenforceable. Notice of such certification must be given to the patent owner and the sponsor of the NDA for the brand name product. If a patent infringement lawsuit is filed within 45 days of the receipt of such notice, the FDA will conduct a substantive review of the ANDA, but will not grant final marketing approval of the generic product until a final judgment on the patent suit is rendered in favor of the applicant or until 30 months (or such longer or shorter period as a court may determine) have elapsed from the date of the certification, whichever is sooner. Should a patent owner commence a lawsuit with respect to alleged patent infringement by the Company or its collaborators, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. To date, one such action has been commenced against one of the Company's collaborators and it is anticipated that additional actions will be filed as the Company's collaborators file additional ANDAs. The Company evaluates the probability of patent infringement litigation with respect to its collaborators' ANDA submissions on a case by case basis. The delay in obtaining FDA approval to market the Company's product candidates as a result of litigation, as well as the expense of such litigation, whether or not the Company is successful could have a material adverse effect on the Company's business, financial condition and results of operations.

      In March 1999, the Company's collaborator, Mylan, received tentative approval from the FDA for the 30 mg. generic version of Procardia XL, a controlled release formulation of nifedipine. The final approval of this application is subject to resolution of certain legal issues, including the lawsuit filed by Bayer and Pfizer against Mylan alleging patent infringement. See "Mylan Litigation."

      In 1994, Boots Company PLC ("Boots") filed in the European Patent Office ("EPO") an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals. There can be no assurance that the Company will prevail in this matter. An unfavorable outcome could have a material adverse effect on the Company's business, financial condition and results of operations.

      TIMERx, Emcocel, Explotab, Emdex, Emcompress and Candex are registered trademarks of the Company. Other tradenames and trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

GOVERNMENT REGULATION

FDA REGULATION OF PHARMACEUTICAL PRODUCTS

      All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act (the "FDCA") and other federal statutes and regulations govern or influence the development, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of prescription products. Pharmaceutical manufacturers are also subject to certain record keeping and reporting requirements, establishment registration, product listing and FDA inspections.

      Drugs can be approved by the FDA based on three types of marketing applications: an NDA, an ANDA or a license application under the Public Health Service Act. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective for its intended use. The FDCA also provides for NDA submissions that may rely in whole or in part on publicly available clinical and other data on safety and efficacy under section 505(b)(2) of the FDCA. These types of NDAs may be appropriate for certain drugs containing previously approved active ingredients but differing with regard to other characteristics such as indications for use, dosage form or method of delivery.

      As an initial step in the FDA regulatory approval process for an NDA, preclinical studies are typically conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an IND application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

      This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval.

      ANDAs may be submitted for generic versions of brand name drugs ("Listed Drugs") where the generic drug is the "same" as the Listed Drug with respect to active ingredient(s) and route of administration, dosage form, strength, and conditions of use recommended in the labeling. ANDAs may also be submitted for generic drugs that differ with regard to certain changes from a Listed Drug if the FDA has approved a petition from a prospective applicant permitting the submission of an ANDA for the changed product.

      Rather than safety and efficacy studies, the FDA requires data demonstrating that the ANDA drug formulation is bioequivalent to the Listed Drug. The FDA also requires labeling, chemistry and manufacturing information. FDA regulations define bioequivalence as the absence of a significant difference in the rate and the extent to which the active ingredient becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. If the approved generic drug is both bioequivalent and pharmaceutically equivalent to the Listed Drug, the agency will assign a code to the product in an FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluation." These codes will indicate whether the FDA considers the product to be therapeutically equivalent to the Listed Drug. The codes will be considered by third parties in determining whether the generic drug is therapeutically equivalent and fully substitutable for the Listed Drug and are relied upon by Medicaid and Medicare formularies for reimbursement.

      Although the FDA has tentatively approved the ANDA filed by the Company's collaborator Mylan, for the 30 mg dosage strength of a generic version of Procardia XL, there can be no assurance that ANDAs filed by the Company's collaborators with respect to other products will be suitable or available for such products, or that such products will receive FDA approval on a timely basis.

      Certain ANDA procedures for generic versions of controlled release products are the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for generic drugs. These requested changes include, among other things, tighter standards for certain bioequivalence studies and disallowance of the use by a generic drug manufacturer in its ANDA of proprietary data submitted by the original manufacturer as part of an original new drug application. The Company is unable to predict at this time whether the FDA will make any changes to its ANDA procedures as a result of such petitions or any future petitions filed by brand name drug manufacturers or the effect that such changes may have on the Company. Any changes in FDA regulations which make ANDA approvals more difficult could have a material adverse effect on the Company's business, financial condition and results of operations.

      Some products containing the Company's TIMERx formulation, such as controlled release formulations of approved immediate release drugs, will require the filing of an NDA. The FDA will not accept ANDAs when the delivery system or duration of drug availability differs significantly from the Listed Drug. However, the Company may be able to rely on existing publicly available safety and efficacy data to support section 505(b)(2) NDAs for controlled release products when such data exists for an approved immediate release version of the same chemical entity. However, there can be no assurance that the FDA will accept such section 505(b)(2) NDAs, or that the Company will be able to obtain publicly available data that is useful. The section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA's policies on section 505(b)(2) NDAs have not yet been fully developed. There can be no assurance that an application submitted under section 505(b)(2) will be approved, or will be approved in a timely manner.

      Sponsors of ANDAs and section 505(b)(2) NDAs, with the exception of applications for certain antibiotic drugs, must include, as part of their applications, certifications with respect to certain patents on Listed Drugs that may result in significant delays in obtaining FDA approvals. Sponsors who believe that patents that are listed in an FDA publication entitled "Approved Drug Products With Therapeutic Equivalence Evaluations" are invalid, unenforceable, or not infringed, must notify the patent owner. If the patent owner initiates an infringement lawsuit against the sponsor within 45 days of the notice, the FDA's final approval of the ANDA or section 505(b)(2) NDA may be delayed for a period of thirty months or longer. This delay may also apply to other ANDAs or 505(b)(2) NDAs for the same Listed Drug. Moreover, the approval of an ANDA involved in such a patent lawsuit may under certain circumstances require a further delay in the final approval of other ANDAs for the same Listed Drug for an additional 180 days. In addition, recent court decisions have raised the possibility that, under some circumstances, ANDAs other than the first ANDA for a Listed Drug may be delayed indefinitely and thereby effectively denied approval if the drug that is the subject of the first ANDA is not brought to market.

      Under the Waxman-Hatch Act, an applicant who files the first ANDA with a certification of patent invalidity or non-infringement with respect to a product may be entitled to receive, if such ANDA is approved by the FDA, 180-day marketing exclusivity (a 180-day delay in approval of other ANDAs for the same drug) from the FDA. However, there can be no assurance that the FDA will not approve an ANDA filed by another applicant with respect to a different dosage strength prior to or during such 180-day marketing exclusivity period. For example, although Mylan has filed an ANDA for the 30 mg dosage strength of a generic version of Procardia XL, there can be no assurance that the ANDA filing by Biovail for the 60 mg dosage strength of a generic version of Procardia XL will not be approved prior to or during Mylan's 180-day marketing exclusivity period, if obtained for its ANDA.

      ANDAs and section 505(b)(2) NDAs are also subject to so-called market exclusivity provisions that delay the submission or final approval of the applications. The submission of ANDAs and section 505(b)(2) NDAs may be delayed for five years after approval of the Listed Drug if the Listed Drug contains a new active molecular entity. The final approval of ANDAs and section 505(b)(2) NDAs may also be delayed for three years where the Listed Drug or a modification of the Listed Drug was approved based on new clinical investigations. The three-year marketing exclusivity period would potentially be applicable to Listed Drugs with novel drug delivery systems.

      Sponsors of drug applications affected by patents may also be adversely affected by patent term extensions provided under the FDCA to compensate for patent protection lost due to time taken in conducting FDA required clinical studies or during FDA review of data submissions. Patent term extensions may not exceed five additional years nor may the total period of patent protection following FDA marketing approval be extended beyond 14 years. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade ("GATT"), certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent applications (which can be longer than the former 17-year patent term starting from the date of patent issuance). Patent term extensions may delay the ability of the Company and its collaborators to use the Company's proprietary technology in the future, market new controlled release products, file section 505(b)(2) NDAs referencing approved products, or file ANDAs based on Listed Drugs when those approved products or Listed Drugs have acquired patent term extensions.

      Manufacturers of marketed drugs must conform to the FDA's cGMP standard or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the refusal to approve additional marketing applications. The FDA conducts periodic inspections to implement these rules. There can be no assurance that a manufacturer's facility will be found to be in compliance with cGMP or other regulatory requirements. Failure to comply could result in significant delays in the development, testing and approval of products manufactured at such facility, as well as increased costs.

            Noncompliance with applicable requirements can also result in total or partial injunctions against production and/or distribution, refusal of the government to enter into supply contracts or to approve NDAs, ANDAs or biologics applications, criminal prosecution and product recalls. The FDA also has the authority to revoke for cause drug or biological approvals previously granted.

FDA REGULATION OF EXCIPIENTS

      Products sold for use as excipients in finished drug products are subject to regulation by the FDA with regard to labeling, product integrity and manufacturing. The FDA will not approve a drug for marketing without adequate assurances that the excipients are safe for use in the product. The FDA presumes certain excipients that are present in approved drug products currently marketed for human use to be safe. These excipients are listed by the FDA in a document known as the Inactive Ingredient Guide, or "IIG." All of the Company's pharmaceutical excipients other than ProSolv are listed in the IIG. While the FDA does not ordinarily require applicants for NDAs or ANDAs to submit data demonstrating the safety of excipients listed in the IIG, it may require evidence of safety in certain circumstances, such as when evidence is required to demonstrate that such excipients interact safely with other components of a drug product. For excipients not listed in the IIG, the FDA will generally require data, which may include clinical data, demonstrating the safety of the excipient for use in the product at issue. In the case of generic drug products approved based on bioequivalence to a reference drug, the FDA may in some cases (e.g., products for parenteral, ophthalmic, otic or topical use) require excipients that are identical to the excipients in the reference drug. There can be no assurance that the FDA will not require new clinical safety data to approve an application for a product with a Penwest excipient or that the FDA will approve such an application even if such clinical data are submitted.

FOREIGN REGULATORY APPROVAL

      Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

      Under European Union ("EU") law, either of two approval procedures may apply to the Company's products: a centralized procedure, administered by the EMEA (the European Medicines Evaluation Agency); or a decentralized procedure, which requires approval by the medicines agency in each EU Member State where the Company's products will be marketed. The centralized procedure is mandatory for certain biotechnology products and available at the applicant's option for certain other products. Although the decentralized procedure requires approval by the medicines agency in each EU Member State where the products will be marketed, there is a mutual recognition procedure under which the holder of marketing approval from one EU Member State may submit an application to one or more other EU Member States, including a certification to the effect that the application is identical to the application which was originally approved or setting forth the differences between the two applications. Within 90 days of such application, each EU Member State will be required to determine whether to recognize the prior approval.

      Whichever procedure is used, the safety, efficacy and quality of the Company's products must be demonstrated according to demanding criteria under EU law and extensive nonclinical tests and clinical trials are likely to be required. In addition to premarket approval requirements, national laws in EU Member States will govern clinical trials of the Company's products, adherence to good manufacturing practice, advertising and promotion and other matters. In certain EU Member States, pricing or reimbursement approval may be a legal or practical precondition to marketing.

      A procedure for abridged applications for generic products also exists in the EU. The general effect of the abridged application procedure is to give scope for the emergence of generic competition once patent protection has expired and the original product has been on the market for at least six or ten years. Independent of any patent protection, under the abridged procedure, new products benefit in principle from a basic six or ten year period of protection (commencing with the date of first authorization in the EU) from abridged applications for a marketing authorization. The period of protection in respect of products derived from certain biotechnological processes or other high-technology medicinal products viewed by the competent authorities as representing a significant innovation is ten years. Further, each EU Member State has discretion to extend the basic six-year period of protection to a ten-year period to all products marketed in its territory. Certain EU Member States have exercised such discretion. The protection does not prevent another company from making a full application supported by all necessary pharmacological, toxicological and clinical data within the period of protection. Abridged applications can be made principally for medicinal products which are essentially similar to medicinal products which have been authorized for either six or ten years. Under the abridged application procedure, the applicant is not required to provide the results of pharmacological and toxicological tests or the results of clinical trials. For such abridged applications, all data concerning manufacturing quality and bioavailability are required. The applicant submitting the abridged application generally must provide evidence or information that the drug product subject to this application is essentially similar to that of the referenced product in that it has the same qualitative and quantitative composition with respect to the active ingredient and the same dosage form, and is similar in bioavailability as the referenced drug.

      The Company's European excipients manufacturing operations are subject to a variety of laws and regulations, including environmental and good manufacturing practices regulations.

OTHER REGULATIONS

      The Company is governed by federal, state and local laws of general applicability, such as laws regulating working conditions and environmental protection. Certain drugs that the Company is developing are subject to regulations under the Controlled Substances Act and related statutes.

COMPETITION

      The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation ad other factors. Many of the Company's competitors have longer operating histories and greater financial, marketing, legal and other resources than the Company and certain of its collaborators. The company expects that it will be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that engage in the development of controlled release technologies. The Company's TIMERx business faces competition from numerous public and private companies and their controlled release technologies, including Alza Corporation's ("Alza") Oros technology, multiparticulate systems marketed by Elan Corporation PLC ("Elan") and Biovail, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed and under development by Andrx Corporation, among others.

      The Company's entry strategy in drug delivery was to concentrate development efforts on generic versions of controlled release pharmaceuticals. Typically, selling prices of immediate release drugs have declined and profit margins have narrowed after generic equivalents of such drugs are first introduced and the number of competitive products has increased. Similarly, the success of generic versions of controlled release products based on the Company's TIMERx technology will depend, in large part, on the intensity of competition from currently marketed drugs and technologies that compete with the branded pharmaceutical, as well as the timing of product approvals. However, the Company believes that generic versions of controlled release pharmaceuticals based on TIMERx technology are less likely to suffer the same degree of price erosion as other generic pharmaceuticals because of formulation, analytical and manufacturing complexity of the generic versions may be difficult for other companies to replicate, which could limit competition. Competition may also arise from therapeutic products that are functionally equivalent but produced by other methods. In addition, under several of the Company's collaborative arrangements, the payments due to the Company with respect to the controlled release products covered by such collaborative arrangements will be reduced in the event that there are competing generic controlled release versions of such products. The Company is now focusing its business development efforts and new R&D projects on controlled release versions of existing immediate release drugs. These drugs will be filed as New Drug Applications.

      In its excipients business, the Company competes with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than the Company. The Company's principal competitor in this market is FMC Corporation, which markets its own line of MCC excipient products.

MYLAN LITIGATION

      In May 1997, one of the Company's collaborators, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG and Alza own patents listed for Procardia XL, and Pfizer is the sponsor of the NDA and markets the product. In connection with the ANDA filing, Mylan certified in May 1997 to the FDA that Nifedipine XL does not infringe these Bayer or Alza patents and notified Bayer, Alza and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Nifedipine XL infringes Bayer's patent. The Company has been informed by Mylan that Alza does not believe that the notice given to it complied with the requirements of the Waxman-Hatch Act, and there can be no assurance that Alza will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. If the litigation results in a determination that

Nifedipine XL infringes Bayer's patent, Nifedipine XL could not be marketed in the United States until such patent expired. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition and results of operations.

      The FDA granted tentative approval of Nifedipine XL in March 1999, but final marketing approval will not be granted until certain legal issues including the patent lawsuit brought by Bayer and Pfizer against Mylan has been resolved.

      In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to the law, based primarily on the arguments stated in its citizen's petition. Mylan and the Company intervened as defendants in this suit. In April 1998, the District Court of the District of Columbia rejected Pfizer's claim, and in May 1998, Pfizer appealed the court's decision. In February 1999, arguments were heard on the appeal, but there has been no decision. There can be no assurance that the FDA, Mylan and the Company will prevail in this litigation. An outcome in this litigation adverse to Mylan and the Company would result in Mylan being required to file a suitability petition in order to continue the ANDA or to file and NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes Nifedipine XL would not be deemed to be therapeutically equivalent to the referenced branded drug, would not be fully substitutable for the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. Any such failure would have a material adverse effect on the Company's business, financial condition and results of operations. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL, which would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of December 31, 1998, the Company employed 125 persons, of which 75 were involved in research and development, administration and sales and marketing activities in Patterson, New York, 25 were involved in manufacturing operations at the Company's facility in Nastola, Finland, 19 were involved in manufacturing operations at the Company's facility in Cedar Rapids, Iowa and 6 were involved in sales activities in the Company's European sales offices.

      Other than the Company's employees in Finland who are covered by a national collective bargaining agreement, none of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

      For financial information about the Company's foreign and domestic operations see Note 15 of the notes to consolidated financial statements.

ITEM 2: PROPERTIES

      The Company's executive, administrative, research, small-scale production and warehouse facilities, comprising approximately 55,000 square feet, currently are located in a single facility on a 15 acre site owned by the Company in Patterson, New York.

      The Company owns a facility in Cedar Rapids, Iowa where it manufactures and packages pharmaceutical excipients. The facility is a 35,000 square foot building containing manufacturing and administrative space. The Company also manufactures pharmaceutical excipients in a 15,000 square foot facility leased by the Company in Nastola, Finland, which lease renews annually with a two year notification of termination period for either party.

      The Company believes that all its present facilities are well maintained and in good operating condition.

ITEM 3: LEGAL PROCEEDINGS

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME           AGE                TITLE
           ----           ---                -----
Tod R. Hamachek           53    Chairman of the Board and Chief
                                Executive Officer                 1997 - current

                                President and Chief Executive     1985 - 1997
                                Officer - Penford Corp.

Anand R. Baichwal, Ph.D.  44    Senior Vice President, Research
                                & Development                     1997 - current

                                Vice President, Technology        1994 - 1997

Stephen J. Berte, Jr.     43    Vice President, Marketing &       1995 - current
                                Sales

                                Sr. Director, New Product         1992 - 1995
                                Development - Sanofi

Jennifer L. Good          34    Vice President, Finance and
                                Chief Financial Officer           1997 - current

                                Corporate Director of Finance &
                                Secretary - Penford Corp.         1996 - 1997

                                Corporate Controller - Penford    1993 - 1996
                                Corp.

Paul K. Wotton, Ph.D.     38    Vice President, Business          1994 - current
                                Development

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      Penwest's common stock, $.001 par value, is listed with and trades on the Nasdaq National Market under the symbol "PPCO." On August 31, 1998, the Company's former parent, Penford Corporation ("Penford"), distributed to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock (the "Distribution"). In connection with the Distribution, the Company's common stock was listed and began trading on the Nasdaq National Market on August 10, 1998. The high and low closing prices of the Company's common stock during the last two quarters of 1998 are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

PERIOD 1998                                                HIGH         LOW
-----------                                                ----         ---
     Quarter Ended September 30 (commencing August 10)     $7.50       $3.50
     Quarter Ended December 31                             $9.44       $3.75

On March 8, 1999 there were 1,040 shareholders of record.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings, if any, for use in the operation of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying dividends on its common stock under its credit facility.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                         1994             1995             1996             1997             1998
                                                       --------         --------         --------         --------         --------
STATEMENT OF OPERATIONS DATA:                                            (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Revenues ......................................        $ 23,146         $ 25,089         $ 26,089         $ 26,941         $ 29,011
Cost of product sales .........................          15,910           17,267           19,062           20,357           21,045
Gross profit ..................................           7,236            7,822            7,027            6,584            7,966
Selling, general and administrative ...........           7,021            7,676            6,776            8,708           11,354
Asset write-off (a) ...........................              --               --               --               --            1,341
IPO transaction costs (b) .....................              --               --               --            1,367               --
Research and product development ..............           2,322            2,719            3,351            3,681            6,054
Net loss ......................................        $ (2,629)        $ (3,252)        $ (3,864)        $ (7,316)        $ (8,829)
                                                       ========         ========         ========         ========         ========
Basic and diluted net
    loss per share ............................        $  (0.24)        $  (0.29)        $  (0.35)        $  (0.66)        $  (0.80)
                                                       ========         ========         ========         ========         ========
Weighted average shares of
   common stock outstanding ...................          11,037           11,037           11,037           11,037           11,037
                                                       ========         ========         ========         ========         ========

                                                                                       DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                         1994             1995             1996             1997            1998(C)
                                                       --------         --------         --------         --------         --------
BALANCE SHEET DATA:                                                                  (IN THOUSANDS)
Cash and cash equivalents .....................        $    668         $    290         $    695         $    938         $  1,476
Working capital ...............................         (14,592)         (19,461)         (23,362)         (33,049)           7,648
Total assets ..................................          27,000           31,671           35,083           37,820           41,082
Accumulated deficit ...........................          (5,217)          (8,469)         (12,333)         (19,649)         (28,478)
Total shareholder's equity (deficit) ..........           2,641             (477)          (4,412)         (12,297)          30,032

(a) A one time charge relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new facility.

(b) The write-off of transaction costs associated with an abandoned initial public offering.

(c) In conjunction with the August 31, 1998 Distribution, Penford contributed to the Company's capital, all existing intercompany indebetness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Risk Factors."

OVERVIEW

      Penwest Pharmaceuticals Co. ("Penwest" or the "Company"), is engaged in the research, development and commercialization of novel drug delivery technologies. The Company has extensive experience in developing and manufacturing tabletting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. On August 31, 1998 (the "Distribution Date"), Penwest became an independent, publicly owned company when Penford Corporation ("Penford"), the Company's former parent, distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them.

      The Company has incurred net losses since 1994. As of December 31, 1998, the Company's accumulated deficit was approximately $28.5 million. The Company expects net losses to continue at least into early 2000. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain profitability on a quarterly basis, if at all.

      Except for Cystrin CR, which received marketing approval in Finland in October 1997, and Slofedipine XL, which received marketing approval in the U.K. in November 1998, no product based on TIMERx technology has ever received regulatory approval for commercial sale. In March 1999, Mylan was notified that the ANDA for 30 mg dosage strength Nifedipine XL had received tentative approval. However, the Company does not expect that final marketing approval will be granted until certain legal issues surrounding the patent dispute between Mylan and Bayer and Pfizer have been resolved. Under most of the Company's collaborative agreements, the Company is entitled to receive milestone payments, royalties on the sale of the products covered by such collaborative agreements and payments for the purchase of formulated TIMERx material. Substantially all the TIMERx revenues generated to date have been milestone fees received for products under development as well as sales of formulated TIMERx. There can be no assurance that the Company's controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

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

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 1998 AND 1997

      Total revenues increased by 7.7% in 1998 to $29.0 million from $26.9 million in 1997. Product sales increased to $28.7 million in 1998 from $26.0 million in 1997 representing an increase of 10.3%. The increase in product sales was primarily due to increased sales volumes of Emcocel. The Company added one significant Emcocel customer early in 1998 and two additional large pharmaceutical companies in December 1998 which took some shipments of Emcocel late in December 1998. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $302,000 for the year ended December 31, 1998 from $911,000 for the year ended December 31, 1997 due to the timing of when development milestones were earned.

     Gross profit increased to $8.0 million or 27.5% of total revenues in 1998 from $6.6 million or 24.4% of total revenues in 1997. The increase in gross profit percentage was primarily due to improved product mix within product sales. This increase, however, was partially offset by a decrease in royalties and licensing fees for the year. Gross profit percentage on product sales increased to 26.7% in 1998 from 21.8% in 1997. This improvement in gross profit percentage on product sales was due to increasing sales of formulated TIMERx and Prosolv, which have higher margins than traditional excipients, as well as increasing margins on Emcocel products due to volume manufacturing efficiencies.

       Selling, general and administrative expenses increased by 30.4% in 1998 to $11.4 million from $8.7 million in 1997. The higher expenses in 1998 were due to higher compensation expenses and relocation expenses associated with the hiring of additional employees, accruals of compensation expense for severance arrangements and higher depreciation on a new computer system. In addition, 1997 expenses reflected unusually low general and administrative expenses as a result of a property tax refund recorded in the second quarter of 1997 on the Patterson facility. The 1998 expenses included a one-time charge of $1.3 million relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new manufacturing facility. The 1997 expenses included a one-time charge of $1.4 million for the write-off of transaction costs associated with the Company's decision to abandon an initial public offering of its common stock in 1997.

      Research and development expenses increased by 64.5% in 1998 to $6.1 million from $3.7 million in 1997. The increased spending in 1998 relates primarily to additional biostudy activity related to the development of TIMERx controlled release products as well as increased funding under the Company's collaborative agreement with Endo.

      For 1998 the Company recorded an income tax benefit of 19% principally as a result of operating losses generated by the Company in the period prior to August 31, 1998 that were utilized by Penford, without any compensation being paid to the Company.

YEARS ENDED DECEMBER 31, 1997 AND 1996

      Total revenues increased by 3.3% in 1997 to $26.9 million from $26.1 million in 1996. Product sales increased to $26.0 million in 1997 from $25.0 million in 1996, primarily due to an increase in the second half of 1997 in North American sales of Emcocel. These increased sales were partially offset by a decrease in average selling price for some excipients in Europe due to competitive pricing pressures. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $911,000 in 1997 from $1.1 million in 1996 due to the timing of when development milestones were earned.

      Gross profit decreased to $6.6 million or 24.4% of total revenues in 1997 from $7.0 million or 26.9% of total revenues in 1996. This decrease in gross profit was primarily attributable to an increase in sales of Emcocel products, which have lower overall gross margins than the Company's other excipients. The margins on these products are expected to improve as manufacturing economies of scale are achieved. The decrease is also attributable to inventory write-offs of excipient products in the fourth quarter of 1997 and the decrease in royalties and licensing fees in 1997. Excipient product write-offs of approximately $100,000 were primarily due to quality reasons. Future write-offs are not expected to materially affect results of operations, liquidity or capital resources.

      Selling, general and administrative expenses increased by 28.5% in 1997 to $8.7 million from $6.8 million in 1996. This increase reflected additional business development expenses of $327,000, employee benefit consulting associated with the Distribution of $311,000, additional incentive compensation expenses of $222,000, an increase in management fees of $210,000 and a property tax refund recorded in 1996 of $150,000. The balance of the increase is primarily attributable to increases in administrative staff in anticipation of planned business growth. Business development expenses are primarily comprised of payroll and related benefits and staff recruiting, relocation, travel, professional and promotional expenses.

      In October 1997, Penford's Board of Directors approved the sale of approximately 20% of the Company's Common Stock in an initial public offering (the "IPO"). The IPO was initially intended to be completed during December 1997. Due to market conditions, the IPO was initially postponed and during May 1998, after further evaluation of the market opportunities, Penford's Board of Directors decided to distribute 100% of the Common Stock to Penford's shareholders and forego the IPO at such time. Based on this decision, the Company wrote-off approximately $1.4 million of transaction costs, principally legal, accounting and printing, associated with the preparation for the IPO during the year ended December 31, 1997.

      Research and development expenses increased by 9.8% in 1997 to $3.7 million from $3.4 million in 1996. This increase was due to increased spending in the development of the TIMERx drug delivery system and its applications as well as increased spending on developing high performance excipients such as Prosolv.

      For 1997 and 1996, the Company did not record a benefit for federal or state taxes because net operating losses were utilized by Penford in the year they were generated, and the Company was not compensated for these losses. In addition, the Company's provision for income taxes includes foreign taxes and federal and state deferred tax liabilities that exceed deferred tax assets, which will reverse when losses are not expected to be available.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the Distribution Date, the Company funded its operations, capital expenditures and the original acquisition of the Company's predecessor, through intercompany advances from Penford in an aggregate amount equal to $50.9 million. On the Distribution Date Penford contributed this outstanding intercompany indebtedness and certain other assets and liabilities to the capital of the Company. Subsequent to the Distribution Date, the Company is funding its operations and capital expenditures from cash from operations and advances from its Credit Facility ("Credit Facility"). The Company has an available Credit Facility which is a revolving Loan Facility with a maximum principal amount of $15.0 million of unsecured financing. On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, for a period ending August 31, 2000, it will guarantee the Company's indebtedness under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. The Credit Facility contains a number of non-financial covenants that are applicable to Penwest, including without limitation, restrictions on the incurrence of additional debt and on the payment of dividends. Any breach of these covenants by the Company would constitute a default by the Company under the Credit Facility. In addition, the Credit Facility provides that a breach by Penford of its guarantee of the Company's indebtedness under the Credit Facility or the occurrence of a default under any credit agreement with Penford under which the lender is either the sole or a participating lender, including without limitation an event of default arising from the failure of Penford to satisfy certain financial conditions requiring, among other things, the maintenance of a minimum net worth and of certain financial ratios, would constitute a default by the Company under the Credit Facility. Accordingly, the Company is substantially dependent on Penford in order to access and maintain the Credit Facility. Any default under the Credit Facility would have a material adverse effect on the Company's business, financial condition and result of operations.

      Although Penford has guaranteed the Company's indebtedness under the Credit Facility, in no other respects is Penford providing financial support to the Company.

      As of December 31, 1998, the Company had cash and cash equivalents of $1.5 million, and had outstanding borrowings under the Credit Facility of $2.2 million. The Company has no indebtedness to any third or related parties other than under the Credit Facility. As of December 31, 1998, the Company did not have any material commitments for capital expenditures.

      The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the period as well as increasing inventory in 1996 and 1997. In 1998, there was an increase in cash due to the timing of payments of accounts payable.

      Funds expended for the acquisition of fixed assets in 1998 were primarily related to the expansion and improvement of the Company's manufacturing facilities and laboratory space as well as the purchase of equipment used principally for research and development efforts. Funds expended for intangible assets in 1998 include costs to secure and defend patents on technology developed by the Company and secure trademarks. In the fourth quarter of 1998, the Company wrote off $1.3 million of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new manufacturing facility. This decision was made because a qualified third party manufacturer offering favorable pricing terms was identified in the fourth quarter of 1998.

      The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least 1999. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including the timing and amount of payments received under existing and possible future collaborative agreements; the structure of any future collaborative or development agreements; the progress of the Company's collaborative and independent development projects; revenues from the Company's excipients business, the costs to the Company of bioequivalence studies for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, marketing and sales capabilities. The Company has no committed sources of capital other than the Credit Facility. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

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

      Under the Company's strategic alliance agreement with Endo, the Company expects to expend approximately $7 million, primarily in 1999, 2000 and early 2001. The Company expects to rely on funds available under the Credit Facility and cash from operations to fund these expenditures. However, as noted above the Company may be required to raise additional funds to continue its development activities, including its activities under the Endo agreement. The Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

MARKET RISK AND RISK MANAGEMENT POLICIES

      The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company's interest rate risk consists of cash flow risk associated with borrowing under its variable rate Credit Facility. The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business.

YEAR 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware or other equipment that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and contingency planning. The Company has completed approximately 85% of its overall anticipated assessment of programs, hardware or other equipment that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be affected. The Company recently installed a new integrated computer system for all domestic operations that is Year 2000 compliant. The underlying hardware is also Year 2000 compliant according to vendor certification. The international information technology system primarily consists of personal computers, the majority of which will require replacement. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) in North America are compliant, however, the Company's Finland operations may be Year 2000 non-compliant. Affected systems include process control software used at the Company's Finland manufacturing plants, which produce the Company's European Emcocel products. The Company has engaged process control consultants to evaluate this situation. Such evaluation is expected to be completed in June. A failure in Finland could cause disruption to such operations, which could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

      Although the Company has not completed its Year 2000 assessment, it has begun the remediation and testing phases with respect to the Year 2000 issues it has identified with respect to its information technology systems. The Company has completed approximately 75% of the required remediation and expects to complete replacement of personal computers no later than June 30, 1999. The Company also needs to complete testing of its software and hardware systems to ensure compliance. The Company estimates that it has tested approximately 30% of such systems. The Company expects completion of the testing phase for all significant systems by June 1999.

      The required remediation of operating equipment primarily relates to manufacturing and laboratory equipment. The Company estimates that it is approximately 85% complete with this assessment, that the assessment will be completed by April 1999 and that any required remediation will be completed by June 1999.

      The Company does not have any system interfaces with third party vendors, manufacturers or customers. The Company is in the process of identifying and obtaining documentation from its significant suppliers and subcontractors none of which share information systems with the Company to determine the extent to which such suppliers and subcontractors will be affected by any significant Year 2000 issues. The Company needs to obtain documentation from its strategic customers. To date, the Company is not aware of any supplier, manufacturer, subcontractor or strategic customers with a Year 2000 issue that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company has sent correspondence to all its major suppliers, subcontractors and manufacturers and has received approximately 60% of the responses back.

      There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

      The costs of the Company's worldwide Year 2000 compliance efforts are being funded with cash flows from operations as well as the Company's Credit Facility. Although the Company has not completed the Year 2000 assessment of its computer systems and software, based upon its assessment efforts to date, the Company does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. For example, the Company recently installed a computer system, which was purchased and installed irrespective of Year 2000 and cost approximately $4.0 million. As of December 31, 1998, additional costs incurred by the Company for the replacement of computer equipment and software that was not Year 2000 compliant (i.e. the costs incurred in excess of the costs that would have been incurred by the Company in the ordinary course of replacing computer equipment and software) have not been material. The Company expects to incur total worldwide costs of less than $100,000 to become Year 2000 compliant on its hardware, software and operating equipment.

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

      The Company has not yet developed a contingency plan for dealing with operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company and certain third parties to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Year 2000 compliance and to establish a contingency plan in the event of such failure by August 31, 1999.

      The foregoing assessment of the impact of the Year 2000 issue on the Company is based on management's best estimates as of the date of this Annual Report on Form 10-K, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate and actual results could differ materially from those estimated if these assumptions prove inaccurate.

EURO CONVERSION

      On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro.

      The Company conducts business in Europe and does not expect the conversion to the Euro to have an adverse effect on its competitive position or consolidated financial position. The Company's existing systems allow the company to conduct business transactions in both the Euro as well as other foreign currencies.

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the risk factors listed below.

RISK FACTORS

CERTAIN RISKS AND LITIGATION RELATING TO NIFEDIPINE  XL

      In May 1997, one of the Company's collaborators, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Nifedipine XL is the first product using the Company's TIMERx controlled release technology for which an ANDA has been filed in the United States. In March 1999, Mylan was notified that the ANDA had received tentative approval from the FDA. The Company expects that final marketing approval will not be granted until the legal issues surrounding the patent dispute have been resolved.

      In an ANDA filing, the FDA generally requires data demonstrating that the drug formulation is bioequivalent to the branded drug. In addition, under the Waxman-Hatch Act when an applicant files an ANDA for a generic version of a brand name product covered by an unexpired patent listed with the FDA, the applicant must certify to the FDA that such patent will not be infringed by the applicant's product or that such patent is invalid or unenforceable. Notice of such certification must be given to the patent owner and the sponsor of the NDA for the brand name product.

      Bayer and ALZA own patents listed for Procardia XL, and Pfizer is the sponsor of the NDA and markets the product. In connection with the ANDA filing, Mylan certified in May 1997 to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Nifedipine XL infringes Bayer's patent. The Company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. If the litigation results in a determination that Nifedipine XL infringes Bayer's patent, Nifedipine XL could not be marketed in the United States until such patent expired. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition and results of operations. Delays in the commercialization of Nifedipine XL could also occur because the FDA will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner.

      In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to the law, based primarily on the arguments stated in its citizen's petition. Mylan and the Company intervened as defendants in this suit. In April 1998, the District Court of the District of Columbia rejected Pfizer's claim, and in May 1998, Pfizer appealed the District Court's decision. In February 1999, the case was heard in appeals court but no decision has been rendered. There can be no assurance that the FDA, Mylan and the Company will prevail in this litigation. An outcome in this litigation adverse to Mylan and the Company would result in Mylan being required to file a suitability petition in order to continue the ANDA or to file an NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes Nifedipine XL would not be deemed to be therapeutically equivalent to the referenced branded drug, would not be fully substitutable for the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. Any such failure would have a material adverse effect on the Company's business, financial condition and results of operations. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      There can be no assurance that Pfizer will not pursue additional regulatory initiatives and lawsuits with respect to Procardia XL and Nifedipine XL.

      Most of the controlled release products that the Company is developing with its collaborators are generic versions of brand name controlled release products that are covered by one or more patents. The Company expects its collaborators will file ANDAs for such product candidates. There can be no assurance that if ANDAs are filed for any of such products, the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the brand name product will not sue or undertake regulatory initiatives to preserve marketing exclusivity. Any significant delay in obtaining FDA approval to market the Company's product candidates as a result of litigation, as well as the expense of such litigation, whether or not the Company or its collaborators are successful, could have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition to filing an ANDA with respect to the 30 mg dosage strength of Nifedipine XL, Mylan is conducting full scale bioequivalence studies of the 60 mg and 90 mg dosage strengths of Nifedipine XL. There can be no assurance, however, that Mylan will file ANDAs with respect to the 60 mg and 90 mg dosage strengths or that these formulations would be otherwise approvable by the FDA. The Company is aware that Biovail has filed an ANDA with respect to a 30 mg and 60 mg dosage strength generic version of Procardia XL. Under the Waxman-Hatch Act, an applicant who files the first ANDA with a certification of patent invalidity or non-infringement with respect to a product may be entitled to receive, if such ANDA is approved by the FDA, a 180-day marketing exclusivity (a 180-day delay in approval of other ANDAs for the same drug) from the FDA. There can be no assurance that the FDA will not approve Biovail's ANDA or another ANDA filed by another applicant with respect to a different dosage strength prior to or during Mylan's 180-day marketing exclusivity period, if obtained, for the 30 mg dosage strength of Nifedipine XL.

DEPENDENCE ON COLLABORATIVE AGREEMENTS

      The Company intends to develop and commercialize its TIMERx controlled release products in collaboration with pharmaceutical companies. The Company is a party to collaborative agreements with Mylan, Leiras, Sanofi and Endo, among others. The Company is particularly dependent on its collaboration with Mylan, which covers three of the Company's products under development. Under its current collaborative agreements, the Company's collaborators are generally responsible for conducting full scale bioequivalence studies and clinical trials, preparing and submitting all regulatory applications and submissions and manufacturing, marketing and selling the TIMERx controlled release products.

      There can be no assurance that the Company will be able to maintain existing collaborative arrangements or establish new collaborative arrangements on acceptable terms, if at all, or that any collaborative arrangements will be commercially successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake product development and commercialization activities at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities. Moreover, the Company has limited or no experience in conducting full scale bioequivalence studies and clinical trials, preparing and submitting regulatory applications and manufacturing and marketing controlled release products. There can be no assurance that it could be successful in performing these activities and any failure to perform such activities could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company cannot control the amount and timing of resources that its collaborative partners devote to the Company's programs or potential products, which may vary because of factors unrelated to the potential products. If any of the Company's collaborators breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical and/or clinical development and/or commercialization of product candidates will be delayed, and the Company would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also, these relationships generally may be terminated at the discretion of the Company's collaborators, in some cases with only limited notice to the Company. For instance, Mylan may terminate its agreements with the Company at any time upon 90 days prior written notice under specified circumstances. The termination of collaborative arrangements could have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of product candidates or could result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition, the Company's collaborators may develop, either alone or with others, products that compete with the development and marketing of the Company's potential products. Competing products of the Company's collaborators may result in their withdrawal of support with respect to their products under development using the Company's controlled release technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF COMMERCIALIZATION OF TIMERX CONTROLLED RELEASE PRODUCTS

      Products using the Company's TIMERx controlled release technology are in various stages of development. Except for Cystrin CR, which is being marketed in Finland, and Slofedipine XL which is being marketed in the U.K., none of the Company's other TIMERx controlled release products have been commercialized and the period required to achieve commercialization is uncertain and may be lengthy, if commercialization is achieved at all. Although in March 1999, Mylan received a tentative approval on an ANDA filed with the FDA for the 30 mg dosage strength of Nifedipine XL, no regulatory approval to market Nifedipine XL has been received, and there can be no assurance as to when or if regulatory approval will be received. Substantially all the revenues from controlled release products generated to date have been milestone fees received for products under development as well as some sales of formulated TIMERx. There can be no assurance that the Company's controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

      The Company incurred net losses of approximately $3.9 million, $7.3 million and $8.8 million during 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company's accumulated deficit was approximately $28.5 million. The Company expects net losses to continue at least into early 2000. A substantial portion of the Company's revenues have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization by the Company and its collaborators of the controlled release products for which regulatory approval currently is pending or has recently been obtained, the completion of the development of other pharmaceuticals using the Company's TIMERx controlled release technology and an increase in sales of its pharmaceutical excipient products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

INTENSE COMPETITION; RISK OF TECHNOLOGICAL CHANGE

      The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of the Company's competitors have longer operating histories and greater financial, marketing, legal and other resources than the Company and certain of its collaborators. The Company expects that it will be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that engage in the development of controlled release technologies. The Company's TIMERx business faces competition from numerous public and private companies and their controlled release technologies, including ALZA's oral osmotic pump (OROS(R)) technology, multiparticulate systems marketed by Elan and Biovail, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed and under development by Andrx Corporation, among others.

      The Company has concentrated a significant portion of its development efforts on generic versions of controlled release pharmaceuticals. Typically, selling prices of immediate release drugs have declined and profit margins have narrowed after generic equivalents of such drugs are first introduced and the number of competitive products has increased. Similarly, the success of generic versions of controlled release products based on the Company's TIMERx technology will depend, in large part, on the intensity of competition from currently marketed drugs and technologies that compete with the branded controlled release pharmaceuticals, as well as the timing of product approvals. Competition may also arise from therapeutic products that are functionally equivalent but produced by other methods. In addition, under several of the Company's collaborative arrangements, the payments due to the Company with respect to the controlled release products covered by such collaborative arrangements will be reduced in the event that there are competing generic controlled release versions of such products.

      The generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies. Those companies with significant financial resources will be more able to bring and defend any such litigation.

      In its excipients business, the Company competes with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than the Company. The Company's principal competitor in this market is FMC Corporation, which markets its own line of MCC excipient products.

      The pharmaceutical industry is characterized by rapid and substantial technological change. There can be no assurance that any products incorporating TIMERx technology will not be rendered obsolete or non-competitive by new drugs, treatments or cures for the medical conditions the TIMERx-based products are addressing. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

NEED FOR ADDITIONAL FUNDING; UNCERTAINTY OF ACCESS TO CAPITAL

      The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through early 2000. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors, and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including the timing and amount of payments received under existing and possible future collaborative agreements; the structure of any future collaborative or development agreements; the progress of the Company's collaborative and independent development projects; revenues from the Company's excipients business, the costs to the Company of bioequivalence studies for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, marketing and sales capabilities. The Company has no committed sources of capital other than the Credit Facility. The Credit Facility contains a number of non-financial covenants that are applicable to Penwest. Any breach of these covenants by the Company would constitute a default by the Company under the Credit Facility. In addition, the Credit Facility provides that a breach by Penford of its guarantee of the Company's indebtedness under the Credit Facility (which will continue for a period ending August 31, 2000) or the occurrence of an event of default under any credit agreement with Penford under which the lender is either the sole or a participating lender would constitute a default by the Company under the Credit Facility. Accordingly, the Company will be substantially dependent on Penford in order to access and maintain the Credit Facility. Any default under the Credit Facility would have a material adverse effect on the Company's business, financial condition and results of operations.

      To the extent capital resources are insufficient to meet future requirements, the Company will have to raise additional funds to continue the development of its technologies. There can be no assurance that such funds will be available on favorable terms, if at all. The Credit Facility restricts the incurrence of additional indebtedness by the Company and provides that the maximum amount available to Penwest under the Credit Facility (initially $15.0 million) will be reduced by the amount of any net proceeds from any financing conducted by the Company and that the Company will repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be unable to comply with its obligations under its collaborative agreements, which could result in the termination of such collaborative agreements. In addition, the Company may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unfavorable terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATING TO PATENTS AND PROPRIETARY RIGHTS

      The Company believes that patent and trade secret protection of its drug delivery technologies is important to its business and that its success will depend, in part, on its ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing on the rights of others. The Company has been issued 24 U.S. and 48 foreign patents and one U.S. patent application has been allowed relating principally to its controlled release drug delivery technology. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There can be no assurance that the Company's patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of the Company's patents. Furthermore, there can be no assurance that (i) any of the Company's future processes or products will be patentable; (ii) any pending or additional patents will be issued in any or all appropriate jurisdictions;
(iii) the Company's processes or products will not infringe upon the patents of third parties; or (iv) the

Company will have the resources to defend against charges of patent infringement or protect its own patent rights against third parties. The inability of the Company to protect its patent rights or infringement by the Company of the patent or proprietary rights of others could have a material adverse effect on the Company's business, financial condition and results of operations.

      Substantial patent litigation exists in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation affecting the Company could cause the Company to pay substantial damages, alter its products or processes, obtain licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial litigation costs. Although the legal costs of defending litigation relating to a patent infringement claim (unless such claim relates to TIMERx in which case such costs are the responsibility of the Company) are generally the contractual responsibility of the Company's collaborators, the Company could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation.

      In 1994, the Boots Company PLC ("Boots") filed in the European Patent Office (the "EPO") an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals. There can be no assurance that the Company will prevail in this matter. An unfavorable outcome could materially adversely affect the Company's business, financial condition and results of operations.

      The Company also relies on trade secrets and proprietary knowledge, which it generally seeks to protect by confidentiality and non- disclosure agreements with employees, consultants, licensees and pharmaceutical companies. There can be no assurance, however, that these agreements have or in all cases will be obtained, that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known by others, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

      The development, clinical testing, manufacture, marketing and sale of pharmaceutical products are subject to extensive federal, state and local regulation in the United States. The Company cannot predict the extent to which it may be affected by legislative and regulatory actions and developments concerning various aspects of its operations, its products and the health care field generally. All new prescription drugs must be approved by the FDA before they can be introduced into the market in the United States. These approvals are based on manufacturing, chemistry and control data, as well as safety and efficacy studies and/or bioequivalence studies. The generation of the required data is regulated by the FDA and can be time-consuming and expensive without assurance that the results will be adequate to justify approval.

      After submission of a marketing application, in the form of an NDA or an ANDA, there can be substantial delays in obtaining FDA approval, including the need to generate and submit additional data. Data submitted to the FDA is often susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. While the U.S. Food, Drug and Cosmetic Act provides for a 180-day review period, the FDA commonly takes one to two years to grant final approval to a marketing application (NDA or ANDA). Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than the Company desires and could affect the marketability of products incorporating the Company's controlled release technology.

      Most of the controlled release products that the Company is developing with its collaborators are generic versions of brand name controlled release products, which require the filing of ANDAs. Certain ANDA procedures for generic versions of controlled release products are the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for generic drugs. These requested changes include, among other things, tighter standards for certain bioequivalence studies and disallowance of the use by a generic drug manufacturer in its ANDA of proprietary data submitted by the original manufacturer as part of an original new drug application. The Company is unable to predict at this time whether the FDA will make any changes to its ANDA procedures as a result of such petitions or any future petitions filed by brand name drug manufacturers or the effect that such changes may have on the Company. Any changes in FDA regulations that make ANDA approvals more difficult could have a material adverse effect on the Company's business, financial condition and results of operations.

      The FDA also has the authority to revoke or suspend approvals of previously approved products for cause, to debar companies and individuals from participating in the drug-approval process, to request recalls of allegedly violative products, to seize allegedly violative products, to obtain injunctions to close manufacturing plants allegedly not operating in conformity with current Good Manufacturing Practices ("cGMPs") and to stop shipments of allegedly violative products. Such delays or FDA actions could have a material adverse effect on the Company's business, financial condition and results of operations. The FDA may seek to subject to pre-clearance requirements products currently being marketed without FDA approval, and there can be no assurance that the Company or its third-party manufacturers or collaborators will be able to obtain approval for such products within the time period specified by the FDA.

      In May 1997, one of the Company's collaborators, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL. In March 1999, Mylan received tentative approval of this application. There can be no assurance that final approval can be obtained, or be obtained in a timely manner, for such ANDA or for any other applications for regulatory approval that may be filed.

LIMITED MANUFACTURING CAPABILITY; DEPENDENCE ON SOLE SOURCE SUPPLIERS

      The Company does not have commercial-scale facilities to manufacture its TIMERx material in accordance with cGMP requirements prescribed by the FDA. To date, the Company has relied on a large third-party pharmaceutical company, Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer Ingelheim"), for the bulk manufacture of its TIMERx material for delivery to its collaborators under an agreement that expired in June 1998. The Company believes that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing the Company's products. The Company has identified another third-party manufacturer to manufacture TIMERx material and is currently validating such manufacturer's facility and negotiating the terms under which such manufacturer will manufacture TIMERx material for the Company. During the fourth quarter of 1998, experimental batches of TIMERx were run in the facility, and commercial terms were agreed upon. However, there can be no assurance that the Company will finalize a manufacturing agreement with such manufacturer or as to the terms of such manufacturing agreement. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to commercialize its products as planned. There can be no assurance that third parties upon which the Company relies for supply of its TIMERx materials will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair the Company's collaborators' ability to commercialize products as planned and deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      The manufacture of any products by the Company (both TIMERx material and excipients) is subject to regulation by the FDA and comparable agencies in foreign countries. Delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of the Company's products and the Company's business, financial condition and results of operations.

      The Company's TIMERx drug delivery system is a hydrophilic matrix combining primarily two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The Company purchases these gums from a sole source supplier. Most of the Company's excipients are manufactured from a specialty grade of wood pulp. Although the Company has qualified alternate suppliers with respect to these materials, there can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute suppliers. Any of these events could have a material adverse effect on the Company's ability to manufacture bulk TIMERx for delivery to its collaborators or to manufacture its excipients, which could have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF ADEQUATE THIRD-PARTY REIMBURSEMENT

      The commercialization of the controlled release product candidates under development by the Company and its collaborators depends in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other third party payors, such as health maintenance organizations and managed care organizations. The generic versions of controlled release products being developed by the Company and its collaborators may be assigned an AB rating if the FDA considers the product to be therapeutically equivalent to the branded controlled release drug. Failure to obtain an AB rating from the FDA would indicate that for certain purposes the drug would not be deemed to be therapeutically equivalent, would not be fully substitutable for the branded controlled release drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement.

      Third party payors are attempting to control costs by limiting the level of reimbursement for medical products, including pharmaceuticals. Cost control initiatives could decrease the price that the Company or any of its collaborators receive for their drugs and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's collaborators, the Company's ability to commercialize its products and to realize royalties may be adversely affected. Moreover, health care reform has been, and may continue to be, an area of national and state focus, which could result in the adoption of measures that adversely affect the pricing of pharmaceuticals or the amount of reimbursement available from third party payors. There can be no assurance that changes in health care reimbursement laws or policies will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF PRODUCT LIABILITY CLAIMS; NO ASSURANCE OF ADEQUATE INSURANCE

      Testing, manufacturing, marketing and selling pharmaceutical products entail a risk of product liability. The Company faces the risk of product liability claims in the event that the use of its products is alleged to have resulted in harm to a patient or subject. Such risks exist even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. The Company is currently covered by primary product liability insurance in the amount of $1.0 million per occurrence and $2.0 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25 million which can also be used for product liability insurance. This coverage may not be adequate as the Company develops additional products. As the Company receives regulatory approvals for products under development, there can be no assurance that additional liability insurance coverage for any such products will be available in the future on acceptable terms, if at all. The Company's business, financial condition and results of operations could be materially adversely affected by the assertion of a product liability claim.

HAZARDOUS MATERIALS

      The Company's research and development and manufacturing activities involve the controlled use of chemicals and solvents. Although the Company believes that its safety procedures for handling, storing and disposing of such materials and the safety procedures of the third parties who ship such materials for the Company comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for significant damages and any such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF LOSS OF "TAX-FREE" TREATMENT OF DISTRIBUTION

      Penwest has received a private letter ruling from the IRS to the effect that, among other things, the Distribution qualifies as tax-free under Sections 355 and 368 of the Code and that the receipt of shares of Common Stock in the Distribution will not result in the recognition of income, gain or loss to Penford's shareholders for federal income tax purposes. The continuing validity of any such ruling is subject to certain factual representations and assumptions. Neither Penford nor Penwest is aware of any facts or circumstances which should cause such representations and assumptions to be untrue. Although the Tax Allocation Agreement provides that neither Penford nor Penwest is to take any action inconsistent with, nor fail to take any action required by, the private letter ruling unless required to do so by law or the other party has given its prior written consent or, in certain circumstances, a supplemental ruling permitting such action is obtained, any of the following acts potentially could render the Distribution taxable: (i) the transfer by Penford or Penwest of a material portion of its assets (other than a transfer of assets in the ordinary course of business); (ii) the merger of Penford or Penwest with or into another corporation in a transaction that does not qualify as a tax-free reorganization under Section 368 of the Code; (iii) the discontinuance by Penford or Penwest or a material portion of its historical business activities; (iv) the conversion (or redemption or exchange) of the Common Stock distributed in the Distribution into or for any other stock, security, property, or cash; (v) the issuance of additional shares of stock by Penwest pursuant to negotiations, agreements, plans, or arrangements entered into before the Distribution; (vi) transfers of stock of Penford and/or Penwest by shareholders of sufficient quantity to cause the historic shareholders of Penford not to be considered to have maintained sufficient "continuity of proprietary interest" in one or both of the companies; and (vii) the acquisition of a 50% or greater interest in Penford and/or Penwest pursuant to a plan (or deemed to be pursuant to a plan) in existence on the Distribution Date. If the Distribution were rendered taxable as a result of such an act, then (x) the corporate-level taxable gain would be recognized by the consolidated group of which Penford is the parent (y) each of Penford and Penwest, as a former member of that group, would be severally liable for the corporate-level tax on such gain when such gain becomes taxable under the consolidated return regulations, and (z) except in the case of an acquisition described in clause (vii) of the preceding sentence, each holder of common stock who received shares of Common Stock in the Distribution would be treated as having received a taxable dividend in an amount equal to the fair market value of the Common Stock received (assuming that Penford had sufficient current or accumulated "earnings and profits"). Penford and Penwest have agreed to indemnify each other with respect to any tax liability resulting from their respective failures to comply with such provisions. These indemnification obligations do not extend to shareholders of Penford.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to the disclosure under the caption "Market Risk and Risk Management Policies" in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) and are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

            The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

            The consolidated balance sheets as of December 31, 1997 and 1998 and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998 and the report of independent auditors.

(a)   (2)   Financial Statement Schedules

            The following documents are filed as Appendix B hereto and are included as part of this Annual Report on Form 10-K.

            Schedule II Valuation and Qualifying Accounts

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(a)   (3)   Exhibits

            The list of Exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)         Reports on Form 8-K

            On December 10, 1998, the Company filed a report on Form 8-K announcing the resignation of Jack Talley as President and Chief Operating Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Penwest Pharmaceuticals Co.


Date:       March 30, 1999              /s/ Tod R. Hamachek
            --------------              ----------------------------------------
                                        Tod R. Hamachek, Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:       March 30, 1999              /s/ Tod R. Hamachek
            --------------              ----------------------------------------
                                        Tod R. Hamachek, Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date:       March 30, 1999              /s/ Jennifer L. Good
            --------------              ----------------------------------------
                                        Jennifer L. Good, Vice President,
                                        Finance and Chief Financial Officer
                                        (Principal Financial Officer)

DIRECTORS

Paul E. Freiman*
Jere E. Goyan, Ph.D.*
Tod R. Hamachek*
Rolf H. Henel*                          By /s/ Jennifer L. Good
Robert J. Hennessey*                       -------------------------------------
N. Stewart Rogers*
John N. Staniforth, Ph.D.*              Attorney-in-Fact*
Anne M. VanLent*                        Power of Attorney Dated

                                        Date  March 30, 1999
                                              ----------------------------------

                                   APPENDIX A

                           PENWEST PHARMACEUTICALS CO.
                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                 PAGE
                                                                     ----
   Consolidated Balance Sheets                                       F-2
   Consolidated Statements of Operations                             F-3
   Consolidated Statements of Shareholders' Equity (Deficit)         F-4
   Consolidated Statements of Cash Flows                             F-5
   Notes to Consolidated Financial Statements                        F-6

                           PENWEST PHARMACEUTICALS CO.

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)

                                                                         DECEMBER 31,
                                                                      1997        1998
                                                                    --------    --------
ASSETS
Current assets:
  Cash and cash equivalents .....................................   $    938    $  1,476
  Trade accounts receivable, net of allowance for doubtful
     accounts of  $337 and $227 .................................      3,005       4,381
  Inventories ...................................................      8,691       8,804
  Prepaid expenses and other current assets .....................        358         572
  Deferred income taxes .........................................        384         356
                                                                    --------    --------
      Total current assets ......................................     13,376      15,589
  Fixed assets, net .............................................     22,311      20,822
  Other assets ..................................................      2,133       4,671
                                                                    --------    --------
      Total assets ..............................................   $ 37,820    $ 41,082
                                                                    ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses .........................   $  3,410    $  5,405
  Taxes payable .................................................        361         336
  Payable to Penford ............................................     42,654          --
  Loans payable .................................................         --       2,200
                                                                    --------    --------
       Total current liabilities ................................     46,425       7,941
  Deferred income taxes .........................................      3,531         932
  Other long-term liabilities ...................................        161       2,177
                                                                    --------    --------
       Total liabilities ........................................     50,117      11,050
Shareholders' equity (deficit):
  Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding
  Common stock, par value $.001, authorized
    39,000,000 shares, issued and outstanding 11,036,822 shares
    and 11,043,331 shares .......................................         11          11
  Additional paid in capital ....................................      8,079      59,025
  Accumulated deficit ...........................................    (19,649)    (28,478)
  Accumulated other comprehensive income ........................       (738)       (526)
                                                                    --------    --------
       Total shareholders' equity (deficit) .....................    (12,297)     30,032
                                                                    --------    --------
       Total liabilities and shareholders' equity (deficit) .....   $ 37,820    $ 41,082
                                                                    ========    ========

                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1996           1997          1998
                                                          --------       --------       --------
Revenues
  Product sales .....................................     $ 25,007       $ 26,030       $ 28,709
  Royalties and licensing fees ......................        1,082            911            302
                                                          --------       --------       --------
     Total revenues .................................       26,089         26,941         29,011
Cost of product sales ...............................       19,062         20,357         21,045
                                                          --------       --------       --------
       Gross profit .................................        7,027          6,584          7,966
Operating expenses
  Selling, general and administrative ...............        6,776          8,708         11,354
  IPO transaction costs .............................           --          1,367             --
  Asset write-off ...................................           --             --          1,341
  Research and product development ..................        3,351          3,681          6,054
                                                          --------       --------       --------
     Total operating expenses .......................       10,127         13,756         18,749
                                                          --------       --------       --------
Operating loss ......................................       (3,100)        (7,172)       (10,783)
Interest expense ....................................           --             --             72
                                                          --------       --------       --------
Loss before income taxes ............................       (3,100)        (7,172)       (10,855)
Income tax expense (benefit) ........................          764            144         (2,026)
                                                          --------       --------       --------
Net loss ............................................     $ (3,864)      $ (7,316)      $ (8,829)
                                                          ========       ========       ========

Basic and diluted net loss per share ................     $  (0.35)      $  (0.66)      $  (0.80)
                                                          ========       ========       ========
Weighted average shares of common stock
    outstanding .....................................       11,037         11,037         11,037
                                                          ========       ========       ========

                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                                                                                           ACCUMULATED
                                                             COMMON STOCK     ADDITIONAL                         OTHER
                                                          ------------------     PAID-IN   ACCUMULATED   COMPREHENSIVE
                                                          SHARES      AMOUNT     CAPITAL       DEFICIT          INCOME       TOTAL
                                                          ------      ------     -------       -------          ------       -----
Balances, January 1, 1996 before stock splits ..........       5         $ 5    $  8,085    $  (8,469)          $ (98)    $   (477)
Stock splits ...........................................  11,032           6          (6)
                                                          ------         ---    --------    ---------           -----     --------
Balances, January 1, 1996 after stock splits ...........  11,037          11       8,079       (8,469)            (98)        (477)

Comprehensive Loss:
  Net loss. ............................................                                       (3,864)                      (3,864)
  Other Comprehensive Loss - Translation adjustment ....                                                          (71)         (71)
                                                                                                                          --------
    Comprehensive Loss .................................                                                                    (3,935)
                                                          ------         ---    --------    ---------           -----     --------
Balances, December 31, 1996. ...........................  11,037          11       8,079      (12,333)           (169)      (4,412)
Comprehensive Loss:
  Net loss .............................................                                       (7,316)                      (7,316)
  Other Comprehensive Loss - Translation adjustment ....                                                         (569)        (569)
                                                                                                                          --------
    Comprehensive Loss .................................                                                                    (7,885)
                                                          ------         ---    --------    ---------           -----     --------
Balances, December 31, 1997 ............................  11,037          11       8,079      (19,649)           (738)     (12,297)
Comprehensive Loss:
  Net Loss. ............................................                                       (8,829)                      (8,829)
  Other Comprehensive Income - Translation adjustment ..                                                          212          212
                                                                                                                          --------
     Comprehensive Loss ................................                                                                    (8,617)
Capital contribution from Penford ......................                          50,914                                    50,914
Stock Purchase Plan activity ...........................       6          --          32                                        32
                                                          ------         ---    --------    ---------           -----     --------
Balances, December 31, 1998 ............................  11,043         $11     $59,025     $(28,478)          $(526)    $ 30,032
                                                          ======         ===    ========    =========           =====     ========

                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                          1996                1997                 1998
                                                       --------             --------             --------
Cash used in operating activities:
Net loss .........................................     $ (3,864)            $ (7,316)            $ (8,829)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation ................................        2,190                2,047                2,611
     Amortization ................................          207                  157                  162
     Asset write-off .............................           --                   --                1,341
     Deferred income taxes .......................          546                 (104)              (2,126)
Changes in operating assets:
     Trade accounts receivable ...................          470                1,805               (1,376)
     Inventories .................................       (3,218)              (1,135)                (113)
     Accounts payable, accrued expenses and
       other .....................................          224                 (345)               1,733
                                                       --------             --------             --------
Net cash used in operating activities ............       (3,445)              (4,891)              (6,597)

Net cash used in investing activities:
     Acquisitions of fixed assets, net ...........       (2,322)              (4,023)              (2,003)
     Other .......................................         (657)                (833)                (181)
                                                       --------             --------             --------
Net cash used in investing activities ............       (2,979)              (4,856)              (2,184)

Cash provided by financing activities:
     Proceeds from  Penford ......................        6,823               10,120                7,030
     Borrowings from Credit Facility .............           --                   --                3,300
     Repayments of Credit Facility ...............           --                   --               (1,100)
     Issuance of common stock ....................           --                   --                   32
                                                       --------             --------             --------
Net cash provided by Financing Activities ........        6,823               10,120                9,262
Effect of exchange rate changes on
  cash and cash equivalents ......................            6                 (130)                  57
                                                       --------             --------             --------
Net increase in cash and
  cash equivalents ...............................          405                  243                  538
Cash and cash equivalents at beginning
  of year ........................................          290                  695                  938
                                                       --------             --------             --------
Cash and cash equivalents at end of
  year ...........................................     $    695             $    938             $  1,476
                                                       ========             ========             ========

                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

      Penwest Pharmaceuticals Co. ("Penwest" or the "Company"), is engaged in the research, development and commercialization of novel drug delivery technologies. The Company has extensive experience in developing and manufacturing tabletting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe. The Company was a wholly-owned subsidiary of Penford Corporation ("Penford") prior to August 31, 1998 ("Distribution Date"). On August 31, 1998 Penford distributed to the stockholders of record of Penford's common stock on August 10, 1998, all of the shares of the Company's common stock (see Note 7).

      The Company is subject to the risks and uncertainties associated with a drug delivery company. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Penwest and its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the consolidated financial statements include various costs allocated by Penford prior to the Distribution Date. Management believes the amounts allocated are reasonable and approximate the cost of obtaining the service from an unrelated third party.

      Certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Cash and Cash Equivalents

      All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

Credit Risk and Fair Value of Financial Instruments

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that have significant cash resources. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. One of the company's customers accounted for approximately 11% of total revenues in 1998. No customer accounted for more than 10% of total revenues in 1997 or 1996.

      The carrying value of financial instruments, which includes cash, receivables, obligations under the Company's credit facility (Note 6) and payables, approximates market value due to their short term nature and the fact that all borrowings are at floating interest rates.

Fixed Assets

      Property and equipment are recorded at cost and depreciated by the straight-line method over their estimated useful lives. Estimated useful lives by class of assets are as follows:

           Buildings.....................................      20-25 years
           Machinery and equipment.......................      10-12 years
           Office furniture, equipment and software......       5-10 years

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

Foreign Currencies

      Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. For each of the foreign operations, the functional currency is the local currency. Translation adjustments are disclosed and accumulated in a separate component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are reflected in the consolidated statement of operations. Foreign currency transaction gains and losses were not significant in each of the years in the three year period ended December 31, 1998.

Income Taxes

      The Company's results of operations were included in the tax returns of Penford through the Distribution Date. Beginning September 1, 1998, the Company files its income taxes on a stand-alone basis. Deferred income tax benefits and related income tax assets and liabilities are reflected as if the Company were an independent entity for all periods presented, in accordance with SFAS No. 109, "Accounting for Income Taxes", except that the Company was not compensated for tax losses utilized by Penford. See Note 11.

Revenue Recognition

      Royalties and licensing fees include milestone fees related to licensing agreements for TIMERx with various collaborators and royalties when earned. To date there have been minimal royalties recognized from the TIMERx technology. Milestone payments are derived from reaching development milestones with collaborators and are recognized as achieved in accordance with the contract terms. These milestone payments are not subject to forfeiture.

      The Company receives certain nonrefundable payments upon the signing of collaborative agreements. Up-front payments related specifically to the achievement of certain milestones are recognized as those milestones are achieved in accordance with the agreement. Up-front payments related solely to the signing of agreements where additional services are not required are recognized upon signing. Up-front payments that obligate the Company to perform specific functions or services over the licensing term are recognized over the term of the agreement.

      Product sales revenues are recognized when title transfers.

Advertising Costs

      Advertising costs are accounted for as expenses in the period in which they are incurred.

Research and Development

      Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements. Research and development costs are charged to expense as incurred.

Per Share Data

      Loss per common share is computed based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period after giving effect to the 0.76-for-1 reverse stock split and the 2,907.66-for-1 stock split of the common stock of the Company (see Note 9).

      The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

Accounting Developments

      As of January 1, 1998, the Company adopted for all periods presented SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity (deficit). Accumulated other comprehensive income equals the Company's cumulative translation adjustment.

For the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes new standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position (see Note 15).

      For the year ended December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans, but does not result in any financial statement impact. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures (see
Note 12).

Stock Based Compensation

      The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for stock options granted since the exercise price of the options was the same as the market price of the Company's common stock on the date of grant. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed in Note 9, the pro forma effects on net loss and loss per share of recording compensation expense for the fair value of the options granted.

3. INVENTORIES

      Inventories, which consist of raw materials, pharmaceutical excipients manufactured by the Company, pharmaceutical excipients held for distribution, including manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market. Cost includes material, labor and manufacturing overhead costs.

      Inventories are summarized as follows:

                                                    DECEMBER 31,
                                                -------------------
                                                 1997          1998
                                                 ----          ----
                                                   (IN THOUSANDS)
Raw materials..........................         $1,545        $1,365
Finished products......................          7,146         7,439
                                                ------        ------
     Total inventories.................         $8,691        $8,804
                                                ======        ======

      Included in inventories are approximately $3,096,000 and $3,262,000 of TIMERx raw materials and bulk TIMERx as of December 31, 1997 and 1998, respectively. The ability to continue to sell TIMERx related inventory is dependent, in part, upon the commercialization of products by third parties utilizing bulk TIMERx and the continued use by the Company and third parties of the TIMERx related inventory in existing and new research efforts. Although third parties have products in various stages of development and the first commercial product was launched for sale in Finland in January 1998, marketing approval for a second product was received in the United Kingdom and launched in November 1998, and tentative approval for a product was received in the United States in March 1999, the period required to achieve the successful commercialization of these and other products is uncertain if achieved at all.

      The Company periodically reviews and quality tests its inventory to identify obsolete, slow moving or otherwise unsaleable inventories.

      The Company has relied on a large third-party pharmaceutical company for the manufacture of its TIMERx products under an agreement that expired in June 1998. The Company is in the final stages of contract negotiation and the qualification of another third-party manufacturer to manufacture TIMERx material. During the fourth quarter of 1998, experimental batches of TIMERx were run in this third party's facility and commercial terms were agreed to. There are a limited number of third party manufacturers capable of producing the TIMERx material. There can be no assurance that third parties upon which the Company relies for supply of its TIMERx materials will perform and any failures by third parties may delay development, or the submission of products for regulatory approval, impair the Company's collaborators' ability to commercialize products as planned and deliver products on a timely basis or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      The Company's TIMERx drug delivery system is a hydrophilic matrix combining primarily two natural polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The Company purchases these gums from a sole source supplier. Most of the Company's other excipients are manufactured from a specialty grade of wood pulp, which the Company also purchases from a sole source supplier. Although the Company has qualified alternate suppliers with respect to these materials, there can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute suppliers. Any of these events could have a material adverse effect on the Company's ability to manufacture bulk TIMERx for delivery to its collaborators or manufacture its other excipients, which could have a material adverse effect on the Company's results of operations, cash flows and financial position.

4. FIXED ASSETS

      Fixed assets, at cost, summarized by major categories, consist of the following:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1997            1998
                                                         -------         -------
                                                              (IN THOUSANDS)
          Buildings, equipment and software.........     $27,787         $32,740
          Land .....................................         696             696
          Construction in progress..................       3,750              34
                                                         -------         -------
                                                          32,233          33,470
          Less: accumulated depreciation............       9,922          12,648
                                                         -------          ------
                                                         $22,311         $20,822
                                                         =======         =======

      During the fourth quarter of 1998, the Company decided to outsource certain TIMERx manufacturing as opposed to constructing a new manufacturing facility. As a result of this decision, $1,341,000 of construction in progress related to the new manufacturing facility was written off.

5. OTHER ASSETS

      Other assets, net of accumulated amortization, consist of the following:

                                                                            DECEMBER 31,
                                                                         1997         1998
                                                                        ------       ------
                                                                          (IN THOUSANDS)
          Patents, net of accumulated amortization of
            $249 and $354.........................................      $1,888       $2,120
          Goodwill, net of accumulated amortization of
            $295 and $352.........................................         245          187
          Cash surrender value of officer's life insurance
            policies..............................................          --        2,364
                                                                        ------       ------

                                                                        $2,133       $4,671
                                                                        ======       ======

      Patents include costs to secure and defend patents on technology developed by the Company and secure trademarks. Patents are amortized over their useful lives of 17 to 20 years. Amortization expense of $66,000, $87,000 and $105,000 was recorded in the years ended December 31, 1996, 1997 and 1998, respectively.

      Goodwill is being amortized over ten years and was recorded upon the acquisition of the Company by Penford. Amortization expense approximated $57,000 for each of the years ended December 31, 1996, 1997 and 1998.

      Recorded intangibles are evaluated for potential impairment whenever events or circumstances indicate that the undiscounted cash flows are not sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the asset's carrying value is in excess of related discounted cash flows.

      The cash surrender value of officer's life insurance policies was contributed to the Company by Penford on the Distribution Date. (See Note 7).

6. CREDIT FACILITY

On July 2, 1998 the Company obtained a $15 million unsecured revolving credit facility (the "Credit Facility") which is guaranteed by Penford. The proceeds may be used to fund working capital and for general corporate purposes, including capital expenditures. On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, for a period ending August 31, 2000, it will guarantee the Company's indebtedness under the Credit Facility. LIBOR Advances (available in multiples of $1,000,000 for 1, 2 or 3 month LIBOR periods) under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. Base Rate Advances (available in minimum amounts of $100,000) bear interest at the Bank's Alternate Base Rate. The Credit Facility also requires commitment fees to be paid of .325% on unused portions of the commitment amount. The Credit Facility provides that the maximum amount available to the Company under the Credit Facility will be reduced by the amount of any net proceeds from any financing conducted by the Company, and that the Company will be required to repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. The Credit

Facility contains a number of financial covenants that relate to Penford (and not Penwest), including requirements that Penford maintain certain levels of financial performance and capital structure. The Credit Facility also contains certain covenants applicable to both Penford and Penwest including restrictions on the incurrence of additional debt and the payment of dividends. Based upon the terms of the Credit Facility, Penwest cannot make dividend payments. Accordingly, the Company is substantially dependent on Penford's compliance with such covenants in order to access and maintain the Credit Facility. Any breach by Penford of these covenants would constitute a default by the Company under the Credit Facility, which would have a material adverse effect on the Company's business, financial condition and results of operations. Approximately $52,000 of interest was paid in 1998.

Amounts outstanding under the Credit Facility are as follows:

                                                                DECEMBER 31,
                                                                    1998
                                                                    ----
                                                               (IN THOUSANDS)

LIBOR Advance - due March 3, 1999,
  6.5625% interest rate.............................               $1,000

LIBOR Advance - due March 22, 1999
  6.5% interest rate................................                1,000

Base Rate Advances, 7.75% interest rate at
  December 31, 1998.................................                  200
                                                                   ------

                                                                   $2,200
                                                                   ======
7. DISTRIBUTION AND CAPITAL CONTRIBUTION

      On August 31, 1998, Penford distributed to the shareholders of record of Penford common stock on August 10, 1998, all of the shares of the Company's Common Stock (the "Distribution"). Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them. In connection with the Distribution (i) the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended, pursuant to the registration statement on Form 10 which was declared effective on July 31, 1998, (ii) the Company's Common Stock was listed with and began trading on the National Market on August 10, 1998 and (iii) Penford obtained a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution qualified as tax-free under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended, and that the receipt of shares of the Company's Common Stock in the Distribution would not result in the recognition of income, gain or loss to Penford's shareholders for federal income tax purposes.

      In connection with the Distribution, the Company and Penford entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions which were required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under the Credit Facility referred to above in Note 6;
(ii) a Services Agreement pursuant to which Penford will continue on an interim basis to provide specified services to the Company until June 30, 1999 or until Penwest does not need the services, of which costs will be charged to the Company on an actual or allocated basis, plus a specified profit percentage; (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, subject to the tax allocation agreement, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities; (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and
(v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities were incurred by Penwest related to the Penford defined benefit plan.

      On August 31, 1998, in connection with the separation of its pharmaceutical business, Penford contributed to the capital of the Company all existing intercompany indebtedness of the Company (the "Contribution") which approximated $50.9 million.

      Prior to deciding to distribute 100% of the Company's common stock to Penford's shareholders, in October 1997, Penford's Board of Directors approved the sale of approximately 20% of the Company's common stock in an initial public offering ("IPO"). The IPO was initially intended to be completed during December 1997. Due to market conditions, the IPO was initially postponed and during May 1998, after further evaluation of the market opportunities, Penford's Board of Directors decided to distribute 100% of the Company's common stock to Penford's shareholders and forego the IPO at such time. Based on this decision, the Company wrote-off approximately $1.4 million of transaction costs, principally legal, accounting and printing associated with the IPO, during the year ended December 31, 1997.

8. TRANSACTIONS WITH PENFORD

      The Payable to Penford that was contributed upon the Distribution consisted solely of advances. These advances were generated primarily from the initial acquisition of the Company, the addition of a microcrystalline cellulose plant and the funding of operations. The Payable to Penford was a non-interest-bearing obligation. Average balances for the years ended December 31, 1996, 1997 and the 1998 period prior to the Distribution were $29,123,000, $37,594,000 and $46,784,000, respectively. The Company also participated in pension and other employee benefit plans sponsored by Penford and purchases inventory from a wholly-owned subsidiary of Penford. The inventory purchases amounted to approximately $634,000, $367,000 and $438,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company believes the terms of its employee benefit and inventory purchase transactions approximate those that would have been reached with a third party in an arms length transaction and represent the approximate costs the Company would have incurred on a stand-alone basis. Penford allocated executive office salaries, bonuses and legal fees to the Company in the form of a management fee prior to the Distribution Date. The costs making up the management fee were allocated to the Company based upon its pro rata portion of Penford's consolidated revenue. The Company believes the management fees approximate the actual costs of services provided and represent the approximate costs the Company would have incurred on a stand-alone-basis. Included in selling, general and administrative expenses is a management fee of $391,000, $601,000 and $219,000 for the years ended December 31, 1996, 1997 and 1998 respectively.

9. EQUITY

Penford Stock Option Plan

      Certain of the Company's employees participated in Penford's 1994 Stock Option Plan (the "1994 Plan") for which 1,000,000 shares of common stock had been authorized for grants of options by Penford. The 1994 Plan provided for the granting of stock options at the fair market value of the common stock on the date of grant. Either incentive stock options or non-qualified stock options were granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant. Changes in Penford stock options granted to employees of Penwest for the three years ended December 31, 1996, 1997 and 1998 (through the Distribution) are as follows:

                                                                      OPTION PRICE         WTD. AVERAGE
                                                         SHARES           RANGE           EXERCISE PRICE
                                                         ------           -----           --------------
1996
Balance, December 31, 1995 ................              85,000       $20.13 - 24.50              $21.41
Granted ...................................              80,500       $17.00 - 18.25              $17.71
Exercised .................................                  --
Cancelled .................................                  --
                                                       --------
Balance, December 31, 1996 ................             165,500       $17.00 - 24.50              $19.61
                                                       ========
Options Exercisable .......................              14,600       $20.13 - 24.50              $21.86

1997
Granted ...................................               1,000               $18.25              $18.25
Exercised .................................                (600)              $18.25              $18.25
Cancelled .................................              (1,800)              $18.25              $18.25
                                                       --------
Balance, December 31, 1997 ................             164,100       $17.00 - 24.50              $19.62
                                                       ========
Options Exercisable .......................              40,050       $17.00 - 24.50              $20.15

1998
Granted ...................................                   0                   --                  --
Exercised .................................              (4,800)      $17.00 - 18.25              $17.83
Transferred to Spin-Off Option Plan .......            (159,300)      $17.00 - 24.50              $20.15
                                                       --------
Balance, December 31, 1998 ................                   0
                                                       ========

Penwest Stock Option Plans

      As of December 31, 1998 the Company had two stock option plans: the 1997 Equity Incentive Plan (the "1997 Plan"), and the 1998 Spin-off Option Plan (the "Spin-off Plan"). The 1997 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into Common Stock and the grant of stock appreciation rights (collectively "Awards"). A total of 2,660,000 shares of Common Stock may be issued pursuant to Awards granted under the 1997 Plan. Optionees receive the right to purchase a specified number of shares of Common Stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. Awards may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant subject to certain limitations. All 1998 stock option grants under the 1997 Plan were at fair market value. Restricted stock Awards entitle recipients to acquire shares of Common Stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. During 1998, 52,500 restricted shares were granted.

      The Company's 1998 Spin-off Option Plan was adopted by the Company in June 1998 to provide for the grant of stock options to employees of Penwest and non-employee directors of Penford who held options to purchase Penford Common Stock as of the Distribution Date and who cease to be employees of Penford under the terms of Penford's stock option plans. As of the Distribution Date, options to purchase 846,100 shares of Common Stock were granted to the Company's employees and non-employee directors of Penford under the Spin-off Plan. The exercise price and number of options was calculated so as to preserve the Penford options' approximate value as of the Distribution Date. Generally, outstanding vested options may be exercised during the 90-day (if an incentive stock option) or one year period (if a nonstatutory stock option) following termination of employment and unvested options lapse upon termination of employment. The Board may not grant any additional options under the Spin-off Plan. If any option expires or is terminated, surrendered, canceled or forfeited, the unused Common Stock covered by such option will cease to be available for grant under the Spin-off Plan.

                                                                OPTION PRICE           WTD. AVERAGE
                                              SHARES                RANGE             EXERCISE PRICE
                                              ------                -----             --------------
Balance, December 31, 1997.....                    0                      --                      --
Spin-off Option Plan...........              846,100            $4.06 - 8.67                   $5.99
Granted........................            1,035,043            $3.70 - 8.06                   $6.74
Exercised......................                   --                      --                      --
Cancelled......................             (319,739)           $5.72 - 6.75                   $6.59
                                           ---------
Balance, December 31, 1998.....            1,561,404
                                           ---------
Options Exercisable............              267,707
                                           =========

Stock Compensation

      The Company has elected to follow Accounting Principals Board Opinion
(APB) No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under APB No. 25, the Company does not recognize compensation expense for Penford or Penwest options granted to employees of Penwest, since the exercise price of the options granted is equal to the market value of the common stock at the date of grant. Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" requires the Company to disclose the pro forma impact on net loss and loss per share as if compensation expense associated with employee stock options granted to employees of Penwest had been calculated under the fair value method of Statement No. 123 for employee stock options granted to employees of Penwest subsequent to December 31, 1994.

                                                                        YEARS ENDED DECEMBER 31,
                                                              1996                1997             1998
                                                              ----                ----             ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - as reported                                       $ (3,864)          $(7,316)         $(8,829)
Net loss - pro forma                                         $ (4,123)          $(7,766)         $(9,712)
Net loss per share, basic and diluted - as reported          $  (0.35)          $ (0.66)         $ (0.80)
Net loss per share, basic and diluted - pro forma            $  (0.37)          $ (0.70)         $ (0.88)

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       1996                1997                  1998
                                                       ----                ----                  ----
Expected dividend yield                                None                None                  None
Risk free interest rate                                5.90%               5.90%                 5.50%
Expected volatility                                      49%                 49%                  119%
Expected life of options                          4.8 years           4.8 years             7.5 years

      The weighted average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $9.30, $9.67 and $6.17, respectively. The weighted effect of applying Statement No. 123 for providing pro forma disclosures for the years ended December 31, 1996, 1997 and 1998 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted before 1995 that vest over four to five years. No additional Penford shares were granted to the Company employees subsequent to December 31, 1997.

Employee Stock Purchase Plan

      The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe "during specified offering periods" to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. On December 31, 1998 shares totaling 6,509 were issued under the Plan at a price of $4.99 per share.

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

Stock Splits

      On October 20, 1997, the Company effected a 2,907.66-for-1 stock split transforming the Company's capital structure from 50,000 shares, $1.00 par value per share, of common stock authorized and 5,000 shares of common stock outstanding to 39,000,000 shares, $.001 par value per share, of common stock authorized and 14,538,282 shares of Common Stock outstanding and 1,000,000 shares of preferred stock, $.001 par value per share, authorized, that may be issued by the Board in one or more series. On June 19, 1998, the Company effected a 0.76-for-1 reverse stock split, reducing the outstanding shares to 11,036,822 shares of common stock. Accordingly, all share and per share data have been retroactively adjusted to give effect to the stock split and reverse stock split.

10. COMMITMENTS

Leases

      The Company's manufacturing facility in Finland is leased under a two-year operating lease which includes renewal options with annual rental expense of $188,000 plus additional charges determined on a month-to-month basis for equipment and warehouse usage. In addition, certain of the Company's property, plant and equipment is leased under operating leases ranging from one to fifteen years and includes periodic escalation clauses based on rental market conditions as well as insurance rent payments. Rental expense under operating leases was $216,000, $283,000 and $316,000 for the years ended December 31, 1996, 1997, and
1998, respectively. Future minimum lease payments as of December 31, 1998 for noncancellable operating leases having initial lease terms of more than one year are as follows:

                                                           OPERATING
                                                             LEASES
                                                             ------
                                                         (IN THOUSANDS)

                                1999                       $  301
                                2000                          278
                                2001                           78
                                2002                           70
                                2003                           61
                             Thereafter                       475
                                                           ------

                    Total minimum lease payments           $1,263
                                                           ======

11. INCOME TAXES

      The provision (benefit) for federal, state and foreign income taxes consists of the following:

                               1996     1997      1998
                               ----     ----      ----
                                   (in thousands)
Federal:
  Deferred ................    $423     $(81)   $(1,585)
Foreign:
  Current .................     217      247         88
  Deferred                                         (100)
State:
  Current .................       1        1         12
  Deferred ................     123      (23)      (441)
                               ----     ----    -------
                               $764     $144    $(2,026)
                               ====     ====    =======

      The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision (benefit) is as follows:

                                           1996      1997     1998
                                           ----      ----     ----
Statutory tax rate ....................... (34)%     (34)%    (34)%
Tax benefit utilized by Penford ..........  55        36       19
Foreign taxes ............................   2        --       (1)
State taxes, net of federal benefit ......   2        --       (3)
                                           ---       ---      ---
                                            25%        2%     (19)%
                                           ===       ===      ===

      The components of deferred income tax assets and liabilities are as follows:

                                                           1997          1998
                                                          -------       -------
                                                             (IN THOUSANDS)
Receivable allowance ...............................      $  (135)      $   (91)
Inventory reserves and basis differences ...........         (249)         (265)
                                                          -------       -------
Current deferred tax asset .........................      $  (384)      $  (356)
                                                          =======       =======

Deferred compensation and SERP liability ...........           --       $  (872)
Valuation allowance ................................           --           343
Net operating loss carryforward ....................           --        (2,282)
Accelerated depreciation and amortization ..........      $ 3,531         3,743
                                                          -------       -------
Non-current net deferred tax liability .............      $ 3,531       $   932
                                                          =======       =======

      The Company has made payments for foreign income taxes of approximately $217,000, $181,000 and $151,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

      Through August 31, 1998 the Company was included in the consolidated federal and state tax returns of Penford. In accordance with the Company's tax sharing agreement, the Company was not compensated for tax losses that were utilized by Penford. As a result of Penford fully utilizing all of the Company's tax losses through the Distribution Date, the Company does not possess net operating loss carryforwards attributable to such periods. Through August 31, 1998, Penford has utilized approximately $26,693,000 of federal net operating loss carryforwards that the Company would have had outstanding were it a stand-alone entity through such date, of which approximately $3,393,000, $4,503,000, $5,084,000, $7,643,000 and $6,070,000 would have expired in 2009,
2010, 2011, 2012 and 2013, respectively. In addition, Penford is liable for any federal, state or foreign tax adjustments assessed against the Company for periods through the Distribution Date. Beginning September 1998, deferred tax assets were recognized on tax losses to the extent that deferred tax liabilities with temporary differences reversing during the loss carry-forward period will be available to offset such losses. The valuation allowance and the deferred tax assets related to deferred compensation and the SERP liability were recorded in conjunction with the Contribution (see Note 7).

      The Company's policy is to permanently reinvest foreign earnings. Accumulated foreign earnings, for which no deferred taxes have been provided, amounted to $1,793,000, $2,230,000 and $2,580,000 as of December 31, 1996, 1997
and 1998, respectively. If such earnings were to be repatriated, the income tax effect would not be significant.

      Included in the loss before income taxes is foreign income of $801,000, $757,000 and $476,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

12. PENSION AND OTHER EMPLOYEE BENEFITS

Savings and Stock Ownership Plans

      The Company's employees participated, prior to the Distribution, in Penford's Savings and Stock Ownership Plan and costs were charged to the Company based upon actual costs incurred for the Company's employees. Seventy-five percent (75%) of employee's contributions were matched up to 6% of the employee's pay, in the form of Penford common stock. A similar plan was adopted by the Company upon the Distribution. The primary changes in the new plan include the shortening of the vesting period from five years to four years and the Company's match is now in the form of cash. The Company's expense under the Plans was $147,000, $161,000 and $217,000 for 1996, 1997 and 1998, respectively.

      The Plans also include an annual profit-sharing component that is awarded by Penford's Board of Directors prior to the Spin-off and Penwest's Board of Directors subsequent to the spin-off based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plans. The profit sharing expense related to the Company's employees was $38,000, $95,000 and $125,000 for 1996, 1997 and 1998,
respectively.

Supplemental Executive Retirement Plan

      Penford sponsored a Supplemental Executive Retirement Plan (SERP), a nonqualified plan, which covers one employee of Penwest. For 1996, 1997 and 1998 the net expense for the SERP incurred by

Penwest was $35,000, $22,000 and $56,000, respectively. The allocated costs represent the costs attributable to the Company's employees. As part of the Distribution, the SERP liability was assumed by the Company. The Company does not fund this liability and no assets are held by the Plan. The following disclosures represent information subsequent to the Distribution.

     Change in benefit obligation (in thousands):

                                                                          1998
                                                                          ----
Benefit obligation at September 1 .............................          $1,362
Service cost ..................................................              (5)
Interest cost .................................................              32
Actuarial gains ...............................................              (1)
                                                                         ------
     Benefit obligation at December 31 ........................          $1,388
                                                                         ======

     Funded status (in thousands):
                                                                           1998
                                                                           ----
Funded status .................................................         $(1,388)
Unrecognized transition liability .............................             340
Unrecognized prior service cost ...............................             225
Unrecognized net gain .........................................            (708)
                                                                        -------
     Net amount recognized at December 31,
(Included in other  long term liabilities)  ...................         $(1,531)
                                                                        =======

     Components of net periodic benefit cost (in thousands):

                                                                           1998
                                                                           ----
Service cost ......................................................        $ (4)
Interest cost .....................................................          32
Amortization of unrecognized transition liability .................          19
Amortization of prior service cost ................................          21
Amortization of gains .............................................         (21)
                                                                           ----
     Net periodic benefit cost ....................................        $ 47
                                                                           ====

The plan's accumulated benefit obligation at December 31, 1998 was $1,088,000. The Company's benefit obligation was measured using a weighted average discount rate of 7% and a compensation increase of 3%. The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan.

Health Care and Life Insurance Benefits

      The Company offers health care and life insurance benefits to most active employees. Costs incurred for these benefits were $212,000, $343,000 and $496,000 in 1996, 1997 and 1998, respectively.

      Pension Plan

      Prior to the Distribution, Penwest participated in a noncontributory defined benefit pension plan (the Plan) that covered substantially all employees. The Plan was sponsored by Penford and costs were allocated based upon actual costs incurred for the Company's employees. In addition to the employees of the Company, employees of Penford and its other subsidiaries participated in the Plan. The Company has accounted for its involvement in the overall Plan as a participant in a multi-employer pension plan. Under this method, the Company recognized as net periodic pension costs its allocated contribution for the period. The Company recognized a liability to the Parent for any contributions due and unpaid.

      Under the terms of the Employee Benefits Agreement between Penford and Penwest, Penford froze all benefits to employees of Penwest under the Plan as of the Distribution and distributed to each employee his or her fully vested interest in the form of a lump sum payment or an annuity. Based upon the terms of the agreement, there were no termination gains or losses as a result of the freezing of Plan benefits, the termination of the right of employees of the Company to participate in the Plan or the subsequent distribution.

      Benefits for employees are primarily related to years of credited service and final average five-year earnings. Employees generally become eligible to participate in the Plan after attaining age 21 and benefits become vested after five years of credited service.

      Pension expense of $74,000, $66,000 and $50,000 was recorded for the years ended December 31, 1996, 1997 and 1998, respectively, for this Plan.

13. LICENSING AGREEMENTS

      The Company has entered into collaborative arrangements with several pharmaceutical companies to facilitate and expedite the commercialization of its TIMERx drug delivery technology.

      In August 1994, August 1995 and March 1996, the Company entered into product development and supply agreements with Mylan Pharmaceuticals, Inc. ("Mylan") with respect to the development of generic versions of Procardia XL (nifedipine), Adalat CC (nifedipine) and Glucotrol XL (glipizide), based on the Company's TIMERx technologies (the "Mylan Products"). Under these product development and supply agreements, the Company is responsible for the formulation, manufacture and supply of TIMERx material for use in the Mylan Products, and Mylan is responsible for conducting all bioequivalence studies, preparing all regulatory applications and submissions and manufacturing and marketing the Mylan Products in the United States, Canada and Mexico. The Company has received non-refundable milestone payments under each of the product development and supply agreements and is entitled to additional milestone payments under such agreements upon the continued development of the Mylan Products. The Company is also entitled to royalties on the sale of each Mylan Product, which royalties will be reduced with respect to such Mylan Product if there are on the market and available for retail sale any other generic controlled release formulations of the drug of which such Mylan Product is a generic controlled release formulation. In addition, Mylan has agreed that during the term of the product development and supply agreements it will purchase formulated TIMERx material for use in the Mylan Products exclusively from the Company at specified prices.

      Penwest and Mylan also entered into a sales and distribution agreement in January 1997 (the "Mylan Distribution Agreement") with respect to Nifedipine XL pursuant to which Mylan agreed to manufacture and supply Nifedipine XL to Penwest for distribution by Penwest and one or more distributors (as to which the Company and Mylan must mutually agree) in certain specified European and Latin American countries. Under this agreement, the Company has agreed to purchase Nifedipine XL exclusively from Mylan at specified prices or to pay Mylan 50% of any royalties received by the Company from its distributors if Mylan licenses its manufacturing technology to the Company for use by the Company's distributors instead of manufacturing the product for distribution. Under this agreement, Mylan is entitled to 50% of any royalties or milestone payments received by the Company under the Company's product development and supply agreement with Sanofi described below.

      In February 1997, the Company entered into a product development and supply agreement with Sanofi Winthrop International S.A. ("Sanofi") with respect to the development of a generic version of Adalat LA based on the Company's TIMERx technology (the "Sanofi Product"), a drug that utilizes the same controlled release technology as Nifedipine XL. Under the product development and supply agreement, the Company is responsible for conducting pilot bioequivalence studies of the Sanofi Product and for manufacturing and supplying TIMERx material to Sanofi, and Sanofi is responsible for conducting all full scale bioequivalence studies, preparing all regulatory applications and submissions and manufacturing and marketing the Sanofi Product in specified countries in Europe and in South Korea. The Company is entitled to non-refundable milestone payments under the product development and supply agreement upon the continued development of the Sanofi Product. The Company is also entitled to royalties upon the sale of the Sanofi Product. One half of such payments will be paid to Mylan in accordance with the Mylan Distribution Agreement. In addition, Sanofi has agreed that, during the term of the product development and supply agreement, it will purchase formulated TIMERx material for use in the Sanofi Product exclusively from the Company at specified prices.

      In July 1992, the Company entered into an agreement with Leiras Oy ("Leiras") with respect to the development and commercialization of Cystrin CR, a controlled release formulation of oxybutynin based on the Company's TIMERx technology. In May 1995, the Company entered into a second agreement with Leiras clarifying certain matters with respect to the collaboration. Leiras is a Finnish subsidiary of Schering AG. Leiras is developing products focused in the areas of reproductive health care, urology, oncology and inhalation technology. Under the agreements, the Company is responsible for the development and formulation of Cystrin CR and for manufacturing and supplying TIMERx material to Leiras for use in the manufacture of Cystrin CR, and Leiras is responsible for preparing all regulatory applications and submissions and manufacturing and marketing Cystrin CR on a worldwide basis. Leiras has the right to transfer its rights and responsibilities under the agreement and its related product rights to third parties for specified territories, subject in certain circumstances to the approval of the Company.

      In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals Inc. ("Endo") with respect to the development of controlled release formulations of oxymorphone based on the Company's TIMERx technology (the "Endo Products"). Under the agreement, the Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market the Endo Products in the United States. The manufacture and marketing of Endo Products outside of the United States may be conducted by the Company, Endo or a third party, as determined by a committee comprised of an equal number of members from each of the Company and Endo. The Company and Endo have agreed to share the costs involved in the development and commercialization of the Endo Products and that the party marketing the Endo Products (which the Company expects will be Endo) will pay the other party royalties equal to 50% of their respective net marketing revenues after fully-burdened costs (although this percentage will decrease as the total U.S. marketing revenues from an Endo Product increase), subject to each party's right to terminate its participation with respect to any Endo Product described above. Endo will purchase formulated TIMERx material for use in the Endo Products exclusively from the Company at specified prices. Such prices will be reflected in the determination of fully-burdened costs. Under the Company's strategic alliance agreement with Endo, the Company expects to incur expenses of approximately $7.0 million, primarily in 1999, 2000 and early 2001.

      Royalties and licensing fees revenue consist solely of payments received under TIMERx collaborative agreements. Included in royalties and licensing revenue are approximately $1,082,000, $50,000 and $80,000 for the years ended December 31, 1996, 1997 and 1998, respectively, of payments received upon the signing of collaborative agreements. These up-front payments relate principally to the performance of pilot bioequivalence studies and have been recognized upon the delivery of the results of such studies to the collaborators. In addition, approximately $861,000 and $190,000 of non-refundable milestone payments were recognized as the milestones were achieved during the years ended December 31, 1997 and 1998, respectively. Approximately $2,819,000, $3,075,000 and $5,084,000
for the years ended December 31, 1996, 1997 and 1998, respectively, of research and development expense principally related to applications of TIMERx technology to products covered by the Company's collaborative agreements. Since the collaborative agreements can be terminated by either party, the costs associated with such agreements could be discontinued by the Company. Such costs are typically incurred prior to the receipt of milestones, royalties and other payments.

14. CONTINGENCIES

      In May 1997, one of the Company's collaborators, Mylan, filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. See
Note 13 for a description of the Company's collaborative agreements with Mylan. Bayer AG ("Bayer") and ALZA Corporation ("Alza") own patents listed for Procardia XL (the last of which expires in 2010), and Pfizer, Inc. ("Pfizer"). Pfizer is the sponsor of the New Drug Application ("NDA") and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. The company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition, cash flows and results of operations. Delays in the commercialization of Nifedipine XL could also occur because although the FDA granted tentative approval, it will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner.

      In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to law, based primarily on the arguments stated in its citizen's petition. Mylan and the Company intervened as defendants in this suit. In April 1998 the District Court of the District of Columbia rejected Pfizer's claim, and in May 1998, Pfizer appealed the District Court's decision. This case was heard in February 1999 but no decision has been rendered. There can be no assurance that the FDA, Mylan and the Company will prevail in this litigation. An outcome in this litigation adverse to Mylan and the Company would result in Mylan being required to file a suitability petition in order to maintain the ANDA filing or to file an NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes Nifedipine XL would not be deemed to be therapeutically equivalent to the referenced branded drug, would not be fully substitutable for the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. Any such failure would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

      In 1994, the Boots Company PLC ("Boots") filed an opposition to a patent granted by the EPO, European Patent Office (the "EPO") to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals. There can be no assurance that the Company will prevail in this matter. An unfavorable outcome could materially adversely affect the Company's business, financial condition, cash flows and results of operations.

      Substantial patent litigation exists in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation affecting the Company could cause the Company to pay substantial damages, alter its products or processes, obtain licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial litigation costs. Although the legal costs of defending litigation relating to a patent infringement claim (unless such claim relates to TIMERx) are generally the contractual responsibility of the Company's collaborators, the Company could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation.

      Testing, manufacturing, marketing and selling pharmaceutical products entail a risk of product liability. The Company faces the risk of product liability claims in the event that the use of its products is alleged to have resulted in harm to a patient or subject. Such risks exist even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. The Company has primary product liability insurance in the amount of $1.0 million per occurrence and $2.0 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25.0 million which can also be used for product liability insurance. There can be no assurance that this coverage is adequate to cover potential liability claims. Furthermore, this coverage may not be adequate as the

Company develops additional products. As the Company receives regulatory approvals for products under development, there can be no assurance that additional liability insurance coverage for any such products will be available in the future on acceptable terms, if at all. The Company's business, financial condition, cash flows and results of operations could be materially adversely affected by the assertion of a product liability claim.

15. SEGMENT INFORMATION

      The Company is engaged in the research, development and commercialization of novel drug delivery technologies. The Company has extensive experience in developing and manufacturing tabletting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers and conducts its business primarily in North America and Europe. The European operations consist of a manufacturing facility in Nastola, Finland and sales offices in Reigate, England and Bodenheim, Germany. None of the European locations, other than Finland, is individually significant. Intercompany sales include a profit component for the selling company. Intercompany sales and profits are eliminated in consolidation. Corporate operating expenses are not allocated to the European operations. Operating profit represents gross profit less selling, general and administrative expenses and, for North America, research and development expense.

                                            UNITED
                                            STATES       FINLAND        OTHER         ELIMINATIONS         TOTAL
                                            ------       -------        -----         ------------         -----
                                                           (IN THOUSANDS)
DECEMBER 31, 1998
Total Revenues........................     $27,716       $ 3,844        $3,411           $(5,960)         $29,011
Long-lived Assets.....................     $24,572       $   855        $   66                            $25,493

DECEMBER 31, 1997
Total Revenues........................     $24,818       $ 3,470        $2,993           $(4,340)         $26,941
Long-lived Assets.....................     $23,411       $   899        $  134                            $24,444

DECEMBER 31, 1996
Total Revenues........................     $25,400       $ 4,751        $2,166           $(6,228)         $26,089
Long-lived Assets.....................     $20,832       $ 1,108          $141                            $22,081

      Neither the revenues nor long-lived assets of the operations in Germany or the United Kingdom, individually or in the aggregate, exceed 10% of total revenues or long-lived assets of the Company.

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
PENWEST PHARMACEUTICALS CO.

We have audited the accompanying consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penwest Pharmaceuticals Co. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/ Ernst & Young LLP

Stamford, Connecticut
March 19, 1999

                                   APPENDIX B

                           PENWEST PHARMACEUTICALS CO.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                       PAGE
                                                       ----
Schedule II - Valuation and Qualifying Accounts        S-2

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           PENWEST PHARMACEUTICALS CO.
                                DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                                                                     Charged to
                                                    Balance at      Charged to            Other                      Balance at
                                                     Beginning       Costs and         Accounts      Deductions          End of
                                                     Of Period        Expenses         Describe        Describe          Period
                                                     ---------        --------         --------        --------          ------
Year ended December 31, 1998
  Allowance for Doubtful Accounts                        $337            $ 74               --          $(184)(a)         $227
                                                         ====            ====               ==          =====             ====

Year ended December 31, 1997
  Allowance for Doubtful Accounts                        $237            $100               --             --             $337
                                                         ====            ====               ==          =====             ====

Year ended December 31, 1996
  Allowance for Doubtful Accounts                        $200            $ 37               --             --             $237
                                                         ====            ====               ==          =====             ====

(a) Uncollectible accounts written off, net of recoveries.

                                INDEX TO EXHIBITS

EXHIBIT
NO.            DESCRIPTION
---            -----------
3.1*           Amended and Restated Articles of Incorporation
3.2**          Articles of Amendment to the Amended and Restated Articles of
               Incorporation filed on June 19, 1998.
3.3*           Amended and Restated Bylaws of the Company.
3.4**          Designation of Rights and Preference of Series A Junior
               Participating Preferred Stock of the Company filed on July 17,
               1998.
4.1*           Specimen certificate representing the Common Stock.
4.2**          Form of Rights Agreement dated as of July 27, 1998 between the
               Company and the Rights Agent.
+10.1*         Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.
               ("Mylan").
+10.2*         Product Development and Supply Agreement dated August 3, 1995 by and between the Registrant and Mylan.
+10.3*         Product Development and Supply Agreement dated March 22, 1996 by and between the Registrant and Mylan.
+10.4*         Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan.
10.5**         Form of Separation and Distribution Agreement entered into between Registrant and Penford Corporation ("Penford").
+10.6*         Product Development and Supply Agreement dated August 30, 1996 by and between the Registrant and Kremers Urban Development Company.
+10.7*         Product Development, License and Supply Agreement dated February
               28, 1997 by and between the Registrant and Sanofi Winthrop S.A., as amended.
+10.8*         Agreement dated May 26, 1995 by and between the Registrant and
               Leiras OY.
+10.9*         Agreement dated July 27, 1992 by and between the Registrant and
               Leiras, OY.
+10.10*        Strategic Alliance Agreement dated as of September 17, 1997 by and between the Registrant and Endo Pharmaceuticals Inc.
10.11*++       1997 Equity Incentive Plan.
10.12*++       1997 Employee Stock Purchase Plan.
10.13*++       1998 Spinoff Option Plan.
10.14*         Form of Excipient Supply Agreement to be entered into between the
               Registrant and Penford.
10.15**        Form of Services Agreement to be entered into between the
               Registrant and  Penford.
10.16**        Form of Tax Allocation Agreement to be entered into between the
               Registrant and Penford.
10.17**        Form of Employee Benefits Agreement to be entered into between the Registrant and Penford.
10.18*         Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.
+10.19**       License Agreement dated December 17, 1997 between Synthelabo and the Registrant.
+10.20**       Supply Agreement dated December 17, 1997 between Synthelabo and the Registrant.

10.21**        Revolving Term Credit Facility dated July 2, 1998 by and between the Company and the Bank of Nova Scotia.
21.1*          Subsidiaries.
23             Consent of Ernst & Young, LLP.
24             Power of Attorneys.
27.1           Financial Data Schedule (December 31, 1998)

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-38389).

**Incorporated by reference to Exhibits to the Company's Registration Statement on Form 10 filed with the Commission on June 22, 1998 and July 31, 1998.

+Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.