Form 10-Q
period 1999-03-31
PENWEST PHARMACEUTICALS CO
filed 1999-05-14
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________


                          Commission File No. 000-23467


                           PENWEST PHARMACEUTICALS CO.
             (Exact name of registrant as specified in its charter)

               Washington                                91-1513032
----------------------------------------    ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

      2981 Route 22, Patterson, NY                       12563-9970
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (914) 878-3414
              -----------------------------------------------------
              (Registrant's telephone number, including area code.)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]        No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1999.

                 Class                                     Outstanding
     -----------------------------                         -----------
     Common stock, par value $.001                          11,104,816

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.     Financial Information

    Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets.....................................  3

            Consolidated Statements of Operations...........................  4

            Condensed Consolidated Statements of Cash Flows.................  5

            Notes to Condensed Consolidated Financial Statements............  6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 12

Part II.    Other Information

    Item 6. Exhibits and Reports on Form 8-K................................ 14

Signature................................................................... 15

Exhibit Index............................................................... 15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PENWEST PHARMACEUTICALS CO.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            DECEMBER 31,      MARCH 31,
                                                                1998            1999
                                                            ------------      ---------
                                                                             (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,476        $  1,391
  Trade accounts receivable, net                                 4,381           5,977
  Inventories:
    Raw materials and other                                      1,365           1,148
    Finished goods                                               7,439           5,849
                                                              --------        --------
                                                                 8,804           6,997
   Prepaid expenses and other current assets                       572             521
   Deferred income taxes                                           356             356
                                                              --------        --------
     Total current assets                                       15,589          15,242

Fixed assets, net                                               20,822          20,136
Other assets                                                     4,671           4,715
                                                              --------        --------
     Total assets                                             $ 41,082        $ 40,093
                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                      $  5,405        $  5,283
   Taxes payable                                                   336             352
   Loans payable                                                 2,200           2,800
                                                              --------        --------
     Total current liabilities                                   7,941           8,435
Deferred income taxes                                              932             850
Other long-term liabilities                                      2,177           2,202
                                                              --------        --------
     Total liabilities                                          11,050          11,487

Shareholders' equity:
  Preferred stock, par value $.001, authorized
   1,000,000 shares, none outstanding
  Common stock, par value $.001, authorized 39,000,000
   shares, issued and outstanding 11,043,331 shares and             11              11
   11,103,264 shares
  Additional paid-in capital                                    59,025          59,423
  Accumulated deficit                                          (28,478)        (30,019)
  Accumulated other comprehensive loss                            (526)           (809)
                                                              --------        --------
     Total shareholders' equity                                 30,032          28,606
                                                              --------        --------
     Total liabilities and shareholders' equity               $ 41,082        $ 40,093
                                                              ========        ========





     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS
                                                              ENDED MARCH 31
                                                         ----------------------
                                                           1998           1999
                                                         -------        -------
                                                               (UNAUDITED)

Revenues
  Product sales                                          $ 7,761        $ 9,737
  Royalties and licensing fees                                25             79
                                                         -------        -------
    Total revenues                                         7,786          9,816
Cost of product sales                                      5,916          6,944
                                                         -------        -------
    Gross profit                                           1,870          2,872
Operating expenses
  Selling, general and administrative                      2,357          2,596
  Research and product development                         1,205          1,737
                                                         -------        -------
    Total operating expenses                               3,562          4,333
                                                         -------        -------
Loss from operations                                      (1,692)        (1,461)
Interest expense                                             ---             64
                                                         -------        -------
Loss before income taxes                                  (1,692)        (1,525)
Income tax expense                                           338             16
                                                         -------        -------
Net loss                                                 $(2,030)       $(1,541)
                                                         =======        =======

Basic and diluted net loss per share                     $ (0.18)       $  (.14)
                                                         =======        =======

Weighted average shares of common stock outstanding       11,037         11,054
                                                         =======        =======







     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31
                                                                  -------------------
                                                                    1998        1999
                                                                  -------     -------
                                                                      (UNAUDITED)

Net cash used in operating activities                             $(1,259)    $  (806)
Investing activities:
  Acquisitions of fixed assets, net                                  (668)       (109)
  Other                                                              (207)        (89)
                                                                  -------     -------
Net cash used in investing activities                                (875)       (198)
Financing activities:
  Borrowings from credit facility                                     ---       2,200
  Repayments of credit facility                                       ---      (1,600)
  Issuance of common stock                                            ---         398
  Increase in payable to Penford                                    1,934         ---
                                                                  -------     -------
Net cash provided by financing activities                           1,934         998
Effect of exchange rate changes on cash and cash equivalents          (15)        (79)
                                                                  -------     -------
Net decrease in cash and cash equivalents                            (215)        (85)
Cash and cash equivalents at beginning of period                      938       1,476
                                                                  -------     -------
Cash and cash equivalents at end of period                        $   723     $ 1,391
                                                                  =======     =======



     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

           Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel oral drug delivery products and technologies. Based on its extensive expertise in developing and manufacturing tableting ingredients for the pharmaceutical industry, the Company has developed TIMERx, a proprietary controlled release drug delivery technology and PROSOLV SMCC(TM), another drug delivery technology which improves the performance characteristics of tablets. The Company's product portfolio ranges from excipients that are sold in bulk to more technically advanced and patented excipients that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

           The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company.

2.   BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Penwest Pharmaceuticals Co.'s Annual report on Form 10-K for the year ended December 31, 1998.

           Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

3.   INCOME TAXES

           The effective tax rate for the three month period ended March 31, 1999 was an expense of 1%. The effective rate is higher than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes.

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

     The components of comprehensive loss, for the three-month periods ended March 31, 1998 and 1999 are as follows:

                                                     THREE MONTHS ENDED MARCH 31
                                                       1998               1999
                                                     --------           --------
                                                      (IN THOUSANDS OF DOLLARS)

    Net loss                                         $(2,030)           $(1,541)
    Foreign currency translation adjustments             (76)              (283)
                                                     --------           -------

    Comprehensive loss                               $(2,106)           $(1,824)
                                                     =======            =======

           Accumulated other comprehensive income equals the cumulative translation adjustment which is the only component of other comprehensive income included in the Company's financial statements.

5.   CONTINGENCIES

           In May 1997, one of the Company's collaborators, Mylan Pharmaceuticals, Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG ("Bayer") and ALZA Corporation ("ALZA") own patents listed for Procardia XL (the last of which expires in 2010). Pfizer, Inc. ("Pfizer") is the sponsor of the New Drug Application ("NDA") and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. The Company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition, cash flows and results of operations. Delays in the commercialization of Nifedipine XL could also occur because although the FDA granted tentative approval, it will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner.

           In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to law, based primarily on the arguments stated in its citizen's petition. Mylan and the Company intervened as defendants in this suit. In April 1998 the District Court of the District of Columbia rejected Pfizer's claim, and in May 1998, Pfizer appealed the District Court's decision. In February 1999, the case was heard in the court of appeals but no decision has been rendered. There can be no assurance that the FDA, Mylan and the Company will prevail in this litigation. An outcome in this litigation adverse to Mylan and the Company would result in Mylan being required to file a suitability petition in order to maintain the ANDA filing or to file an NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes Nifedipine

     XL would not be deemed to be therapeutically equivalent to the referenced branded drug, would not be fully substitutable for the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. Any such failure would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

           Testing, manufacturing, marketing and selling pharmaceutical products entail a risk of product liability. The Company faces the risk of product liability claims in the event that the use of its products is alleged to have resulted in harm to a patient or subject. Such risks exist even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. Product liability insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. The Company is covered by primary product liability insurance in the amount of $1.0 million per occurrence and $2.0 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25.0 million which can also be used for product liability insurance. There can be no assurance that this coverage is adequate to cover potential liability claims and may not be adequate as the Company develops additional products. As the Company receives regulatory approvals for products under development, there can be no assurance that additional liability insurance coverage for any such products will be available in the future on acceptable terms, if at all. The Company's business, financial condition, cash flows and results of operations could be materially adversely affected by the assertion of a product liability claim.

6.   REVERSE STOCK SPLIT

           On June 19, 1998, the Company effected a 0.76-for-1 reverse stock split of its Common Stock. Accordingly, all share and per share data have been retroactively adjusted to give effect to the reverse stock split.

7.   DISTRIBUTION AND CAPITAL CONTRIBUTION

           On August 31, 1998, Penford Corporation ("Penford") distributed to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's Common Stock (the "Distribution"). Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's Common Stock for every two shares of Penford common stock held by them. In connection with the Distribution (i) the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended, pursuant to the registration statement on Form 10 which was declared effective on July 31, 1998, (ii) the Company's Common Stock was listed with and began trading on the Nasdaq National Market on August 10, 1998 and (iii) Penford obtained a private letter ruling from the Internal Revenue Service to the effect that, among other things, the Distribution qualified as tax-free under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended, and that the receipt of shares of the Company's Common Stock in the Distribution would not result in the recognition of income, gain or loss to Penford's shareholders for federal income tax purposes.

           In connection with the Distribution, the Company and Penford have entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions which were required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under its credit facility; (ii) a Services Agreement pursuant to which Penford will continue on an interim basis to provide specified services to the Company until June 30, 1999 or until Penwest does not need the services, of which costs will be charged to the Company on an actual or allocated basis, plus a specified profit percentage; (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities; (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and (v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities were incurred by Penwest related to the Penford defined benefit plan.

           On August 31, 1998, in connection with the separation of its pharmaceutical business, Penford contributed to the capital of the Company all existing inter-company indebtedness of the Company which approximated $50.9 million.

8.   STOCK OPTIONS

           During the three months ended March 31, 1999, options to purchase 59,933 shares were exercised, options to purchase 5,000 shares were granted and options to purchase 338,239 shares were canceled under the Company's stock option plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Penwest Pharmaceuticals Co. ("Penwest" or the "Company"), is engaged in the research, development and commercialization of novel oral drug delivery technologies. The Company has extensive experience in developing and manufacturing tableting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. On August 31, 1998 (the "Distribution Date"), Penwest became an independent, publicly owned company when Penford Corporation ("Penford"), the Company's former parent, distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's common stock for every two shares of Penford common stock held by them.

     The Company's principal development focus to date has been the development of controlled release drugs based on the TIMERx technology. The Company's collaborator, Leiras Oy ("Leiras"), received marketing approval in Finland for Cystrin CR (oxybutynin), a TIMERx formulation for the treatment of urge urinary incontinence in October 1997 and began marketing the product in Finland in January 1998. In addition, the Company's collaborator, Sanofi Winthrop International S.A. ("Sanofi"), received marketing approval in the United Kingdom in November 1998 for Slofedipine XL, a controlled release version of nifedipine utilizing Penwest's TIMERx technology for the treatment of angina. In May 1997, the Company's collaborator, Mylan Laboratories ("Mylan"), filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, the first generic version of Procardia XL. Subsequent to the filing of Mylan's ANDA, Bayer AG ("Bayer") and Pfizer, Inc. ("Pfizer") sued Mylan alleging patent infringement and Pfizer sued the FDA claiming that the FDA's acceptance of Mylan's ANDA filing was contrary to law. Pfizer's claim against the FDA was rejected by a district court in April 1998 and in May 1998 Pfizer appealed the district court's decision. In March 1999, Mylan was notified by the FDA that the ANDA for 30 mg dosage strength of Nifedipine XL had received tentative approval. However, the Company does not expect that final marketing approval will be granted until certain legal issues surrounding the patent dispute between Mylan and Bayer and Pfizer have been resolved. There can be no assurance that Mylan or the FDA will prevail in these matters or that they will continue to contest these matters. An unfavorable outcome or protracted litigation with respect to either of these matters would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a party to collaborative agreements with Mylan, Leiras, Sanofi and Endo Pharmaceuticals, Inc. ("Endo") with respect to the development and commercialization of TIMERx controlled release products. Under these collaborative agreements, the

Company's collaborators are generally responsible for conducting full scale bioequivalence studies and clinical trials, preparing and submitting all regulatory applications and submissions and manufacturing, marketing and selling the TIMERx controlled release products. There can be no assurance that the Company's collaborations will be commercially successful. The Company cannot control the amount and timing of resources which its collaborators devote to the Company's programs or potential products. If any of the Company's collaborators breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the development and commercialization of product candidates would either be terminated or delayed, or the Company would be required to undertake product development and commercialization activities on its own and at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities.

     Under most of these collaborative agreements, the Company has received upfront fees and milestone payments. In connection with the receipt of certain upfront fees, the Company was required to perform pilot bioequivalence studies and only recognized such fees upon delivery of the results of such studies to the collaborators. In addition, under most of these collaborative agreements, the Company is entitled to receive additional milestone payments, royalties on the sale of the products covered by such collaborative agreements and payments for the purchase of formulated TIMERx material. Because the Company has little control over the timing and the amount of each of these payments which are dependent on the continued development and commercialization of the products covered by such agreements, there can be no assurance as to the timing of receipt of some or all of these payments or as to the amount of payments to be received by the Company.

     The Company has incurred net losses since 1994. As of March 31, 1999, the Company's accumulated deficit was approximately $30.0 million. The Company expects net losses to continue at least into early 2000. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

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

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1999 and 1998

     Total revenues increased 26.1% for the three months ended March 31, 1999 to $9.8 million from $7.8 million for the three months ended March 31, 1998. Product sales increased to $9.7 million for the three months ended March 31, 1999 compared to $7.8 million for the three months ended March 31, 1998 representing an increase of 25.5%. The increase in product sales was primarily due to increased sales volumes of Emcocel(R). This increase in sales of Emcocel was primarily due to two new large pharmaceutical customers which came on line throughout the first quarter. The overall base business was also strong due to customers replenishing low year end inventory levels. The launch of Slofedipine XL in the United Kingdom in November 1998 also contributed to the increase in total revenues. The Company anticipates that sales will slow in the upcoming quarters as year end inventory levels have been replenished and the launch quantities of TIMERx for Slofedipine XL have been filled. The Company believes that Emcocel sales from the two new customers should remain strong as they continue to bring more locations on line.

     Gross profit increased to $2.9 million or 29.3% of total revenues for the three months ended March 31, 1999 from $1.9 million or 24.0% of total revenues for the three months ended March 31, 1998. The increase in gross profit percentage was primarily due to an improved product mix within product sales. This improvement in gross profit percentage on product sales was due to increased sales of formulated TIMERx, which has higher margins than traditional excipients, as well as increasing margins on Emcocel products due to volume manufacturing efficiencies.

     Selling, general and administrative expenses increased by 10.1% for the three months ended March 31, 1999 to $2.6 million from $2.4 million for the three months ended March 31, 1998. The increase in 1999 was primarily due to higher compensation expenses related to the employment of additional personnel and additional costs including professional fees associated with the Company being publicly-held.

     Research and development expenses increased by 44.1% for the three months ended March 31, 1999 to $1.7 million from $1.2 million for the three months ended March 31, 1998. This increase was primarily due to increased spending under the Company's collaborative agreement with Endo.

     The effective tax rate for the three month period ended March 31, 1999 was an expense of 1%. The effective rate is higher than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Distribution Date, the Company received intercompany advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which aggregated to $50.9 million. On the Distribution Date, Penford contributed the outstanding intercompany indebtedness and certain other assets and liabilities to the capital of the Company. Since the Distribution Date, the Company funded its operations and capital expenditures from cash from operations and advances under a credit facility. The Company has an available credit facility which is a revolving loan facility of $15.0 million of unsecured financing (the "Credit Facility"). On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, through the period ending August 31, 2000, it will guarantee the Company indebtedness under the Credit Facility. LIBOR Advances (available in multiples of $1,000,000 for 1, 2 or 3 month LIBOR periods) under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. Base Rate Advances (available in minimum amounts of $100,000) bear interest at the Bank's Alternate Base Rate. The Credit Facility also requires commitment fees to be paid at .325% on unused portions of the commitment amount. The Credit Facility contains a number of non-financial covenants that are applicable to Penwest including without limitation, restrictions on the incurrence of additional debt and on the payment of dividends. Any breach of these covenants by the Company would constitute a default by the Company under the Credit Facility. In addition, the Credit Facility provides that a breach by Penford of its guarantee of the Company's indebtedness under the Credit Facility or the occurrence of a default under any credit agreement with Penford under which the lender is either the sole or a participating lender, including without limitation an event of default arising from the failure of Penford to satisfy certain financial conditions requiring, among other things, the maintenance of a minimum net worth and of certain financial ratios, would constitute a default by the Company under the Credit Facility. Accordingly, the Company is substantially dependent on Penford in order to access and maintain the Credit Facility. Any default under the Credit Facility would have a material adverse effect on the Company's business, financial condition and result of operations. Although Penford has guaranteed the Company's indebtedness under the Credit Facility, in no other respects is Penford providing financial support to the Company.

     As of March 31, 1999, the Company had cash and cash equivalents of $1.4 million, and $2.8 million of outstanding borrowings under the Credit Facility. The Company has no committed sources of capital other than the Credit Facility and no indebtedness to any third or related parties other than under the Credit Facility. As of March 31, 1999, the Company did not have any material commitments for capital expenditures.

     The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the period as well as increasing trade receivables. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks.

     The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least early 2000. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including the timing and amount of payments received under existing and possible future collaborative agreements; the structure of any future collaborative or development agreements; the progress of the Company's collaborative and independent development projects; revenues from the Company's traditional excipients; the costs to the Company of bioequivalence studies for the Company's products; the prosecution, defense and enforcement of patent claims and other intellectual property rights; and the development of manufacturing, marketing and sales capabilities. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and contingency planning. The Company has completed approximately 95% of its overall anticipated assessment of programs, hardware or other equipment that could be significantly affected by the Year 2000. The assessment completed to date indicates that most of the Company's significant information technology systems will not be affected. The Company recently installed a new integrated computer system for all domestic operations that is Year 2000 compliant. The underlying hardware is also Year 2000 compliant according to vendor certification. The assessment of the Company's North American manufacturing facility is complete, and required remediation is expected to be completed in July 1999. The Company's international information technology system primarily consists of personal computers, some of which will require replacement. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) in Nastola, Finland, which produce the Company's European Emcocel products, are Year 2000 non-compliant. Affected systems include the process control software used at the Company's Finnish plant. The Company believes that this plant can be operated without the process control software, however remediation plans are being developed. A failure in this plant could cause disruption to the operations at the Finnish plant, which could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

     The Company has also begun the remediation and testing phases with respect to the Year 2000 issues it has identified relating to its information technology systems. The Company has completed approximately 75% of the required remediation and expects to complete replacement of all non-compliant equipment no later than June 1999. The Company also needs to complete testing of its software and hardware systems to ensure compliance. The Company estimates that it has tested approximately 50% of such systems and expects completion of the testing phase for all significant systems by September 1999.

     The Company does not have any system interfaces with third party vendors, manufacturers or customers. The Company is in the process of identifying and obtaining documentation from its significant suppliers and subcontractors none of which share information systems with the Company to determine the extent to which such suppliers and subcontractors will be affected by any significant Year 2000 issues. The Company estimates that is 75% complete with this process. The Company needs to obtain documentation from its significant customers. To date, the Company is not aware of any supplier, manufacturer, subcontractor or significant customers with a Year 2000 issue that could have a material adverse effect on the Company's business, financial position, results of operations or significant. The Company has sent correspondence to all its major suppliers, subcontractors and manufacturers and has received approximately 90% of the responses back.

     There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

     The costs of the Company's worldwide Year 2000 compliance efforts are being funded with cash flows from operations as well as the Company's Credit Facility. Based upon the near-complete assessment efforts to date, the Company does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. For example, the Company recently installed a computer system, which was purchased and installed irrespective of Year 2000 and cost approximately $4.0 million. The Company expects to incur total worldwide costs of less than $100,000 to become Year 2000 compliant on its hardware, software and operating equipment.

     The Company does not presently believe that the Year 2000 issue will pose significant operational problems. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows or adversely affect the Company's relationships with customers, suppliers or others.

     The Company has not yet developed a contingency plan for dealing with operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company or certain third parties to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Year 2000 compliance and to establish a contingency plan in the event of such failure by August 1999.

     The foregoing assessment of the impact of the Year 2000 issue on the Company is based on management's best estimates as of the date of this Quarterly Report on Form 10-Q, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate and actual results could differ materially from those estimated if these assumptions prove inaccurate.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the matters discussed in the Overview to this Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the matters set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                        PENWEST PHARMACEUTICALS CO.

Date: May 14, 1999                           By: /s/ Tod R. Hamachek
                                             Tod R. Hamachek
                                             Chairman of the Board and Chief
                                             Executive Officer



                                  EXHIBIT INDEX

     EXHIBIT NUMBER                        DESCRIPTION
     --------------                        -----------

           27            Financial Data Schedule

           99 Pages 34 through 44 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).