Form 10-Q
period 1999-06-30
PENWEST PHARMACEUTICALS CO
filed 1999-08-16
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


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

                             Yes [X]         No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1999.

                 Class                                   Outstanding
     -----------------------------                       -----------
     Common stock, par value $.001                        11,118,583

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.       Financial Information

    Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets...................................  3

              Consolidated Statements of Operations.........................  4

              Condensed Consolidated Statements of Cash Flows...............  5

              Notes to Condensed Consolidated Financial Statements..........  6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  9

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk.... 14

Part II.      Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders........... 15

    Item 6.   Exhibits and Reports on Form 8-K.............................. 15

Signature................................................................... 16

Exhibit Index............................................................... 16

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                           PENWEST PHARMACEUTICALS CO.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                 JUNE 30,           DECEMBER 31,
                                                                   1999                1998
                                                                 --------           -----------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $    467            $  1,476
  Trade accounts receivable, net                                    5,440               4,381
  Inventories:
    Raw materials and other                                         1,225               1,365
    Finished goods                                                  5,973               7,439
                                                                 --------            --------
                                                                    7,198               8,804
   Prepaid expenses and other current assets                          496                 572
   Deferred income taxes                                              356                 356
                                                                 --------            --------
     Total current assets                                          13,957              15,589

Fixed assets, net                                                  19,514              20,822
Other assets                                                        4,738               4,671
                                                                 --------            --------
     Total assets                                                $ 38,209            $ 41,082
                                                                 ========            ========

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $  5,269            $  5,405
   Taxes payable                                                      351                 336
   Loans payable                                                    3,400               2,200
                                                                 --------            --------
     Total current liabilities                                      9,020               7,941
Deferred income taxes                                                 747                 932
Other long-term liabilities                                         2,245               2,177
                                                                 --------            --------
     Total liabilities                                             12,012              11,050

Shareholders' equity:
  Preferred stock, par value $.001, authorized
   1,000,000 shares, none outstanding
  Common stock, par value $.001, authorized 39,000,000
   shares, issued and outstanding 11,104,816 shares and
   11,043,331 shares                                                   11                  11
  Additional paid-in capital                                       59,431              59,025
  Accumulated deficit                                             (32,279)            (28,478)
  Accumulated other comprehensive loss                               (966)               (526)
                                                                 --------            --------
     Total shareholders' equity                                    26,197              30,032
                                                                 --------            --------
     Total liabilities and shareholders' equity                  $ 38,209            $ 41,082
                                                                 ========            ========





     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                            1999          1998
                                                          -------       -------
                                                               (UNAUDITED)

Revenues
  Product sales                                           $ 8,274       $ 7,488
  Royalties and licensing fees                                 70            68
                                                          -------       -------
    Total revenues                                          8,344         7,556
Cost of product sales                                       5,853         5,348
                                                          -------       -------
    Gross profit                                            2,491         2,208
Operating expenses
  Selling, general and administrative                       2,955         2,670
  Research and product development                          1,762         1,458
                                                          -------       -------
    Total operating expenses                                4,717         4,128
                                                          -------       -------
Loss from operations                                       (2,226)       (1,920)
Interest expense                                               70            --
                                                          -------       -------
Loss before income taxes                                   (2,296)       (1,920)
Income tax expense (benefit)                                  (36)           66
                                                          -------       -------
Net loss                                                  $(2,260)      $(1,986)
                                                          =======       =======

Basic and diluted net loss per share                      $ (0.20)      $ (0.18)
                                                          =======       =======

Weighted average shares of common stock outstanding        11,104        11,037
                                                          =======       =======


                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                            1999          1998
                                                          -------       -------
                                                               (UNAUDITED)

Revenues
  Product sales                                           $18,011       $15,249
  Royalties and licensing fees                                150            93
                                                          -------       -------
    Total revenues                                         18,161        15,342
Cost of product sales                                      12,797        11,264
                                                          -------       -------
    Gross profit                                            5,364         4,078
Operating expenses
  Selling, general and administrative                       5,551         5,027
  Research and product development                          3,499         2,663
                                                          -------       -------
    Total operating expenses                                9,050         7,690
                                                          -------       -------
Loss from operations                                       (3,686)       (3,612)
Interest expense                                              134            --
                                                          -------       -------
Loss before income taxes                                   (3,820)       (3,612)
Income tax expense (benefit)                                  (19)          404
                                                          -------       -------
Net loss                                                  $(3,801)      $(4,016)
                                                          =======       =======

Basic and diluted net loss per share                      $ (0.34)      $ (0.36)
                                                          =======       =======

Weighted average shares of common stock outstanding        11,079        11,037
                                                          =======       =======




     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)


                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                            1999          1998
                                                          -------       -------
                                                               (UNAUDITED)

Net cash used in operating activities                     $(2,124)      $(3,634)
Investing activities:
  Acquisitions of fixed assets, net                          (246)         (951)
  Other                                                      (145)         (125)
                                                          -------       -------
Net cash used in investing activities                        (391)       (1,076)
Financing activities:
  Borrowings from credit facility                           4,800            --
  Repayments of credit facility                            (3,600)           --
  Issuance of common stock                                    407            --
  Increase in payable to Penford                               --         4,676
                                                          -------       -------
Net cash provided by financing activities                   1,607         4,676
Effect of exchange rate changes on cash and cash
  equivalents                                                (101)           (4)
                                                          -------       -------
Net decrease in cash and cash equivalents                  (1,009)          (38)
Cash and cash equivalents at beginning of period            1,476           938
                                                          -------       -------
Cash and cash equivalents at end of period                $   467       $   900
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

           The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company.

2.   BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Penwest Pharmaceuticals Co.'s Annual Report on Form 10-K for the year ended December 31, 1998.

           Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations.

3.   INCOME TAXES

           The effective tax rates for the three month and six month periods ended June 30, 1999 were a benefit of 2% and 1%, respectively. The effective rates are lower than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes. The effective tax rates for the three month and six month periods ended June 30, 1998 were expenses of 3% and 11%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) for which Penwest was not reimbursed, temporary differences resulting from accelerated depreciation reversing when losses are not expected to be available and foreign income taxes.

4.   COMPREHENSIVE LOSS

           As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's Net loss or Shareholders' equity.

     The components of comprehensive loss, for the three-month and six-month periods ended June 30, 1999 and 1998 are as follows:

                                                      THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                         1999             1998               1999              1998
                                                       -------          -------            -------           -------
                                                       (IN THOUSANDS OF DOLLARS)           (IN THOUSANDS OF DOLLARS)

     Net loss                                          $(2,260)          $(1,986)          $(3,801)          $(4,016)
     Foreign currency translation adjustments             (157)              147              (440)               71
                                                       -------           -------           -------           -------

     Comprehensive loss                                $(2,417)          $(1,839)          $(4,241)          $(3,945)
                                                       =======           =======           =======           =======

           Accumulated other comprehensive loss equals the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.

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

           In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to law, based primarily on the arguments stated in its citizen's petition. Mylan and the Company intervened as defendants in this suit. In April 1998 the District Court of the District of Columbia rejected Pfizer's claim, and in May 1998, Pfizer appealed the District Court's decision. In July 1999, the US Court of Appeals for the District of Columbia ruled that the lawsuit was premature and that the courts won't consider lawsuits against an administrative agency until the FDA gives final clearance to the product. There can be no assurance that the FDA, Mylan and the Company will prevail in this litigation. An outcome in this litigation adverse to Mylan and the Company would result in Mylan being required to file a suitability petition in order to maintain the ANDA filing or to file an NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes

     Nifedipine XL would not be deemed to be therapeutically equivalent to the referenced branded drug, would not be fully substitutable for the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. Any such failure would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL, which would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

8.   STOCK OPTIONS

           During the six months ended June 30, 1999, options to purchase 61,485 shares were exercised, options to purchase 70,000 shares were granted and options to purchase 393,375 shares were canceled under the Company's stock option plans.

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

     The Company's principal development focus to date has been the development of controlled release drugs based on the TIMERx technology. The Company's collaborator, Leiras Oy ("Leiras"), received marketing approval in Finland for Cystrin CR (oxybutynin), a TIMERx formulation for the treatment of urge urinary incontinence in October 1997 and began marketing the product in Finland in January 1998. In addition, the Company's collaborator, Sanofi Winthrop International S.A. ("Sanofi"), received marketing approval in the United Kingdom in November 1998 for Slofedipine XL, a controlled release version of nifedipine utilizing Penwest's TIMERx technology for the treatment of angina. In May 1997, the Company's collaborator, Mylan Laboratories ("Mylan"), filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, the first generic version of Procardia XL. Subsequent to the filing of Mylan's ANDA, Bayer AG ("Bayer") and Pfizer, Inc. ("Pfizer") sued Mylan alleging patent infringement and Pfizer sued the FDA claiming that the FDA's acceptance of Mylan's ANDA filing was contrary to law. Pfizer's claim against the FDA was rejected by a district court in April 1998 and in May 1998 Pfizer appealed the district court's decision. In July 1999, the US Court of Appeals for the District of Columbia ruled that the lawsuit was premature and that the courts wouldn't consider the lawsuit until the FDA gives final clearance to the product. In March 1999, Mylan was notified by the FDA that the ANDA for 30 mg dosage strength of Nifedipine XL had received tentative approval. However, the Company does not expect that final marketing approval will be granted until certain legal issues surrounding the patent dispute between Mylan and Bayer and Pfizer have been resolved. There can be no assurance that Mylan or the FDA will prevail in these matters or that they will continue to contest these matters. An unfavorable outcome or protracted litigation with respect to either of these matters would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has incurred net losses since 1994. As of June 30, 1999, the Company's accumulated deficit was approximately $32.3 million. The Company expects net losses to continue at least into early 2000. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

     The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients and on variations in payments under the Company's collaborative agreements, including payments upon the achievement of specified milestones. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.

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

RESULTS OF OPERATIONS

     Three Months Ended June 30, 1999 and 1998

     Total revenues increased 10.4% for the three months ended June 30, 1999 to $8.3 million from $7.6 million for the three months ended June 30, 1998. Product sales increased to $8.3 million for the three months ended June 30, 1999 compared to $7.5 million for the three months ended June 30, 1998, representing an increase of 10.5%. The increase in product sales was primarily due to increased sales volumes of Emcocel(R). This increase in sales of Emcocel was due to two new large pharmaceutical customers which came on line throughout the first quarter of 1999 as well as increased sales to existing customers.

     Gross profit increased to $2.5 million, or 29.9% of total revenues for the three months ended June 30, 1999 from $2.2 million, or 29.2% of total revenues for the three months ended June 30, 1998. The increase in gross profit percentage was primarily due to increasing margins on Emcocel products due to volume manufacturing efficiencies.

     Selling, general and administrative expenses increased by 10.7% for the three months ended June 30, 1999 to $3.0 million from $2.7 million for the three months ended June 30, 1998. The increase in 1999 was primarily due to compensation expenses related to the employment of additional personnel and additional costs including professional fees associated with being a publicly-held Company.

     Research and development expenses increased by 20.9% for the three months ended June 30, 1999 to $1.8 million from $1.5 million for the three months ended June 30, 1998. This increase was primarily due to increased spending under the Company's collaborative agreement with Endo.

     The effective tax rate for the three month period ended June 30, 1999 was a benefit of 2%. The effective rate is lower than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes. The effective tax rate for the three month period ended June 30, 1998 was 3% (expense) which is higher than the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) for which Penwest was not reimbursed, temporary differences resulting from accelerated depreciation reversing when losses are not expected to be available and foreign income taxes.

           Six months ended June 30, 1999 and 1998

Total revenues increased 18.4% for the six months ended June 30, 1999 to $18.2 million from $15.3 million for the six months ended June 30, 1998. Product sales increased to $18.0 million for the six months ended June 30, 1999 compared to $15.2 million for the six months ended June 30, 1998, representing an increase of 18.1%. The increase in product sales was primarily due to increased sales volumes of Emcocel. This increase in sales of Emcocel was primarily due to two new large pharmaceutical customers which came on line throughout the first quarter.

     Gross profit increased to $5.4 million or 29.5% of total revenues for the six months ended June 30, 1999 from $4.1 million, or 26.6% of total revenues for the six months ended June 30, 1998. The increase in gross profit percentage was partly due to increasing margins on Emcocel products due to volume manufacturing efficiencies, as well as increased sales of formulated TIMERx, which have overall higher margins.

     Selling, general and administrative expenses increased by 10.4% for the six months ended June 30, 1999 to $5.6 million from $5.0 million for the six months ended June 30, 1998. The increase in 1999 was primarily due to compensation expenses related to the employment of additional personnel and additional costs including professional fees associated with being a publicly-held Company.

     Research and development expenses increased by 31.4% for the six months ended June 30, 1999 to $3.5 million from $2.7 million for the six months ended June 30, 1998. This increase was primarily due to increased spending under the Company's collaborative agreement with Endo.

     The effective tax rate for the six month period ended June 30, 1999 was a benefit of 1%. The effective rate is lower than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes. The effective tax rate for the six month period ended June 30, 1998 was 11% (expense) which is higher than the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) for which Penwest was not reimbursed, temporary differences resulting from accelerated depreciation reversing when losses are not expected to be available and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Distribution Date, the Company received intercompany advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which aggregated to $50.9 million. On the Distribution Date, Penford contributed the outstanding intercompany indebtedness and certain other assets and liabilities to the capital of the Company. Since the Distribution Date, the Company funded its operations and capital expenditures from cash from operations and advances under a credit facility. The Company has an available credit facility which is a revolving loan facility of $15.0 million of unsecured financing (the "Credit Facility"). On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, through the period ending August 31, 2000, it will guarantee the Company indebtedness under the Credit Facility. LIBOR Advances (available in multiples of $1,000,000 for 1, 2 or 3 month LIBOR periods) under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. Base Rate Advances (as defined under the Credit Facility) (available in minimum amounts of $100,000) bear interest at the Bank's Alternate Base Rate (as defined under the Credit Facility). The Credit Facility also requires commitment fees to be paid at .325% on unused portions of the commitment amount.

     The Credit Facility contains a number of non-financial covenants that are applicable to Penwest including, without limitation, restrictions on the incurrence of additional debt and on the payment of dividends. Any breach of these covenants by the Company would constitute a default by the Company under the Credit Facility. In addition, the Credit Facility provides that a breach by Penford of its guarantee of the Company's indebtedness under the Credit Facility or the occurrence of a default under any credit agreement with Penford under which the lender is either the sole or a participating lender, including without limitation, an event of default arising from the failure of Penford to satisfy certain financial conditions requiring, among other things, the maintenance of a minimum net worth and of certain financial ratios, would constitute a default by the Company under the Credit Facility. Accordingly, the Company is substantially dependent on Penford in order to access and maintain the Credit Facility. Any default under the Credit Facility would have a material adverse effect on the Company's business, financial condition and result of operations. Although Penford has guaranteed the Company's indebtedness under the Credit Facility, in no other respects is Penford providing financial support to the Company.

     As of June 30, 1999, the Company had cash and cash equivalents of $467,000 and $3.4 million of outstanding borrowings under the Credit Facility. The Company has no committed sources of capital other than the Credit Facility and no indebtedness to any third or related parties other than under the Credit Facility. As of June 30, 1999, the Company did not have any material commitments for capital expenditures. The Company has entered into a strategic alliance agreement with Endo and the Company expects to expend approximately $7 million, primarily in 1999, 2000 and early 2001 on the development of a drug. The Company expects to rely on funds available under the Credit Facility and cash from operations to fund expenditures. However, the Company may be required to raise additional funds to continue its development activities under the Endo agreement. However, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

     The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the periods as well as significantly higher trade receivables over December 31, 1998. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks.

     The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least early 2000. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's traditional excipients; (v) the costs to the Company of bioequivalence studies for the Company's products; (vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and (vii) the development of manufacturing, marketing and sales capabilities. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and contingency planning. The Company has completed 100% of its overall assessment of programs, hardware or other equipment that could be significantly affected by the Year 2000. The assessment indicates that most of the Company's significant information technology systems will not be affected. The Company recently installed a new integrated computer system for all domestic operations that is Year 2000 compliant. The underlying hardware is also Year 2000 compliant according to vendor certification. The assessment of the Company's North American manufacturing facility is complete, and the required remediation was completed in July 1999. The Company's international information technology system primarily consists of personal computers, some of which required replacement, which was completed in May 1999. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) in Nastola, Finland, which produce the Company's European Emcocel products, are Year 2000 non-compliant. However, the software that is expected to correct this problem will be installed by December 1999. A failure in this plant could cause disruption to the operations at the Finnish plant, which could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

     The Company has also begun the remediation and testing phases with respect to the Year 2000 issues it has identified relating to its information technology systems. The Company has completed approximately 90% of the required remediation and expects to complete replacement of all non-compliant equipment no later than September 1999. The Company also must complete testing of its software and hardware systems to ensure compliance. The Company estimates that it has tested approximately 60% of such systems and expects completion of the testing phase for all significant systems by September 1999.

     The Company does not have any system interfaces with third party vendors, manufacturers or customers. The Company is in the process of identifying and obtaining documentation from its significant suppliers and subcontractors who do not share information systems with the Company to determine the extent to which such suppliers and subcontractors will be affected by any significant Year 2000 issues. The Company estimates that it is 90% complete with this process. The Company is also in the process of communicating with its significant customers. To date, the Company is not aware of any supplier, manufacturer, subcontractor or significant customers with a Year 2000 issue that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company has sent correspondence to all of its major suppliers, subcontractors and manufacturers and has received approximately 90% of the responses back.

     There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

     The costs of the Company's worldwide Year 2000 compliance efforts are being funded with cash flows from operations as well as the Company's Credit Facility. Based upon the near-complete assessment efforts to date, the Company does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. In this regard, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. For example, the Company recently installed a computer system, which was purchased and installed irrespective of Year 2000 compliance and cost approximately $4.0 million. The Company expects to incur total worldwide costs of less than $100,000 to become Year 2000 compliant on its hardware, software and operating equipment.

     The Company does not presently believe that the Year 2000 issue will pose significant operational problems. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected on a timely basis with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows or adversely affect the Company's relationships with customers, suppliers or others.

     The Company has not yet developed a contingency plan for dealing with operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company or certain third parties to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Year 2000 compliance and to establish a contingency plan in the event of such failure by October 1999.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the matters discussed in the Overview to Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the matters set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II. -- OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 2, 1999, the following proposals were adopted by the vote specified below:

         a.   Election of Class II directors for a term of three years:

                                   FOR         FOR %      WITHHOLD    WITHHOLD %
                                   ---------   -----      --------    ----------

              Jere E. Goyan        9,887,687   89.05%     16,570      .15%
              Anne M. VanLent      9,887,540   89.05%     16,717      .15%

              The following directors did not stand for reelection as their terms in office continued after the Annual Meeting: Tod R. Hamachek, Robert Hennessey, John N. Staniforth, Paul E. Freiman, Rolf H. Henel and N. Stewart Rogers.

         b. Ratification of selection of Ernst & Young LLP as independent auditors of the Company for the current year:

                                   FOR         AGAINST    ABSTAIN
                                   ---------   -------    -------

                                   9,879,258   12,774     12,225

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

                                    PENWEST PHARMACEUTICALS CO.


Date: August 13, 1999                  By: /s/ Tod R. Hamachek
                                       Tod R. Hamachek
                                       Chairman of the Board and Chief Executive
                                       Officer




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