Form 10-Q
period 1999-09-30
PENWEST PHARMACEUTICALS CO
filed 1999-11-15
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________


                          Commission File No. 000-23467


                           PENWEST PHARMACEUTICALS CO.
             (Exact name of registrant as specified in its charter)

                 Washington                             91-1513032
          ------------------------         ------------------------------------
          (State of Incorporation)         (I.R.S. Employer Identification No.)

        2981 Route 22, Patterson, NY                    12563-9970
  ----------------------------------------              ----------
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

                                Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999.

                     Class                                  Outstanding
         -----------------------------                      -----------
         Common stock, par value $.001                       11,127,958

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

Part I.     Financial Information

    Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets............................ 3

            Condensed Consolidated Statements of Operations.................. 4

            Condensed Consolidated Statements of Cash Flows.................. 5

            Notes to Condensed Consolidated Financial Statements............. 6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 9

    Item 3. Quantitative and Qualitative Disclosures About Market Risk       14

Part II.    Other Information

    Item 6. Exhibits and Reports on Form 8-K.................................15

Signature....................................................................16

Exhibit Index................................................................16

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1999           1998
                                                     -------------  ------------
                                                      (UNAUDITED)     (NOTE 2)
ASSETS
Current assets:
  Cash and cash equivalents                             $   443       $ 1,476
  Trade accounts receivable, net                          6,230         4,381
  Inventories:
    Raw materials and other                               1,036         1,365
    Finished goods                                        6,039         7,439
                                                        -------       -------
                                                          7,075         8,804
   Prepaid expenses and other current assets                669           572
   Deferred income taxes                                    356           356
                                                        -------       -------
     Total current assets                                14,773        15,589

Fixed assets, net                                        18,985        20,822
Other assets                                              4,830         4,671
                                                        -------       -------
     Total assets                                       $38,588       $41,082
                                                        =======       =======

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
   Accounts payable and accrued expenses                $ 5,458       $ 5,405
   Taxes payable                                            330           336
   Loans payable                                          5,200         2,200
                                                        -------       -------
     Total current liabilities                           10,988         7,941
Deferred income taxes                                       669           932
Other long-term liabilities                               2,295         2,177
                                                        -------       -------
     Total liabilities                                   13,952        11,050

Shareholders' equity:
  Preferred stock, par value $.001, authorized
   1,000,000 shares, none outstanding
  Common stock, par value $.001, authorized 39,000,000
   shares, issued and outstanding 11,127,958 shares in
   1999 and 11,043,331 shares in 1998                        11            11
  Additional paid-in capital                             59,583        59,025
  Accumulated deficit                                   (34,156)      (28,478)
  Accumulated other comprehensive loss                     (802)         (526)
                                                        -------       -------
     Total shareholders' equity                          24,636        30,032
                                                        -------       -------
     Total liabilities and shareholders' equity         $38,588       $41,082
                                                        =======       =======




     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                       THREE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                 ------------------------
                                                  1999             1998
                                                 -------          -------
                                                        (UNAUDITED)
Revenues
  Product sales                                  $ 9,457          $ 6,180
  Royalties and licensing fees                       264               50
                                                 -------          -------
    Total revenues                                 9,721            6,230
Cost of product sales                              6,611            4,591
                                                 -------          -------
    Gross profit                                   3,110            1,639
Operating expenses
  Selling, general and administrative              3,151            2,850
  Research and product development                 1,754            1,375
                                                 -------          -------
    Total operating expenses                       4,905            4,225
                                                 -------          -------
Loss from operations                              (1,795)          (2,586)
Interest expense                                      92               15
                                                 -------          -------
Loss before income taxes                          (1,887)          (2,601)
Income tax benefit                                   (10)            (329)
                                                 -------          -------
Net loss                                         $(1,877)         $(2,272)
                                                 =======          =======

Basic and diluted net loss per share             $ (0.17)         $ (0.21)
                                                 =======          =======

Weighted average shares of common stock           11,121           11,037
outstanding                                      =======          =======


                                                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                 ------------------------
                                                  1999             1998
                                                 -------          -------
                                                        (UNAUDITED)
Revenues
  Product sales                                  $27,468          $21,429
  Royalties and licensing fees                       414              143
                                                 -------          -------
    Total revenues                                27,882           21,572
Cost of product sales                             19,409           15,855
                                                 -------          -------
    Gross profit                                   8,473            5,717
Operating expenses
  Selling, general and administrative              8,701            7,877
  Research and product development                 5,253            4,038
                                                 -------          -------
    Total operating expenses                      13,954           11,915
                                                 -------          -------
Loss from operations                              (5,481)          (6,198)
Interest expense                                     226               15
                                                 -------          -------
Loss before income taxes                          (5,707)          (6,213)
Income tax (benefit) expense                         (29)              75
                                                 -------          -------
Net loss                                         $(5,678)         $(6,288)
                                                 =======          =======

Basic and diluted net loss per share             $ (0.51)         $ (0.57)
                                                 =======          =======

Weighted average shares of common stock           11,094           11,037
outstanding                                      =======          =======




     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)



                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                                         -------------------
                                                          1999         1998
                                                         -------     -------
                                                             (UNAUDITED)

Net cash used in operating activities                    $(3,696)    $(3,966)
Investing activities:
  Acquisitions of fixed assets, net                         (401)     (2,015)
  Other                                                     (299)         29
                                                         -------     -------
Net cash used in investing activities                       (700)     (1,986)
Financing activities:
  Borrowings from credit facility                          8,200          --
  Repayments of credit facility                           (5,200)         --
  Issuance of common stock                                   445          --
  Increase in payable to Penford                              --       6,105
                                                         -------     -------
Net cash provided by financing activities                  3,445       6,105
Effect of exchange rate changes on cash and cash
  equivalents                                                (82)         46
                                                         -------     -------
Net (decrease) increase  in cash and cash equivalents     (1,033)        199
Cash and cash equivalents at beginning of period           1,476         938
                                                         -------     -------
Cash and cash equivalents at end of period               $   443     $ 1,137
                                                         =======     =======



     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS

         Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel oral drug delivery products and technologies. Based on its extensive expertise in developing and manufacturing tableting ingredients for the pharmaceutical industry, the Company has developed TIMERx, a proprietary controlled release drug delivery technology and PROSOLV SMCC(R) ("PROSOLV"), another drug delivery technology which improves the performance characteristics of tablets. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations.

3.  INCOME TAXES

         The effective tax rate for each of the three month and nine month periods ended September 30, 1999 was a benefit of 1%. The effective rate is lower than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes. The effective tax rates for the three month and nine month periods ended September 30, 1998 were a 13% benefit and a 1% expense, respectively. The effective rates differ from the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) through August 31, 1998 for which Penwest was not reimbursed, and state and foreign income taxes.

4.  COMPREHENSIVE LOSS

         As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's Net loss or Shareholders' equity.

    The components of comprehensive loss, for the three-month and nine-month periods ended September 30, 1999 and 1998 are as follows:

                                            THREE MONTHS ENDED SEPTEMBER 30  NINE MONTHS ENDED SEPTEMBER 30
                                                  1999         1998                1999          1998
                                                  ----         ----                ----          ----
                                             (IN THOUSANDS OF DOLLARS)        (IN THOUSANDS OF DOLLARS)

Net loss                                        $(1,877)     $(2,272)            $(5,678)      $(6,288)
Foreign currency translation adjustments            164          200                (276)          271
                                                -------      -------             -------       -------

Comprehensive loss                              $(1,713)     $(2,072)            $(5,954)      $(6,017)
                                                =======      =======             =======       =======

         Accumulated other comprehensive loss equals the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.


5.  CONTINGENCIES

         In May 1997, one of the Company's collaborators, Mylan Pharmaceuticals, Inc. ("Mylan") filed an Abbreviated New Drug Application ("ANDA") with the U.S. Food and Drug Administration ("FDA") for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG ("Bayer") and ALZA Corporation ("ALZA") own patents listed for Procardia XL (the last of which expires in 2010). Pfizer, Inc. ("Pfizer") is the sponsor of the New Drug Application ("NDA") and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe upon these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. The Company has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the Waxman-Hatch Act, and there can be no assurance that ALZA will not sue Mylan for patent infringement or take any other actions with respect to such notice. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. However, there can be no assurance that Mylan will prevail in this litigation or that it will continue to contest the lawsuit. An unfavorable outcome or protracted litigation for Mylan would materially adversely affect the Company's business, financial condition, cash flows and results of operations. Delays in the commercialization of Nifedipine XL could also occur because although the FDA granted tentative approval, it will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (December 9, 1999) (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner. Once the FDA grants final marketing approval, it will be Mylan's decision when to actually launch this product.

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

         In connection with the Distribution, the Company and Penford have entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions which were required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under its credit facility; (ii) a Services Agreement pursuant to which Penford continued on an interim basis to provide specified services to the Company until June 30, 1999 or until Penwest no longer needed the services, of which costs were charged to the Company on an actual or allocated basis, plus a specified profit percentage (Significant services are no longer provided to the Company by Penford.); (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities; (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and (v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities were incurred by Penwest related to the Penford defined benefit plan.

         On August 31, 1998, in connection with the separation of its pharmaceutical business, Penford contributed to the capital of the Company all existing inter-company indebtedness of the Company which approximated $50.9 million.

8.   STOCK OPTIONS

         During the nine months ended September 30, 1999, options to purchase 61,485 shares were exercised, options to purchase 230,000 shares were granted and options to purchase 57,076 shares were canceled under the Company's stock option plans.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Penwest Pharmaceuticals Co. is engaged in the research, development and commercialization of novel oral drug delivery technologies. The Company has extensive experience in developing and manufacturing tableting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. On August 31, 1998 (the "Distribution Date"), Penwest became an independent, publicly owned company when Penford, the Company's former parent, distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's common stock for every two shares of Penford common stock held by them.

    The Company's principal development focus to date has been the development of controlled release drugs based on the TIMERx technology. The Company's collaborator, Leiras Oy ("Leiras"), received marketing approval in Finland for Cystrin CR (oxybutynin), a TIMERx formulation for the treatment of urge urinary incontinence in October 1997 and began marketing the product in Finland in January 1998. In addition, the Company's collaborator, Sanofi Winthrop International S.A. ("Sanofi"), received marketing approval in the United Kingdom and began marketing the product in November 1998 for Slofedipine XL, a controlled release version of nifedipine utilizing Penwest's TIMERx technology for the treatment of angina. In May 1997, the Company's collaborator, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, the first generic version of Procardia XL. Subsequent to the filing of Mylan's ANDA, Bayer and Pfizer sued Mylan alleging patent infringement and Pfizer sued the FDA claiming that the FDA's acceptance of Mylan's ANDA filing was contrary to law. Pfizer's claim against the FDA was rejected by a district court in April 1998 and in May 1998 Pfizer appealed the district court's decision. In July 1999, the US Court of Appeals for the District of Columbia ruled that the lawsuit was premature and that the courts wouldn't consider the lawsuit until the FDA gives final clearance to the product. In March 1999, Mylan was notified by the FDA that the ANDA for 30 mg dosage strength of Nifedipine XL had received tentative approval. However, the Company does not expect that final marketing approval will be granted until certain legal issues surrounding the patent dispute between Mylan and Bayer and Pfizer have been resolved, or upon the expiration of the thirty-month clock on December 9, 1999, whichever comes sooner. Upon receiving final marketing approval, it will be Mylan's decision as to when the product will actually be launched. There can be no assurance that Mylan or the FDA will prevail in these matters or that they will continue to contest these matters. An unfavorable outcome or protracted litigation with respect to either of these matters would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is a party to collaborative agreements with Mylan, Leiras, Sanofi, Horizon Pharmaceuticals, Inc. ("Horizon") and Endo Pharmaceuticals, Inc. ("Endo") with respect to the development and commercialization of TIMERx controlled release products. Under these collaborative agreements, the Company's collaborators are generally responsible for conducting full scale bioequivalence studies and clinical trials, preparing and submitting all regulatory applications and submissions and manufacturing, marketing and selling the TIMERx controlled release products. There can be no assurance that the Company's collaborations will be commercially successful. The Company cannot control the amount and timing of resources which its collaborators devote to the Company's programs or potential products. If any of the Company's collaborators breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the development and commercialization of product candidates would either be terminated or delayed, or the Company would be required to undertake product development and commercialization activities on its own and at its own expense, which would increase the Company's capital requirements or require the Company to limit the scope of its development and commercialization activities.

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

    The Company has incurred net losses since 1994. As of September 30, 1999, the Company's accumulated deficit was approximately $34.2 million. The Company expects net losses to continue into 2000. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its other pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

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

RESULTS OF OPERATIONS

    Three Months Ended September 30, 1999 and 1998

    Total revenues increased 56.0% for the three months ended September 30, 1999 to $9.7 million from $6.2 million for the three months ended September 30, 1998. Product sales increased to $9.5 million for the three months ended September 30, 1999 compared to $6.2 million for the three months ended September 30, 1998, representing an increase of 53.0%. The increase in product sales was primarily due to increased sales volumes of Emcocel(R), as well as increased sales of PROSOLV.

     Gross profit increased to $3.1 million, or 32.0% of total revenues for the three months ended September 30, 1999 from $1.6 million, or 26.3% of total revenues for the three months ended September 30, 1998. The increase in gross profit percentage was primarily due to increasing margins on Emcocel products due to volume-based manufacturing efficiencies, in addition to increased sales of higher-margin PROSOLV and increased development revenues under the Company's collaborative agreements (with respect to the development and commercialization of TIMERx controlled release products).

    Selling, general and administrative expenses increased by 10.6% for the three months ended September 30, 1999 to $3.2 million from $2.9 million for the three months ended September 30, 1998. The increase in 1999 was partially due to compensation related expenses, including costs related to the additions of a vice president of marketing and a business development director, and other costs including professional fees.

    Research and development expenses increased by 27.6% for the three months ended September 30, 1999 to $1.8 million from $1.4 million for the three months ended September 30, 1998. This increase was primarily due to increased spending under the Company's collaborative agreement with Endo.

    The effective tax rate for the three month period ended September 30, 1999 was a benefit of 1%. The effective rate is lower than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes. The effective tax rate for the three month period ended September 30, 1998 was a benefit of 13% which is lower than the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) through August 31, 1998 for which Penwest was not reimbursed, and state and foreign income taxes.

    Nine months ended September 30, 1999 and 1998

    Total revenues increased 29.3% for the nine months ended September 30, 1999 to $27.9 million from $21.6 million for the nine months ended September 30, 1998. Product sales increased to $27.5 million for the nine months ended September 30, 1999 compared to $21.4 million for the nine months ended September 30, 1998, representing an increase of 28.2%. The increase in product sales was primarily due to increased sales volumes of Emcocel, as well as increased sales of PROSOLV. This increase in sales of Emcocel was primarily due to the addition of two new large pharmaceutical customers during the first quarter.

    Gross profit increased to $8.5 million or 30.4% of total revenues for the nine months ended September 30, 1999 from $5.7 million, or 26.5% of total revenues for the nine months ended September 30, 1998. The increase in gross profit percentage was partly due to increasing margins on Emcocel products due to volume-based manufacturing efficiencies, increased sales of PROSOLV and formulated TIMERx, which have higher margins, as well as increased development revenues under collaborative agreements utilizing the TIMERx technology.

    Selling, general and administrative expenses increased by 10.5% for the nine months ended September 30, 1999 to $8.7 million from $7.9 million for the nine months ended September 30, 1998. The increase in 1999 was primarily due to compensation expenses related to the employment of additional personnel including the additions of a vice president of marketing and a business development director, and other costs including professional fees associated with being a publicly-held Company.

    Research and development expenses increased by 30.1% for the nine months ended September 30, 1999 to $5.3 million from $4.0 million for the nine months ended September 30, 1998. This increase was primarily due to increased spending under the Company's collaborative agreement with Endo.

    The effective tax rate for the nine month period ended September 30, 1999 was a benefit of 1%. The effective rate is lower than the federal statutory rate of a 34% benefit due primarily to a valuation allowance on deferred tax assets relating to the Company's net operating loss as well as state and foreign income taxes. The effective tax rate for the nine month period ended September 30, 1998 was 1% (expense) which differs from the federal statutory rate of a 34% benefit due primarily to the effect of tax benefits utilized by Penford Corporation (the Company's former parent company) through August 31, 1998 for which Penwest was not reimbursed, and state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Distribution, the Company received intercompany advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which aggregated to $50.9 million. Upon the Distribution, Penford contributed the outstanding intercompany indebtedness and certain other assets and liabilities to the capital of the Company. Since the Distribution, the Company has funded its operations and capital expenditures from cash from operations and advances under a credit facility. The Company has an available credit facility which is a revolving loan facility of $15.0 million of unsecured financing (the "Credit Facility"). On August 31, 2000, all outstanding amounts under the Credit Facility will become automatically due and payable. Penford has agreed that, through the period ending August 31, 2000, it will guarantee the Company's indebtedness under the Credit Facility. LIBOR Advances (available in multiples of $1,000,000 for 1, 2 or 3 month LIBOR periods) under the Credit Facility bear interest at a rate equal to LIBOR, plus 1.25%. Base Rate Advances (as defined under the Credit Facility) (available in minimum amounts of $100,000) bear interest at the Bank's Alternate Base Rate (as defined under the Credit Facility). The Credit Facility also requires commitment fees to be paid at .325% on unused portions of the commitment amount.

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

    As of September 30, 1999, the Company had cash and cash equivalents of $443,000 and $5.2 million of outstanding borrowings under the Credit Facility. The Company has no committed sources of capital other than the Credit Facility and no indebtedness to any third or related parties other than under the Credit Facility. As of September 30, 1999, the Company did not have any material commitments for capital expenditures. The Company has entered into a strategic alliance agreement with Endo and the Company expects to expend an additional $7 million, primarily in 2000 and 2001 on the development of a drug. The Company expects to rely on funds available under the Credit Facility and cash from operations to fund expenditures. However, the Company may be required to raise additional funds to continue its development activities under the Endo agreement. However, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

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

    The Company anticipates that its existing capital resources, together with the funds available under the Credit Facility and internally generated funds, will enable it to maintain currently planned operations through at least August 2000. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's traditional excipients; (v) the costs to the Company of bioequivalence studies for the Company's products; (vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and (vii) the development of manufacturing, marketing and sales capabilities. There can be no assurance that the Company will be able to access the Credit Facility at such times as it desires or needs capital.

    The Company is currently pursuing financing alternatives to replace the Credit Facility. The alternatives may include various debt and equity financings. The Company anticipates that it will complete the financings prior to the expiration of the Credit Facility. There can be no assurance that such funds will be available on favorable terms, if at all. The Credit Facility restricts the incurrence of additional indebtedness by the Company and provides that the maximum amount available to Penwest under the Credit Facility, $15.0 million, will be reduced by the amount of any net proceeds from any financing conducted by the Company and that the Company will repay any outstanding amounts under the Credit Facility in excess of the new maximum amount. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to the Company's shareholders. If adequate funds are not available, the Company may be unable to comply with its obligations under its collaborative agreements, which could result in the termination of such collaborative agreements. In addition, the Company may be required to curtail operations significantly or obtain funds through entering into collaborative agreements on unfavorable terms. The Company's inability to raise capital would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and contingency planning. The Company has completed 100% of its overall assessment of programs, hardware or other equipment that could be significantly affected by the Year 2000. The assessment indicates that most of the Company's significant information technology systems will not be affected. The Company recently installed a new integrated computer system for all domestic operations that is Year 2000 compliant. The underlying hardware is also Year 2000 compliant according to vendor certification. The assessment of the Company's North American manufacturing facility is complete, and the required remediation was completed in July 1999. The Company's international information technology system primarily consists of personal computers, some of which required replacement, which was completed in May 1999. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) in Nastola, Finland, which produce the Company's European Emcocel products, are Year 2000 non-compliant. However, the software that is expected to correct this problem has been identified and is expected to be installed and operational by the end of November 1999. A failure in this plant could cause disruption to the operations at the Finnish plant, which could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

    Other than that noted above regarding its operating equipment at its Nastola facility, the Company has completed the remediation phase with respect to the Year 2000 issues it has identified relating to its information technology systems. In addition, the Company has completed its planned testing of all existing significant hardware and software systems to ensure compliance.


    None of the Company's significant systems interface with third party vendors, manufacturers or customers. The Company has completed its process of identifying and requesting documentation from its significant suppliers and subcontractors who do not share information systems with the Company to determine the extent to which such suppliers and subcontractors will be affected by any significant Year 2000 issues. The Company is also in the process of communicating with its significant customers. To date, the Company is not aware of any supplier, manufacturer, subcontractor or significant customers with a Year 2000 issue that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company has sent correspondence to all of its major suppliers, subcontractors and manufacturers and has received approximately 95% of the responses back.

    There can be no guarantee, however, that third parties of business importance to the Company will successfully and timely evaluate and address their own Year 2000 issues. The failure of any of these third parties to achieve Year 2000 compliance in a timely fashion could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

    The costs of the Company's worldwide Year 2000 compliance efforts are being funded with cash flows from operations as well as the Company's Credit Facility. Based upon the assessment efforts to date, the Company does not anticipate that the costs of becoming Year 2000 compliant will have a material adverse effect upon the Company's business, financial position, results of operations or cash flows. The Company does not expect that the costs of replacing or modifying the computer equipment and software will be substantially different, in the aggregate, from the normal, recurring costs incurred by the Company for systems development, implementation and maintenance in the ordinary course of business. The Company has incurred total worldwide costs of approximately $100,000 to become Year 2000 compliant on its hardware, software and operating equipment and anticipates that any remaining costs will not be significant.

    The Company does not presently believe that the Year 2000 issue will pose significant operational problems. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not affected on a timely and effective basis with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows or adversely affect the Company's relationships with customers, suppliers or others.

    Contingency planning is currently underway for dealing with operational problems and costs (including loss of revenues) that would be reasonably likely to result from failure by the Company or certain third parties to achieve Year 2000 compliance on a timely basis. The Company currently plans to complete its analysis of the problems and costs associated with the failure to achieve Year 2000 compliance and to complete its contingency plan in the event of such failure by December 1999.

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

                                       PENWEST PHARMACEUTICALS CO.


Date:   November 12, 1999                 By: /s/ Tod R. Hamachek
                                              Tod R. Hamachek
                                              Chairman of the Board and Chief
                                              Executive Officer




                                  EXHIBIT INDEX

     EXHIBIT NUMBER                         DESCRIPTION

           27             Financial Data Schedule

           99* Pages 34 through 44 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).


* Incorporated by reference from Exhibit 99 to the Company's quarterly report on Form 10-Q for the quarter-ended June 30, 1999.