Form 10-K
period 1999-12-31
PENWEST PHARMACEUTICALS CO
filed 2000-03-21
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                        Commission File Number 000-23467

                           PENWEST PHARMACEUTICALS CO.

             (Exact name of registrant as specified in its charter)

          Washington                                       91-1513032
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                 2981 Route 22
         Patterson, New York                                  12563-9970
    (Address of principal Executive Offices)                  (Zip Code)

    Registrant's telephone number, including area code:

                                 (914) 878-3414

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class               Name of each exchange of which registered
    None                                            None
    ----                                            ----

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

                       Yes   X      No

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


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 7, 2000 was approximately $224 million based on the closing price of $18.50 per share. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of March 7, 2000 was 12,552,950.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

GENERAL

    Penwest Pharmaceuticals Co. ("Penwest" or "the Company") is engaged in the research, development and commercialization of novel drug delivery technologies and has extensive expertise in developing and manufacturing excipient ingredients for the pharmaceutical industry. Based on this fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx (R) controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and ProSolv(R) a co-processing drug delivery technology platform. The Company had revenues, primarily from the sale of excipients, in 1999, 1998 and 1997 of $37.2 million, $29.0 million and $26.9 million, respectively.

TIMERX CONTROLLED RELEASE TECHNOLOGY

     The Company has developed the TIMERx delivery system, a novel drug delivery technology, to address the limitations of currently available oral controlled release delivery systems. The Company believes that the TIMERx system is a major advancement in oral drug delivery that represents the first easily-manufactured oral controlled release drug delivery system that is applicable to a wide variety of drug classes, including soluble drugs, insoluble drugs and drugs with a narrow therapeutic index. The Company is utilizing the TIMERx system to formulate generic versions of branded controlled release drugs, controlled release formulations of currently-marketed immediate release drugs and New Chemical Entities ("NCE's").

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

    Each of the TIMERx formulations developed by the Company to date has been developed under a collaborative arrangement with a pharmaceutical company. The Company's collaborator, Leiras OY, a Finnish subsidiary of Schering AG ("Leiras"), received marketing approval in Finland for Cystrin CR(R) , a controlled release version of oxybutynin utilizing Penwest's TIMERx technology for the treatment of urge urinary incontinence and began marketing the product in Finland in January 1998. The Company's collaborator, Sanofi Winthrop International S.A. ("Sanofi"), received marketing approval in the United Kingdom and began marketing the product in November, 1998 for Slofedipine XL, a controlled release version of nifedipine utilizing Penwest's TIMERx technology for the treatment of angina. The Company's collaborator, Mylan Pharmaceuticals Inc. ("Mylan"), received final marketing approval in December 1999 of an Abbreviated New Drug Application ("ANDA") from the U.S. Food and Drug Administration (the "FDA") for the first generic version of the 30 mg dosage strength of Procardia(R) XL (nifedipine), a leading cardiovascular drug for angina and hypertension.

    On March 2, 2000 Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage will be comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan has also agreed to purchase from the Company formulated bulk TimerX manufactured for Nifedipine XL.

     The Company also has a strategic alliance with Endo Pharmaceuticals, Inc. ("Endo") to jointly develop a controlled release version of Numorphan(R). The Company and Endo have agreed to share the costs involved in the development and commercialization of this product, and share in the net profits from the sale of this product once it is marketed.

     The Company believes that the TIMERx controlled release system has several advantages over other oral controlled release systems.

        - Broad Applicability as a Drug Delivery System. The TIMERx system is adaptable to a wide range of drugs with different physical and chemical properties. For instance, the TIMERx system can be used to deliver both low dose (less than 5 mg) and high dose (greater than 700 mg) drugs as well as water soluble and insoluble drugs. Because of the high affinity of xanthan and locust bean gums, the TIMERx system permits a formulation with a high drug-to-gum ratio, which permits tablets to include a higher dosage of the active drug substance.

        - Flexible Pharmacokinetic Profile. The Company formulates the TIMERx material to optimize the desired kinetic profile of the active drug substance. In this manner, the TIMERx system can be designed to enhance the therapeutic effect of the active drug substance. Depending on the desired release profile, the Company can formulate the drug to be released in the body (i) at a constant amount or linear rate over time, (ii) at a decreasing amount over time where the rate is dependent on drug concentration, or (iii) at a varied release rate.

        - Ease of Manufacture. Drugs formulated using the TIMERx system are designed for production on standard pharmaceutical processing equipment. The TIMERx technology is easily and reproducibly scaled-up in a commercial manufacturing environment often utilizing the cost-effective direct compression tabletting process.

        - Cost-Effective System. The TIMERx system is a cost-effective drug delivery system. It involves fewer and less complex ingredients than other systems and does not require the manufacturer to purchase specialized equipment. The Company believes that drug formulations using the TIMERx system can be developed more rapidly than drugs formulated with alternative controlled delivery systems and that the time to scale up to commercial quantities is minimized.

         PROSOLV(R)

      Prosolv, which is silicified microcrystalline cellulose, is a patented combination of microcrystalline cellulose and colloidal silicon dioxide. These two ingredients work together synergistically for optimal tabletting performance. The Company has developed two products from this technology platform: ProSolv SMCC(R) and ProSolv HD(R). ProSolv SMCC can be used by manufacturers to produce harder tablets and can enable manufacturers to reduce the amount of binders used in the tablet, thereby reducing the size and cost of the tablet. Additionally, it can be used to manufacture tablets with difficult active ingredients which otherwise may not have been manufactured. ProSolv HD improves flow and compaction, and can increase throughput by increasing production speeds.

PENWEST STRATEGY

     The Company's strategy is to become the premier oral drug delivery company for the pharmaceutical industry. The Company's strategy consists of the following principal elements:

Leverage the TIMERx technology through the following:

- Create Innovative Branded Controlled Release Versions of Immediate Release Pharmaceuticals. The Company is increasingly focused on the application of its TIMERx technology to the development of controlled release formulations of immediate release drugs, which will be marketed as brand name pharmaceuticals. In developing these controlled release formulations, the Company intends to seek collaborations with developers of the immediate release drugs or with pharmaceutical companies having a market presence in the applicable therapeutic area. The development of these controlled release drugs is subject to the New Drug Application ("NDA") approval process, although the Company and its collaborators may be permitted to rely on existing safety and efficacy data with respect to the immediate release drug in submitting the NDA.

- Apply TIMERx Technology to Generic Versions of Branded Controlled Release Pharmaceuticals. The Company is also focused on the application of its TIMERx technology to the development of generic versions of branded controlled release drugs. In selecting generic controlled release pharmaceutical candidates to develop, the Company targets high sales volume, technically-complex controlled release pharmaceuticals. The Company believes these drug candidates may be difficult to replicate and, as a result, TIMERx versions may have limited competition from other formulations.

- Apply TIMERx Technology to the Development of New Chemical Entities. The Company believes that its TIMERx technology may be applicable to the development of products containing NCEs by pharmaceutical companies. The development of such NCE's is subject to the full NDA approval process, including conducting preclinical studies, filing an Investigational New Drug ("IND") application, conducting clinical trials and submitting an NDA.

Establish Collaborations for Development, Manufacture and Marketing

The Company's principal collaborative agreements are with Mylan, Endo, Leiras and Sanofi. The Company is seeking to enter into additional collaborative agreements for both TIMERx and Prosolv. The Company's existing and potential future collaborations enable the Company to secure additional financial support for its research and development activities, to obtain access to the clinical, manufacturing and regulatory resources and expertise of its collaborators and to rely on them for the sales and marketing, distribution and promotion.

Continue Research in ProSolv Technology to Add Additional Products to the Company's Portfolio and to Fully Commercialize ProSolv

The Company continues its research to develop additional ProSolv products from its ProSolv co-processing technology platform. The Company intends to develop additional ProSolv products which it believes addresses formulation issues or needs in tabletting.

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

TIMERX PRODUCT DEVELOPMENT

     The following table provides information by therapeutic area, development status and collaborator for each of the principal products being marketed or under development utilizing the Company's TIMERx technology. The Company is also conducting development activities with respect to various additional controlled release formulations.


BRAND NAME                           THERAPEUTIC              DEVELOPMENT
 (COMPOUND)                              AREA                   STATUS                              COLLABORATOR(1)

BRANDED CONTROLLED RELEASE(2)

Cystrin CR                          Urge Urinary               Approved                                  Leiras
  (oxybutynin)                       Incontinence            and Marketed (3)

Numorphan                           Pain Relief               Clinical Trials                             Endo
  (oxymorphone)

GENERIC CONTROLLED RELEASE(4)

Procardia XL (30 mg)                Hypertension,               Approved (5)                              Mylan
  (nifedipine)                         Angina

Slofedipine XL                      Hypertension,               Approved                                  Sanofi
  (nifedipine)                         Angina                 and Marketed (6)

Glucotrol XL                          Diabetes               Bioequivalence Studies                        Mylan
  (glipizide)

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

(4) Generic versions of controlled release products are developed in three basic stages:

        FORMULATION. Involves the utilization or adaptation of drug delivery technologies to the product candidate and evaluation in in-vitro dissolution studies.

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

        ANDA FILING. An ANDA is submitted to the FDA with results of bioequivalence studies and other data such as in-vitro specifications for the formulation, stability data, analytical data, methods validation and manufacturing procedures and controls.

(5) Mylan received marketing approval for Nifedipine XL on December 17, 1999. On March 2, 2000, the Company announced Mylan had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage will be comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL.

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

      NUMORPHAN. The Company and Endo are currently developing a controlled release formulation of Numorphan(R) incorporating TIMERx technology. Numorphan is oxymorphone, a narcotic analgesic for the treatment of moderate to severe pain which is currently given in the parenteral and suppository dosage form. Numorphan is marketed by Endo and had sales in the United States in 1999 of approximately $1 million. Numorphan, if successfully developed, would represent the first oral controlled release version of Numorphan and would compete in the severe analgesic market with products such as MS Contin and Oxycontin, which had aggregate sales in the United States in 1999 of approximately $650 million. The product is currently in Phase II clinical studies.

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

     The Company's principal generic controlled release pharmaceuticals are as follows:

NIFEDIPINE XL. The Company and Mylan developed the first generic equivalent to the 30 mg strength of Procardia XL incorporating TIMERx technology. Procardia XL is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina, which uses the OROS delivery system. Procardia XL is marketed in three dosage strengths (30 mg, 60 mg and 90 mg) by the Pratt Pharmaceuticals division of Pfizer and had sales in the United States in 1999 of approximately $514 million. The sales of the 30 mg dosage strength in 1999 were $181 million.

     In December 1999, Mylan's ANDA for Nifedipine XL (30 mg) was approved by the FDA. Mylan's ANDA was the first ANDA for a generic version of Procardia XL filed with the FDA for the 30 mg strength. On March 2, 2000 Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage will be comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan has also agreed to purchase from the Company formulated bulk TIMERx manufactured for Nifedipine XL.

SLOFEDIPINE XL. The Company and Sanofi received approval for and began marketing in the United Kingdom in November 1998 Slofedipine XL, a generic version of Adalat LA(R) (a drug marketed in Europe) incorporating TIMERx technology. Adalat LA is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina, which uses the OROS delivery system. Adalat LA is marketed in two dosage strengths (30 mg and 60 mg) by Bayer in Europe and had sales in the UK in 1999 of approximately $60 million. In December 1999, Sanofi also received country approval in Italy for this product.

GLIPIZIDE XL. The Company and Mylan are currently developing Glipizide XL, a generic version of Glucotrol XL(R) incorporating TIMERx technology. Glucotrol XL is a once-a-day controlled release formulation of glipizide, a blood-glucose lowering agent indicated as an adjunct to diet for the control of hyperglycemia in diabetes patients, which uses the OROS delivery system. Glucotrol XL is marketed in a 2.5 mg, 5 mg and 10 mg dosage strengths by the Pratt Pharmaceuticals division of Pfizer and had sales in the United States in 1999 of approximately $206 million. Mylan is conducting full scale bioequivalence studies of the 5 mg and 10 mg dosage strengths of Glipizide XL. The Company is aware that other companies are developing generic formulations of Glucotrol XL.

PHARMACEUTICAL EXCIPIENTS

     The Company sells 29 excipient products which are used in the manufacture of tablets by pharmaceutical and nutritional companies worldwide. The Company's product line is broadly classified into three distinct categories: binders, disintegrants and lubricants. Binders, working in conjunction with other products, are the primary tablet-forming component of excipients. Disintegrants function helps a tablet fall apart when consumed by drawing water into the dosage form, a necessary precursor to dissolution and ultimately absorption of the drug. Lubricants help facilitate the ease of manufacture of drugs so that they emerge from a tabletting machine with the desired physical characteristics.

     The Company's excipients are sold to the prescription, over-the-counter and nutritional markets. In 1999, the Company sold bulk excipients to more than 300 customers, including some of the leading pharmaceutical companies in the world, in more than 40 countries.

     The following is a list of excipient products currently being marketed in bulk by the Company:

    PROSOLV SMCC(R) was introduced in late 1996 and the Company sells it both in bulk and through licensing arrangements when exclusivity is offered. The Company believes that Prosolv SMCC offers numerous advantages over traditional microcrystalline cellulose such as enhanced drug loading capability, production of elegant, robust tablets, and has excellent disintegration properties.

    PROSOLV HD(TM) was introduced in late 1999, and is the newest ProSolv technology that provides superior flow in the manufacturing process. The addition of ProSolv HD in some formulations can increase throughput and capacity in a production line.

    EMCOCEL(R), or microcrystalline cellulose ("MCC"), the Company's largest selling product, is a tabletting binder used in pharmaceutical formulations worldwide. EMCOCEL is utilized in a number of products including ethical and over-the-counter brands.

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

     PRUV(R), or sodium stearyl fumarate, is the principal lubricant marketed by the Company. PRUV is marketed under an exclusive worldwide distribution agreement with Astra-Zeneca. PRUV is used in several prescription pharmaceuticals. The Company has reached an agreement in principle with Astra-Zeneca to purchase the trademark and manufacturing know-how associated with this product.

    The Company had revenues from the sale of pharmaceutical excipients in 1999, 1998 and 1997 of $36.7 million, $28.7 million and $26.0 million, respectively.

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

MYLAN PHARMACEUTICALS, INC.

     In August 1994 and March 1996, the Company entered into product development and supply agreements with Mylan with respect to the development of generic versions of Procardia XL (nifedipine) and Glucotrol XL (glipizide), based on the Company's TIMERx technologies (the "Mylan Products"). Mylan is one of the leading generic pharmaceutical companies in the United States.

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

     The Company has received milestone payments under each of the product development and supply agreements and is entitled to additional milestone payments under the Glucotrol XL product development agreement. The Company is also entitled to royalties on the sale of each Mylan Product. In addition, Mylan has agreed that during the term of the product development and supply agreements it will purchase formulated TIMERx material for use in the Mylan Products exclusively from the Company at specified prices.

    On March 2, 2000 Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage will be comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. As part of Mylan's new agreement with Penwest, Mylan has agreed to purchase from the Company formulated bulk TIMERx manufactured for Nifedipine XL. Although Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL, the Company does not anticipate that Mylan will be purchasing formulated bulk TIMERx from the Company prospectively as Mylan will not be manufacturing the finished product.

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

     The agreements terminate upon the expiration of the TIMERx patents licensed to Leiras (which will occur in 2014), subject to earlier termination by either party under specified circumstances, including upon a material breach of the agreement by a party or upon the bankruptcy of a party. If the Company does not satisfy its obligations under either of these agreements, the Company will be in breach of such agreement and Leiras will be entitled to terminate such agreement. Leiras has also agreed to pay the Company royalties on the sale of Cystrin CR and to purchase formulated TIMERx material exclusively from the Company at specified prices.

ENDO PHARMACEUTICALS INC.

     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of controlled release formulations of oxymorphone based on the Company's TIMERx technology (the "Endo Products"). Endo is a fully integrated specialty pharmaceutical company with a market leadership in pain management. Endo has a broad product line including 14 branded products that include the established brands such as Percodan(R) and Percocet(R). Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

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

RESEARCH AND DEVELOPMENT

    The Company conducts research and development activities with respect to additional applications of TIMERx technology, advances in the TIMERx technology and additional novel excipients such as Prosolv. The Company's research and development expenses in 1999, 1998 and 1997 were $7.4 million, $6.1 million and $3.7 million, respectively. These expenses do not include amounts incurred by the Company's collaborators in connection with the development of products under the collaboration agreements such as expenses for full scale bioequivalence studies or clinical trials performed by the collaborators.

MANUFACTURING

     The Company currently has a laboratory and pilot manufacturing facility covering approximately 55,000 square feet contiguous to its executive offices in Patterson, New York. However, the Company does not have commercial-scale facilities to manufacture its TIMERx material in accordance with cGMP requirements prescribed by the FDA. As a result, the Company has contracted with a large third-party pharmaceutical company, Draxis Pharmaceuticals, Inc. ("Draxis"), for the bulk manufacture of its TIMERx material for delivery to its collaborators under an agreement that expires in September 2004.

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

     The Company has an in-house sales force of ten employees who market the Company's excipient products in the United States and in Europe. This sales force focuses primarily on pharmaceutical and nutritional companies. The Company also markets its products worldwide through the use of distributors located in over 40 countries. The Company typically sells its excipients to its largest customers under multi-year supply agreements.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patent and trade secret protection, particularly of its drug delivery technology, is important to its business and that its success will depend in part on its ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

     The Company has been issued 21 U.S. and 48 foreign patents, principally relating to the Company's controlled release drug delivery technology. The U.S. patents issued to the Company principally cover the Company's TIMERx technology, including the combination of the xanthan and locust bean gums, the oral solid dosage form of TIMERx and the method of preparation, as well as the application (and combination) of TIMERx technology to various active drug substances, including both method of treatment and methods of preparation. All these patents will expire between 2008 and 2015. The Company also has been issued an additional nine U.S. patents covering its ProSolv technology. These patents will expire between 2017 and 2020.

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

     In 1994, Boots Company PLC ("Boots") filed in the European Patent Office, or the EPO, an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals, but no decision has been rendered.
We can provide no assurance we will prevail in this matter.

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

     Although the FDA has approved the ANDA filed by the Company's collaborator Mylan for the 30 mg dosage strength of a generic version of Procardia XL, there can be no assurance that ANDAs filed by the Company's collaborators with respect to other products will be suitable or available for such products, or that such products will receive FDA approval on a timely basis.

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


COMPETITION

    The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation ad other factors. Many of the Company's competitors have longer operating histories and greater financial, marketing, legal and other resources than the Company and certain of its collaborators. The Company expects that it will be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that engage in the development of controlled release technologies. The Company's TIMERx business faces competition from numerous public and private companies and their controlled release technologies, including Alza Corporation's ("Alza") Oros technology, multiparticulate systems marketed by Elan Corporation PLC ("Elan") and Biovail, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

    The Company's entry strategy in drug delivery was to concentrate development efforts on generic versions of branded controlled release pharmaceuticals. Typically, selling prices of immediate release drugs have declined and profit margins have narrowed after generic equivalents of such drugs are first introduced and the number of competitive products has increased. Similarly, the success of generic versions of controlled release products based on the Company's TIMERx technology will depend, in large part, on the intensity of competition from currently marketed drugs and technologies that compete with the branded pharmaceutical, as well as the timing of product approvals. However, the Company believes that generic versions of controlled release pharmaceuticals based on TIMERx technology are less likely to suffer the same degree of price erosion as other generic pharmaceuticals because of formulation, analytical and manufacturing complexity of the generic versions may be difficult for other companies to replicate, which could limit competition. Competition may also arise from therapeutic products that are functionally equivalent but produced by other methods. In addition, under several of the Company's collaborative arrangements, the payments due to the Company with respect to the controlled release products covered by such collaborative arrangements will be reduced in the event that there are competing generic controlled release versions of such products. The Company is now focusing its business development efforts and new research and development projects on controlled release versions of existing immediate release drugs. These drugs will be filed as NDAs.

    In its excipients business, the Company competes with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than the Company. The Company's principal competitor in this market is FMC Corporation, which markets its own line of MCC excipient products.

MYLAN LITIGATION

    In May 1997, our collaborator, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL, a controlled release formulation of nifedipine. Bayer AG and Alza own patents listed for Procardia XL, and Pfizer is the sponsor of the NDA and markets the product.

   In connection with the ANDA filing, Mylan certified in May 1997 to the FDA that Nifedipine XL does not infringe these Bayer or Alza patents and notified Bayer, Alza and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Nifedipine XL infringes Bayer's patent. In March 1999, following receipt of tentative approval of the ANDA by the FDA, Mylan filed an amended answer to the action and made certain antitrust counterclaims. On March 29, 1999, Mylan filed a motion for summary judgment based on, among other things, an adverse decision against Bayer in Bayer's litigation against Elan which involved the same Bayer patent as in this action. In July 1999, Pfizer and Bayer filed a motion for summary judgment to dismiss Mylan's patent defenses and counterclaims. No determination has been made with respect to either motion. On March 2, 2000 Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market Pfizer's generic version of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. Bayer and Mylan have not yet settled, however, Mylan will be entitled to market the products supplied by Pfizer, irrespective of the fate of its litigation with Bayer. Mylan has agreed to pay Penwest a royalty on net sales of the 30 mg generic version of Procardia XL. The royalty percentage will be comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has also agreed to purchase from the Company formulated bulk TimerX manufactured for Nifedipine XL. Although Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL, the Company does not anticipate that Mylan will be purchasing formulated bulk TIMERx from the Company prospectively as Mylan will not be manufacturing the finished product.

EMPLOYEES

    As of December 31, 1999, the Company employed 131 persons, of which 75 were involved in research and development, administration and sales and marketing activities in Patterson, New York, 20 were involved in manufacturing operations at the Company's facility in Nastola, Finland, 30 were involved in manufacturing operations at the Company's facility in Cedar Rapids, Iowa and six were involved in sales activities in the Company's European sales offices.

    None of the Company's employees are covered by collective bargaining agreements other than the Company's employees in Finland who are covered by a national collective bargaining agreement. The Company considers its employee relations to be good.

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

ITEM 3:  LEGAL PROCEEDINGS

    None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1999.

ITEM 4a:  EXECUTIVE OFFICERS OF THE REGISTRANT

              NAME                  AGE                           TITLE
              ----                  ---                           -----
Tod R. Hamachek                      54     Chairman of the Board and Chief Executive Officer       1997 - current

                                            President and Chief Executive Officer - Penford
                                            Corp.                                                   1985 - 1997

Anand R. Baichwal, Ph.D.             45     Senior Vice President, Research & Development           1997 - current

                                            Vice President, Technology                              1994 - 1997

Stephen J. Berte, Jr.                44     Vice President, Marketing & Sales                       1995 - current

                                            Sr. Director, New Product Development - Sanofi          1992 - 1995

Jennifer L. Good                     35     Vice President, Finance and Chief Financial
                                            Officer                                                 1997 - current

                                            Corporate Director of Finance & Secretary -
                                            Penford Corp.                                           1996 - 1997

                                            Corporate Controller - Penford Corp.                    1993 - 1996

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

    Penwest's common stock, $.001 par value, is listed with and trades on the Nasdaq National Market under the symbol "PPCO." On August 31, 1998, the Company's former parent, Penford Corporation ("Penford"), distributed to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock (the "Distribution"). In connection with the Distribution, the Company's common stock was listed and began trading on the Nasdaq National Market on August 10, 1998. The high and low closing prices of the Company's common stock during 1999 and the last two quarters of 1998 are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

PERIOD 1999                                                   HIGH           LOW
-----------                                                   ----           ---
    Quarter Ended March 31                                    $11.75         $6.25
    Quarter Ended June 30                                     $10.38         $6.63
    Quarter Ended September 30                                $ 8.88         $5.13
    Quarter Ended December 31                                 $16.25         $5.56

PERIOD 1998                                                   HIGH           LOW
-----------                                                   ----           ---
    Quarter Ended September 30 (commencing August 10)         $7.50          $3.50
    Quarter Ended December 31                                 $9.44          $3.75

    On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors, resulting in the sale of 1,399,232 shares for approximately $18.2 million, less expenses. Approximately $7.7 million was used to repay the existing outstanding balance under the Credit Facility as required by its terms. The Credit Facility is no longer available to the Company.

On March 7, 2000 there were 1,017 shareholders of record.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings, if any, for use in the operation of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying dividends on its common stock under its credit facility.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of Penwest Pharmaceuticals Co. The data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                1999           1998           1997           1996           1995
                                                ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:                           (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Revenues ............................       $ 37,207       $ 29,011       $ 26,941       $ 26,089       $ 25,089
Cost of product sales ...............         25,789         21,045         20,357         19,062         17,267
Gross profit ........................         11,418          7,966          6,584          7,027          7,822
Selling, general and administrative..         11,425         11,354          8,708          6,776          7,676
Research and product development ....          7,371          6,054          3,681          3,351          2,719
Asset write-off (a) .................           --            1,341           --             --             --
IPO transaction costs (b) ...........           --             --            1,367           --             --
Net loss ............................       $ (7,681)      $ (8,829)      $ (7,316)      $ (3,864)      $ (3,252)
                                            ========       ========       ========       ========       ========
Basic and diluted net
    loss per share ..................       $  (0.69)      $  (0.80)      $  (0.66)      $  (0.35)      $  (0.29)
                                            ========       ========       ========       ========       ========
Weighted average shares of
   common stock outstanding .........         11,103         11,037         11,037         11,037         11,037
                                            ========       ========       ========       ========       ========

                                                                    DECEMBER 31,
                                      --------------------------------------------------------------------
                                          1999       1998 (C)           1997           1996           1995
                                          ----       --------           ----           ----           ----
BALANCE SHEET DATA:                                                    (IN THOUSANDS)
Cash and cash equivalents .......      $    739       $  1,476       $    938       $    695       $    290
Working capital .................         8,010          7,648        (33,049)       (23,362)       (19,461)
Total assets ....................        38,417         41,082         37,820         35,083         31,671
Long-term debt (d) ..............         6,700           --             --             --             --
Accumulated deficit .............       (36,159)       (28,478)       (19,649)       (12,333)        (8,469)
Shareholders' equity (deficit) ..        22,509         30,032        (12,297)        (4,412)          (477)


(a) Represents a one time charge relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new facility.

(b) Represents a write-off of transaction costs associated with an abandoned initial public offering.

(c) In conjunction with the August 31, 1998 Distribution, Penford contributed to the Company's capital, all existing intercompany indebtedness.

(d) In connection with the repayment of loans payable with proceeds from the Company's private placement of common stock in March 2000, loans payable have been classified as non-current at December 31, 1999.

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

    The Company has incurred net losses since 1994. As of December 31, 1999, the Company's accumulated deficit was approximately $36.2 million. The Company expects net losses to continue at least into mid 2000. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, and, to a lesser extent, an increase in sales of its pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain profitability on a quarterly basis, if at all.

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

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1999 AND 1998

Total revenues increased by 28.3% in 1999 to $37.2 million from $29.0 million in 1998. Product sales increased to $36.7 million in 1999 from $28.7 million in 1998 representing an increase of 27.7%. The increase in product sales was primarily due to increased sales volumes of Emcocel, as well as increased sales volumes of formulated bulk TIMERx in anticipation of Mylan's launch of Nifedipine XL. As a result of the Company's new agreement with Mylan, Mylan has agreed to purchase from the Company formulated bulk TimerX for manufactured Nifedipine XL in 2000. Although Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL, the Company does not anticipate that Mylan will be purchasing formulated bulk TIMERx from the Company prospectively as Mylan will not be manufacturing the finished product. The Company added two new Emcocel customers in December 1998, which contributed to most of the volume increase in 1999. Royalties and licensing fees relating to the TIMERx drug delivery system increased to $539,000 for the year ended December 31, 1999 from $302,000 for the year ended December 31, 1998 due to the timing of when development milestones were earned.

    Gross profit increased to $11.4 million or 30.7% of total revenues in 1999 from $8.0 million or 27.5% of total revenues in 1998. Gross profit percentage on product sales increased to 29.7% in 1999 from 26.7% in 1998. The increase in gross profit percentage was partly due to increasing margins on Emcocel products due to volume-based manufacturing efficiencies, increased sales of ProSolv and formulated TIMERx, which have higher margins, as well as increased development revenues under collaborative agreements utilizing the TIMERx technology.

    Selling, general and administrative expenses were comparable from year-to-year at $11.4 million. The 1998 expenses included a one-time charge of $1.3 million relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new manufacturing facility.

    Research and development expenses increased by 21.8% in 1999 to $7.4 million from $6.1 million in 1998. The increased spending in 1999 relates primarily to increased funding of clinical development programs under the Company's collaborative agreement with Endo.

    For 1999 the Company recorded an income tax benefit of 1% principally as a result of valuation allowances recorded for deferred tax assets primarily attributable to the net operating loss for the year. For 1998 the Company recorded an income tax benefit of 19% principally as a result of operating losses generated by the Company in the period prior to August 31, 1998 that were utilized by Penford.

    YEARS ENDED DECEMBER 31, 1998 AND 1997

    Total revenues increased by 7.7% in 1998 to $29.0 million from $26.9 million in 1997. Product sales increased to $28.7 million in 1998 from $26.0 million in 1997 representing an increase of 10.3%. The increase in product sales was primarily due to increased sales volumes of Emcocel. The Company added one significant Emcocel customer early in 1998 and two additional large pharmaceutical companies in December 1998 which resulted in additional shipments of Emcocel late in December 1998. Royalties and licensing fees relating to the TIMERx drug delivery system decreased to $302,000 for the year ended December 31, 1998 from $911,000 for the year ended December 31, 1997 due to the timing of when development milestones were earned.

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

    Selling, general and administrative expenses increased by 30.4% in 1998 to $11.4 million. The 1998 asset write-off expenses included a one-time charge of $1.3 million relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new manufacturing facility.

    Research and development expenses increased by 64.5% in 1998 to $6.1 million from $3.7 million in 1997. The increased spending in 1998 relates primarily to additional biostudy activity related to the development of TIMERx controlled release products as well as increased funding under the Company's collaborative agreement with Endo.

    For 1998 the Company recorded an income tax benefit of 19% principally as a result of operating losses generated by the Company in the period prior to the August 31, 1998 that were utilized by Penford. For 1997 the Company recorded income tax expense of 2% primarily because net operating losses for the year were utilized by Penford and the Company was not compensated for these losses.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Distribution, the Company received intercompany advances from Penford to fund the Company's operations, capital expenditures and the original acquisition of the Company's predecessor, which aggregated $50.9 million. Upon the Distribution, Penford contributed the outstanding intercompany indebtedness and certain other assets and liabilities to the capital of the Company. Since the Distribution, the Company has funded its operations and capital expenditures from cash from operations and advances under a Credit Facility. The Company had an available credit facility which was a revolving loan facility of $15.0 million of unsecured financing (the "Credit Facility"). Penford guaranteed the Company's indebtedness under the Credit Facility.

    On March 6, 2000, the Company completed a private placement of equity in which it sold 1.4 million shares of newly issued common stock to selected institutional and other accredited investors for $18.2 million. The Company received approximately $17 million, after fees. Approximately $7.7 million was used to repay the existing outstanding balance under the Credit Facility as required by the terms of the Credit Facility and the Credit Facility is no longer available to the Company.

    As of December 31, 1999, the Company had cash and cash equivalents of $739,000 and $6.7 million of outstanding borrowings under the Credit Facility. With the termination of the Credit facility, the Company has no committed sources of capital and no indebtedness to any third or related parties. As of December 31, 1999, the Company did not have any material commitments for capital expenditures. The Company has entered into a strategic alliance agreement with Endo and the Company expects to expend an additional $7 million, primarily in 2000 and 2001 on the development of a drug. The Company expects to rely on cash generated from operations as well as proceeds from its equity financing to fund expenditures. However, the Company may be required to raise additional funds to continue its development activities under the Endo agreement. However, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

    The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the periods as well as higher trade receivables over December 31, 1998. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks.

    Following the March 2000 financing, the Company anticipates that its existing capital resources, as well as cash generated from operations, will enable it to maintain currently planned operations through at least mid 2001. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's traditional excipients; (v) the costs to the Company of bioequivalence studies for the Company's products; (vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and (vii) the development of manufacturing, marketing and sales capabilities.

MARKET RISK AND RISK MANAGEMENT POLICIES

    The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company's interest rate risk consists of cash flow risk associated with borrowing under its variable rate Credit Facility. The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

RECENT ACCOUNTING DEVELOPMENTS

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB 101 requires a company to follow its guidance no later than the first quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principle. The Company has not yet determined the impact of its implementation of SAB 101 on the Company's financial statements.

YEAR 2000

    Many computer programs and applications define the applicable year using two digits rather than four in order to save memory and enhance the speed of repeated data based calculations. The Year 2000 problem refers to the inability of these computer programs on or after January 1, 2000 to recognize that "00" refers to "2000" rather than "1900". The term "Year 2000-compliant" means a computer or a computer system, which has been designed or modified to recognize dates on or after January 1, 2000. The Company established programs to coordinate its year 2000 ("Y2K") compliance efforts across all business functions and geographic areas. The Company used the following four phases in executing its Y2K compliance program: assessment, remediation, testing and contingency planning. These phases were completed during 1999. The Company has not experienced any material Y2K problems since the date change on January 1, 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, its customers or others with whom the Company does business later in 2000, with systems that have not yet been fully tested. The Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to the Company's business.

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

RISK FACTORS

OUR CONTROLLED RELEASE PRODUCTS THAT ARE GENERIC VERSIONS OF BRANDED CONTROLLED RELEASE PRODUCTS THAT ARE COVERED BY ONE OR MORE PATENTS MAY BE SUBJECT TO LITIGATION

    We expect that our collaborators will file ANDAs for our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to Nifedipine XL. Any significant delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON MYLAN AND OTHER CORPORATE COLLABORATORS TO CONDUCT FULL-SCALE BIOEQUIVALENCE STUDIES AND CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS FOR, AND MANUFACTURE, MARKET, AND SELL OUR TIMERx CONTROLLED RELEASE PRODUCTS

    We develop and commercialize our TIMERx controlled release products in collaboration with pharmaceutical companies. We are parties to collaborative agreements with third parties relating to certain of our principal products. We are relying on Mylan to conduct full-scale bioequivalence studies and clinical trials, obtain regulatory approvals for, and manufacture, market and sell one of our TIMERx controlled release products, and Endo to develop and commercialize a controlled release version of Numorphan. We are also dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer's generic version of Procardia XL. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

    If we cannot maintain our existing collaborations or establish new collaborations, we would be required to terminate the development and commercialization of our potential products or undertake product development and commercialization activities at our own expense. Moreover, we have limited or no experience in conducting full-scale bioequivalence studies and clinical trials, preparing and submitting regulatory applications and manufacturing, marketing and selling our TIMERx controlled release products. We may not be successful in performing these activities.

    Our existing collaborations and any future collaborations with third parties may not be scientifically or commercially successful. Factors that may affect the success of our collaborations include the following:

        - our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborator's commitment to the collaboration with us;

        - reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which will be based on a percentage of net sales by the collaborator;

        - our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect our perception in the business and financial communities; and

        - our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator's commitment to us.


WE HAVE NOT BEEN PROFITABLE

         We have incurred net losses since our inception, including net losses of approximately $7.7 million, $8.8 million and $7.3 million during 1999, 1998 and 1997, respectively. As of December 31, 1999, our accumulated deficit was approximately $36.2 million. A substantial portion of our revenues have been generated from the sales of our pharmaceutical excipients. Our future profitability will depend on several factors, including:

        - the timing of the commercial launch by Mylan of Pfizer's generic version of the 30 mg strength of its Procardia XL in the United States;

        - the successful commercialization of our controlled release products for which regulatory approval currently is pending;

        - the completion of the development of other pharmaceuticals using our TIMERx controlled release technology;

        -    an increase in sales of our pharmaceutical excipient products; and

        -    our funding obligations under certain of our collaborations.

WE FACE SIGNIFICANT COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

    The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, marketing, legal and other resources than we do and than certain of our collaborators do.

    Our TIMERx business faces competition from numerous public and private companies and their controlled release technologies, including ALZA's oral osmotic pump (OROS(R)) technology, multiparticulate systems marketed by Elan and Biovail, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

    In addition to developing controlled release versions of immediate release products, we have concentrated a significant portion of our initial development efforts on generic versions of branded controlled release products. The success of generic versions of branded controlled release products based on our TIMERx technology will depend, in large part, on the intensity of competition from the branded controlled release product, other generic versions of the branded controlled release product and other drugs and technologies that compete with the branded controlled release product, as well as the timing of product approval. Competition from other generic versions of branded controlled release products will also reduce the royalty rate to be paid to us under several of our collaborations.

    The generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies. Those companies with significant financial resources will be better able to bring and defend any such litigation.

    In our excipients business, we compete with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than the Company. Our principal competitor in this market is FMC Corporation, which markets its own line of MCC excipient products.

WE MAY REQUIRE ADDITIONAL FUNDING

    Our requirements for additional capital could be substantial and will depend on many factors, including:

    - the timing and amount of payments received under existing and possible future collaborative agreements;

    - the structure of any future collaborative or development agreements; o the progress of our collaborative and independent development projects;

    -   revenues from our excipients business;

    -   the costs to us of clinical studies for our products;

    - the prosecution, defense and enforcement of patent claims and other intellectual property rights; and

    -   the development of manufacturing, marketing and sales capabilities.

    After the March 6, 2000 financing (see Part II, Item 5), we have no committed sources of capital. We may seek additional funds through collaborative arrangements and public or private financing. Additional financing may not be available to us on acceptable terms, if at all. If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we otherwise pursue on our own.

OUR SUCCESS DEPENDS ON OUR PROTECTING OUR PATENTS AND PATENTED RIGHTS

    Our success depends in significant part on our ability to develop patentable products, to obtain patent protection for our products, both in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. As a result, patents may not issue from any patent applications that we own or license. If patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology.

    Our success also depends on our not infringing patents issued to competitors or others. We are aware of patents and patent applications belonging to competitors and others that may require us to alter our products or processes, pay licensing fees or cease certain activities.

    We may not be able to obtain a license to any technology owned by a third party that we require to manufacture or market one or more products. Even if we can obtain a license, the financial and other terms may be disadvantageous.

    Our success also depends on our maintaining the confidentiality of our trade secrets and patented know-how. We seek to protect such information by entering into confidentiality agreements with employees, consultants, licensees and pharmaceutical companies. These agreements may be breached by such parties. We may not be able to obtain an adequate, or perhaps, any remedy to such a breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

WE ARE INVOLVED IN AND MAY BECOME INVOLVED IN ADDITIONAL PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS RELATING TO OUR PRODUCTS OR PROCESSES WHICH COULD RESULT IN LIABILITY FOR DAMAGE OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS

    The pharmaceutical industry has been characterized by significant litigation and interference and other proceedings regarding patents, patent applications and other intellectual property rights. In addition to the recently dismissed litigation involving Mylan, Pfizer and the still pending litigation involving Mylan and Bayer, we may become parties to, or our products (or products based on our TIMERx controlled release technology) may become the subject of, additional patent litigation and other proceedings in the future. The types of situations in which we may become parties to such litigation or proceedings include:

    - We or our collaborators may initiate litigation or other proceedings against third parties to enforce our patent rights.

    - We or our collaborators may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties' patents.

    - If our competitors file patent applications that claim technology also claimed by us, we or our collaborators may participate in interference or opposition proceedings to determine the priority of invention.

    - If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings.

    An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

    The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Although the legal costs of defending litigation relating to a patent infringement claim (unless such claim relates to TIMERx in which case such costs are our responsibility) are generally the contractual responsibility of our collaborators, we could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to complete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

    In 1994, the Boots Company PLC filed in the European Patent Office, or the EPO, an opposition to a patent granted by the EPO to us relating to our TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals, but no judgment has been rendered. We can provide no assurance that we will prevail in this matter.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL OR TAKE LONGER TO COMPLETE THAN WE EXPECT, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE CERTAIN OF OUR PRODUCTS

    In order to obtain regulatory approvals for the commercial sale of certain of our potential products, including controlled release versions of immediate release drugs and new chemical entities, our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. Our collaborators may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trails.

    The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, one of our collaborators, or the FDA may suspend clinical trails at any time if the subjects or patients participating in such trails are being exposed to unacceptable health risks, or for other reasons.

         The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment may result in increased costs and program delays.

         We and our collaborators may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show any potential product to be safe or efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

         Our business, financial condition, or results of operations could be materially adversely affected if:

         - we or our collaborators are unable to complete a clinical trial of one of our potential products;

         -        the results of any clinical trial are unfavorable; or

         - the time or cost of completing the trial exceeds our expectations.

WE MAY NOT OBTAIN REGULATORY APPROVAL; THE APPROVAL PROCESS CAN BE TIME-CONSUMING AND EXPENSIVE

         The development, clinical testing, manufacture, marketing and sale of pharmaceutical products are subject to extensive federal, state and local regulation in the United States and other countries. This regulatory approval process can be time-consuming and expensive.

         We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet, the FDA's requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of an NDA or an ANDA, the FDA may deny the application, may require additional testing or data and/or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. While the U.S. Food, Drug and Cosmetic Act, or FDCA, provides for a 180-day review period, the FDA commonly takes one to two years to grant final approval to a marketing application (NDA or ANDA). Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of products incorporating our controlled release technology.

         Many of the controlled release products that we are developing with our collaborators are generic versions of branded controlled release products, which require the filing of ANDAs. Certain ANDA procedures for generic versions of controlled release products are the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for generic drugs. These requested changes include, among other things, tighter standards for certain bioequivalence studies and disallowance of the use by a generic drug manufacturer in its ANDA of proprietary data submitted by the original manufacturer as part of an original new drug application. Any changes in FDA regulations that make ANDA approvals more difficult may have a material adverse effect on our business, financial condition and results of operations.

         Other products containing our TIMERx controlled release technology require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA-approved immediate release drugs, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505(b)(2) of the FDCA when such data exists for an approved immediate release version of the same chemical entity. However, we can provide no assurance that the FDA will accept such section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA's policies on section 505(b)(2) NDAs have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under section 505(b)(2) in a timely manner or at all.

         The FDA also has the authority to revoke or suspend approvals of previously approved products for cause, to debar companies and individuals from participating in the drug-approval process, to request recalls of allegedly violative products, to seize allegedly violative products, to obtain injunctions to close manufacturing plants allegedly not operating in conformity with current Good Manufacturing Practices (GMP) and to stop shipments of allegedly violative products. The FDA may seek to impose pre-clearance requirements on products currently being marketed without FDA approval, and there can be no assurance that the Company or its third-party manufacturers or collaborators will be able to obtain approval for such products within the time period specified by the FDA.

EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY REVIEW

         If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow-up studies. As to products for which marketing approval is obtained, the manufacturer of the product and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

         If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

THE MARKET MAY NOT BE RECEPTIVE TO PRODUCTS INCORPORATING OUR TIMERx CONTROLLED RELEASE TECHNOLOGY

         The commercial success of products incorporating our controlled release technology that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe.

        Other factors that we believe could materially affect market acceptance of these products include:

         - the timing of the receipt of marketing approvals and the countries in which such approvals are obtained;

         - the safety and efficacy of the product as compared to competitive products; and

         - the cost-effectiveness of the product and the ability to receive third party reimbursement.

WE HAVE ONLY LIMITED MANUFACTURING CAPABILITIES AND WILL BE DEPENDENT ON THIRD PARTY MANUFACTURERS.

         We lack commercial scale facilities to manufacture our TIMERx material in accordance with current GMP requirements prescribed by the FDA. We currently rely on a third party pharmaceutical company for the bulk manufacture of our TIMERx material for delivery to our collaborators.

         There are a limited number of manufacturers that operate under GMP regulations capable of manufacturing our TIMERx material. We have not yet qualified a second source of supply. In the event that our current manufacturer is unable to manufacture the TIMERx material in the required quantities or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms.

         If our third party manufacturer fails to perform its obligations, we may be adversely affected in a number of ways, including:

         - our collaborators may not be able to meet commercial demands for our products on a timely basis;

         - our collaborators may not be able to initiate or continue clinical trials of products that are under development; and

         - our collaborators may be delayed in submitting applications for regulatory approvals of our products.

         We have limited experience in manufacturing TIMERx material on a commercial scale and no facilities or equipment to do so. If we determine to develop our own manufacturing capabilities, we will need to recruit qualified personnel and build or lease the requisite facilities and equipment. We may not be able to successfully develop our own manufacturing capabilities. Moreover, it may be very costly and time consuming for us to develop such capabilities.

         The manufacture of any of our products (both TIMERx material and excipients) is subject to regulation by the FDA and comparable agencies in foreign countries. Any delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of our products and our business, financial condition and results of operations.

WE ARE DEPENDENT UPON A SOLE SOURCE SUPPLIER FOR THE GUMS USED IN OUR TIMERx MATERIAL AND UPON A LIMITED NUMBER OF SUPPLIERS FOR THE WOOD PULP USED IN THE MANUFACTURE OF OUR EXCIPIENTS

         Our TIMERx drug delivery system is a hydrophilic matrix combining primarily two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. We purchase these gums from a sole source supplier. Emcocel and Prosolv, our two largest selling excipients, are manufactured from a specialty grade of wood pulp. We have qualified alternate suppliers with respect to these materials, but we can provide no assurance that interruptions in supplies will not occur in the future or that we will not have to obtain substitute suppliers. Any interruption in these supplies could have a material adverse effect on our ability to manufacture bulk TIMERx for delivery to our collaborators or to manufacture these excipients.

IF OUR COLLABORATORS FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT BY THIRD PARTY PAYORS FOR OUR CONTROLLED RELEASE PRODUCTS, THEY MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE CONTROLLED RELEASE PRODUCTS IN CERTAIN MARKETS

         The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.

         The generic versions of controlled release products being developed by us and our collaborators may be assigned an AB rating if the FDA considers the product to be therapeutically equivalent to the branded controlled release drug. Failure to obtain an AB rating from the FDA would indicate that for certain purposes the drug would not be deemed to be therapeutically equivalent, would not be fully substitutable for the branded controlled release drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement.

         In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. Further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners and market our products.

         If we or our collaborators obtain marketing approvals for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

WE WILL BE EXPOSED TO PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE PRODUCT LIABILITY INSURANCE

         Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Product liability claims might be made by consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale.

         We are currently covered by primary product liability insurance in the amount of $1.0 million per occurrence and $2.0 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25.0 million which can also be used for product liability insurance. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

         The market price of our common stock, like the market prices for securities of pharmaceutical, biopharmaceutical and biotechnology companies, have historically been highly volatile. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, future sales of our common stock, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and general market conditions may have a significant effect on the market price of the common stock.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND OF WASHINGTON LAW, AS WELL AS THE RIGHTS AGREEMENT TO WHICH WE ARE A PARTY, MAKE A TAKEOVER OF PENWEST MORE DIFFICULT

         Provisions of our Certificate of Incorporation, our Bylaws and Washington law, as well as the Rights Agreement to which we are a party, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

RESIDUAL YEAR 2000 ISSUES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computer programs and hardware and other equipment to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. For example, computer programs that have time-sensitive components may recognize a date represented as "00" as the year 1900 rather than the year 2000. In addition, programs may have failed to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that did occur in the year 2000 and otherwise occurs only once every 400 years. As of March 7, 2000, our computer programs and hardware and other equipment are functioning normally and the compliance and remediation work performed by us appears to be effective to prevent any problems. However, computer experts have warned that there may still be residual consequences of the change in centuries. If residual Year 2000 issues cause the failure of any of the computer programs and hardware and other equipment necessary to operate our business, our business, financial position and results of operations, as well as our relationships with customers and suppliers, may be adversely affected. Furthermore, if third parties of business importance to us do not successfully and timely anticipate and address their own residual Year 2000 issues, any residual Year 2000 issues that arise could have a material adverse effect on our business, financial position and results of operations.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to the disclosure under the caption "Market Risk and Risk Management Policies" in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements and Financial Statement Schedule

                  The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

                  The consolidated balance sheets as of December 31, 1999 and 1998 and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999.

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(a)      (2)      Exhibits

                  The list of Exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)               Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Penwest Pharmaceuticals Co.

Date: March 17, 2000              /s/ Tod R. Hamachek
                                  ----------------------------------------------
                                  Tod R. Hamachek, Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2000              /s/ Tod R. Hamachek
                                  ----------------------------------------------
                                  Tod R. Hamachek, Chairman of the Board
                                   and Chief Executive Officer
                                  (Principal Executive Officer)



Date: March 17, 2000              /s/ Jennifer L. Good
                                  ----------------------------------------------
                                  Jennifer L. Good, Vice President, Finance and
                                  Chief Financial Officer  (Principal Financial
                                  Officer)

Directors

Paul E. Freiman*
Jere E. Goyan, Ph.D.*
Tod R. Hamachek*                  By /s/ Jennifer L. Good
Rolf H. Henel*                    ----------------------------------------------
Robert J. Hennessey*
N. Stewart Rogers*                Attorney-in-Fact*
John N. Staniforth, Ph.D.*        Power of Attorney Dated
Anne M. VanLent*
                                  Date  March 17, 2000

                                   APPENDIX A


                           PENWEST PHARMACEUTICALS CO.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page
                                                                            ----
Financial Statements
  Report of Independent Auditors                                            F-2
  Consolidated Balance Sheets                                               F-3
  Consolidated Statements of Operations                                     F-4
  Consolidated Statements of Shareholders' Equity (Deficit)                 F-5
  Consolidated Statements of Cash Flows                                     F-6
  Notes to Consolidated Financial Statements                                F-7
Schedule II - Valuation and Qualifying Accounts                             F-25

                         REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
PENWEST PHARMACEUTICALS CO.


We have audited the accompanying consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penwest Pharmaceuticals Co. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                  /s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 15, 2000

                           PENWEST PHARMACEUTICALS CO.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
ASSETS
Current assets:
  Cash and cash equivalents ..........................    $    739     $  1,476
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $245 and $227 .............       5,043        4,381
  Inventories ........................................       7,649        8,804
  Prepaid expenses and other current assets ..........         629          572
  Deferred income taxes ..............................         297          356
                                                          --------     --------
     Total current assets ............................      14,357       15,589
  Fixed assets, net ..................................      18,942       20,822
  Other assets .......................................       5,118        4,671
                                                          --------     --------
     Total assets ....................................    $ 38,417     $ 41,082
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................    $  3,296     $  2,757
  Accrued expenses ...................................       2,707        2,648
  Taxes payable ......................................         344          336
  Loans payable ......................................          --        2,200
                                                          --------     --------
       Total current liabilities .....................       6,347        7,941

  Loans payable refinanced in March 2000 .............       6,700           --
  Deferred income taxes ..............................         520          932
  Other long-term liabilities ........................       2,341        2,177
                                                          --------     --------
       Total liabilities .............................      15,908       11,050
Shareholders' equity :
  Preferred stock, par value $.001, authorized
     1,000,000 shares, none outstanding ..............          --           --
  Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     11,148,718 shares in 1999 and 11,043,331
      shares in 1998 .................................          11           11
  Additional paid in capital .........................      59,718       59,025
  Accumulated deficit ................................     (36,159)     (28,478)
  Accumulated other comprehensive loss ...............      (1,061)        (526)
                                                          --------     --------
       Total shareholders' equity ....................      22,509       30,032
                                                          --------     --------
       Total liabilities and shareholders' equity ....    $ 38,417     $ 41,082
                                                          ========     ========


                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Revenues
  Product sales ............................   $ 36,668    $ 28,709    $ 26,030
  Royalties and licensing fees .............        539         302         911
                                               --------    --------    --------
     Total revenues ........................     37,207      29,011      26,941
Cost of product sales ......................     25,789      21,045      20,357
                                               --------    --------    --------
       Gross profit ........................     11,418       7,966       6,584
Operating expenses
  Selling, general and administrative ......     11,425      11,354       8,708
  Research and product development .........      7,371       6,054       3,681
  IPO transaction costs ....................         --          --       1,367
  Asset write-off ..........................         --       1,341          --
                                               --------    --------    --------
     Total operating expenses ..............     18,796      18,749      13,756
                                               --------    --------    --------
Loss from operations .......................     (7,378)    (10,783)     (7,172)
Interest expense ...........................        371          72          --
                                               --------    --------    --------
Loss before income taxes ...................     (7,749)    (10,855)     (7,172)
Income tax (benefit) expense ...............        (68)     (2,026)        144
                                               --------    --------    --------
Net loss ...................................   $ (7,681)   $ (8,829)   $ (7,316)
                                               ========    ========    ========

Basic and diluted net loss per share .......   $  (0.69)   $  (0.80)   $  (0.66)
                                               ========    ========    ========
Weighted average shares of common
   stock outstanding .......................     11,103      11,037      11,037
                                               ========    ========    ========


                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                 COMMON STOCK      ADDITIONAL                 COMPREHENSIVE
                                                                     PAID-IN    ACCUMULATED       INCOME
                                              SHARES     AMOUNT      CAPITAL      DEFICIT         (LOSS)        TOTAL
                                             -------    --------   ----------   -----------   -------------   --------
Balances, January 1, 1997 ................    11,037    $     11     $ 8,079     $(12,333)      $  (169)      $ (4,412)

  Net loss ...............................                                         (7,316)                      (7,316)
  Other comprehensive loss - translation
     adjustment ..........................                                                         (569)          (569)
                                                                                                              --------
        Comprehensive loss ...............                                                                      (7,885)
                                             -------    --------     -------     --------       -------       --------
Balances, December 31, 1997 ..............    11,037          11       8,079      (19,649)         (738)       (12,297)

  Net loss ...............................                                         (8,829)                      (8,829)
  Other comprehensive income --
        translation adjustment ...........                                                          212            212
                                                                                                              --------
           Comprehensive loss ............                                                                      (8,617)
Capital contribution from Penford ........                            50,914                                    50,914
Issuance of common stock pursuant to Stock
   Purchase Plan .........................         6          --          32                                        32
                                             -------    --------     -------     --------       -------       --------
Balances, December 31, 1998 ..............    11,043          11      59,025      (28,478)         (526)        30,032

  Net loss ...............................                                         (7,681)                      (7,681)
  Other comprehensive loss - translation
      adjustment .........................                                                         (535)          (535)
                                                                                                              --------
           Comprehensive loss ............                                                                      (8,216)
Issuance of common stock pursuant to stock
    compensation plans ...................        80          --         539                                       539
Issuance of common stock pursuant to Stock
   Purchase Plan .........................        26          --         154                                       154
                                             -------    --------     -------     --------       -------       --------
Balances, December 31, 1999 ..............    11,149    $     11     $59,718     $(36,159)      $(1,061)      $ 22,509
                                             =======    ========     =======     ========       =======       ========


                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1999        1998       1997
                                                --------    -------    --------
Operating activities:
Net loss ....................................   $ (7,681)   $(8,829)   $ (7,316)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation ............................      2,881      2,611       2,047
    Amortization ............................        189        162         157
    Asset write-off .........................         --      1,341          --
    Deferred income taxes ...................       (353)    (2,126)       (104)
    Stock compensation ......................        142         --          --
Changes in operating assets and liabilities:
    Trade accounts receivable ...............       (662)    (1,376)      1,805
    Inventories .............................      1,155       (113)     (1,135)
    Accounts payable, accrued expenses and
      other .................................        260      1,733        (345)
                                                --------    -------    --------
Net cash used in operating activities .......     (4,069)    (6,597)     (4,891)

Investing activities:
    Acquisitions of fixed assets, net .......     (1,116)    (2,003)     (4,023)
    Other ...................................       (490)      (181)       (833)
                                                --------    -------    --------
Net cash used in investing activities .......     (1,606)    (2,184)     (4,856)

Financing activities:
    Borrowings from Credit Facility .........     11,600      3,300          --
    Repayments of Credit Facility ...........     (7,100)    (1,100)         --
    Issuance of common stock ................        551         32          --
    Proceeds from Penford ...................         --      7,030      10,120
                                                --------    -------    --------
Net cash provided by financing activities ...      5,051      9,262      10,120

Effect of exchange rate changes on
  cash and cash equivalents .................       (113)        57        (130)
                                                --------    -------    --------
Net (decrease) increase in cash and
  cash equivalents ..........................       (737)       538         243
Cash and cash equivalents at beginning
  of year ...................................      1,476        938         695
                                                --------    -------    --------
Cash and cash equivalents at end of
  year ......................................   $    739    $ 1,476    $    938
                                                ========    =======    ========


                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Penwest Pharmaceuticals Co. ("Penwest" or the "Company"), is engaged in the research, development and commercialization of novel drug delivery technologies. Based on its extensive expertise in developing and manufacturing tabletting ingredients for the pharmaceutical industry, the Company has developed TIMERx, a proprietary controlled release drug delivery technology and ProSolv SMCC(R) ("ProSolv"), another drug delivery technology which improves the performance characteristics of tablets. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe. The Company was a wholly-owned subsidiary of Penford Corporation ("Penford") prior to August 31, 1998 ("Distribution Date"). On August 31, 1998, Penford distributed to the stockholders of record of Penford's common stock on August 10, 1998, all of the shares of the Company's common stock (see Note 7).

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

   Credit Risk and Fair Value of Financial Instruments

    The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that have significant cash resources. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. No customers of the Company accounted for 10% or more of total revenues in 1999 or 1997. One customer accounted for approximately 11% of total revenues in 1998.

    The carrying value of financial instruments, which includes cash, receivables, obligations under the Company's credit facility (see Note 6) and payables, approximates market value due to their short term nature and the fact that all borrowings are at floating interest rates.

   Long Lived Assets

    Property and equipment are recorded at cost and depreciated by the straight-line method over their estimated useful lives. Estimated useful lives by class of assets are substantially as follows:

             Buildings ..............................   20-25 years
             Machinery and equipment ................   10-12 years
             Office furniture, equipment and software    5-10 years

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

Foreign Currencies

    Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. For each of the foreign operations, the functional currency is the local currency. Accumulated other comprehensive loss equals the cumulative translation adjustment, which is the only component of other comprehensive loss included in the Company's financial statements. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations. Foreign currency transaction gains and losses were not significant in each year in the three year period ended December 31, 1999.

Income Taxes

    The Company's results of operations were included in the tax returns of Penford through the Distribution Date. Effective September 1, 1998, the Company files its income taxes on a stand-alone basis. Deferred income tax benefits and related income tax assets and liabilities are reflected as if the Company were an independent entity for all periods presented, in accordance with SFAS No. 109, "Accounting for Income Taxes", except that the Company was not compensated for tax losses utilized by Penford (see Note 11).

Revenue Recognition

     Revenues from product sales are recognized when title transfers. Royalties and licensing fees include milestone fees related to licensing agreements for TIMERx with various collaborators and royalties when earned. To date there have been minimal royalties recognized from the TIMERx technology. Milestone payments are derived from reaching development milestones with collaborators and are recognized as achieved in accordance with the contract terms. These milestone payments are not subject to forfeiture. The Company receives certain nonrefundable payments upon the signing of collaborative agreements. Up-front payments that obligate the Company to perform specific functions or services over the licensing term are recognized over the term of the agreement. Up-front payments related solely to the signing of agreements where additional services are not required are recognized upon signing.

Recently Issued Accounting Pronouncements

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB 101 requires a company to follow its guidance no later than the first quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principle. The Company has not yet determined the impact of its implementation of SAB 101 on the Company's financial statements.

Advertising Costs

    Advertising costs are accounted for as expenses in the period in which they are incurred.

Research and Development

    Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements. Research and development costs are charged to expense as incurred.

Per Share Data

    Loss per common share is computed based on the weighted average number of common shares outstanding during the period after giving effect to the 0.76-for-1 reverse stock split and the 2,907.66-for-1 stock split of the common stock of the Company (see Note 9).

Stock Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for stock options granted for which the exercise price of the options was the same as the market price of the Company's common stock on the date of grant. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed in Note 9, the pro forma effects on net loss and loss per share of recording compensation expense for the fair value of the options granted.

3. INVENTORIES

    Inventories, which consist of raw materials, pharmaceutical excipients manufactured by the Company, pharmaceutical excipients held for distribution, including manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market. Cost includes material, labor and manufacturing overhead costs.

    Inventories are summarized as follows:

                                               DECEMBER 31,
                                             ---------------
                                              1999     1998
                                             ------   ------
                                              (IN THOUSANDS)
                    Raw materials ........   $1,513   $1,365
                    Finished products ....    6,136    7,439
                                             ------   ------
                         Total inventories   $7,649   $8,804
                                             ======   ======

    Included in inventories are approximately $2,882,000 and $3,262,000 of TIMERx raw materials and bulk TIMERx as of December 31, 1999 and 1998, respectively. The ability to continue to sell TIMERx related inventory is dependent, in part, upon the commercialization of products by third parties utilizing bulk TIMERx and the continued use by the Company and third parties of the TIMERx related inventory in existing and new research efforts. Although third parties have products in various stages of development and the first commercial product was launched for sale in Finland in January 1998, marketing approval for a second product was received in the United Kingdom and launched in November 1998, and final approval for a product was received in the United States in December 1999, the period required to achieve the successful commercialization of these and other products is uncertain if achieved at all. On March 2, 2000, Mylan Pharmaceuticals ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of Pfizer's Procardia XL. As a result of this agreement, Penwest will be paid a royalty on Mylan's net sales of Pfizer's 30 mg generic version of Procardia XL. Mylan has also agreed to purchase from the Company formulated bulk TIMERx manufactured for Nifedipine XL.

    The Company periodically reviews and quality tests its inventory to identify obsolete, slow moving or otherwise unsaleable inventories. Inventories at December 31, 1999 and 1998, are net of reserves of $277,000 and $132,000, respectively.

    To date, the Company has primarily relied on a large third-party pharmaceutical company for the manufacture of its TIMERx products under an agreement that expired in June 1998. In September 1999, the Company entered into a five year contract (plus automatic renewals of one year each) and is in the final stages of qualifying, another third-party manufacturer to manufacture TIMERx material. There are a limited number of third party manufacturers capable of producing the TIMERx material. There can be no assurance that third parties upon which the Company relies for supply of its TIMERx materials will perform and any failures by third parties may delay development, or the submission of products for regulatory approval, impair the Company's collaborators' ability to commercialize products as planned and deliver products on a timely basis or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

    The Company's TIMERx drug delivery system is a hydrophilic matrix combining primarily two natural polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The Company purchases these gums from a sole source supplier. Most of the Company's other excipients are manufactured from a specialty grade of wood pulp, which the Company also purchases from a sole source supplier. Although the Company has qualified alternate suppliers with respect to these materials, there can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute suppliers. Any of these events could have a material adverse effect on the Company's ability to manufacture bulk TIMERx for delivery to its collaborators or manufacture its other excipients, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

4. FIXED ASSETS

    Fixed assets, at cost, summarized by major categories, consist of the following:

                                                    DECEMBER 31,
                                                 -----------------
                                                   1999      1998
                                                 -------   -------
                                                   (IN THOUSANDS)
             Buildings, equipment and software   $32,865   $32,740
             Land ............................       696       696
             Construction in progress ........       616        34
                                                 -------   -------
                                                  34,177    33,470
             Less: accumulated depreciation ..    15,235    12,648
                                                 -------   -------
                                                 $18,942   $20,822
                                                 =======   =======

    During the fourth quarter of 1998, the Company decided to outsource the manufacturing of TIMERx as opposed to constructing a new manufacturing facility. As a result of this decision, $1,341,000 of construction in progress related to the new manufacturing facility was written off in 1998.

5. OTHER ASSETS

    Other assets, net of accumulated amortization, consist of the following:

                                                          DECEMBER 31,
                                                        ---------------
                                                         1999     1998
                                                        ------   ------
                                                         (IN THOUSANDS)
         Patents, net of accumulated amortization of
           $485 and $354 ............................   $2,478   $2,120
         Goodwill, net of accumulated amortization of
           $410 and $352 ............................      130      187
         Cash surrender value of officer's life
           insurance policies .......................    2,510    2,364
                                                        ------   ------
                                                        $5,118   $4,671
                                                        ======   ======

    Patents include costs to secure and defend patents on technology developed by the Company and secure trademarks. Patents are amortized over their useful lives of 17 to 20 years. Amortization expense of $131,000, $105,000 and $87,000 was recorded in the years ended December 31, 1999, 1998 and 1997, respectively.

    Goodwill is being amortized over ten years and was recorded upon the acquisition of the Company by Penford. Amortization expense approximated $58,000 for each of the years ended December 31, 1999, 1998 and 1997.

    Recorded intangibles are evaluated for potential impairment whenever events or circumstances indicate that the undiscounted cash flows are not sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the asset's carrying value is in excess of related discounted cash flows.

    Cash surrender value of officer's life insurance policies approximating $2,364,000 was contributed to the Company by Penford on the Distribution Date. (See Note 7).

6. CREDIT FACILITY

  On July 2, 1998 the Company obtained a $15 million unsecured revolving credit facility (the "Credit Facility") which was guaranteed by Penford. Proceeds from the Credit Facility were used to fund working capital and for general corporate purposes, including capital expenditures. On August 31, 2000, all outstanding amounts under the Credit Facility were to become automatically due and payable. Penford agreed that, for a period ending August 31, 2000, it would guarantee the Company's indebtedness under the Credit Facility. LIBOR Advances (available in multiples of $1,000,000 for 1, 2 or 3 month LIBOR periods) under the Credit Facility bore interest at a rate equal to LIBOR, plus 1.25%. Base Rate Advances (available in minimum amounts of $100,000) bore interest at the Bank's Alternate Base Rate. The Credit Facility also required commitment fees to be paid of .325% on unused portions of the commitment amount. The Credit Facility contained a number of financial covenants that related to Penford (and not Penwest), including requirements that Penford maintain certain levels of financial performance and capital structure. The Credit Facility also contained certain covenants applicable to both Penford and Penwest including restrictions on the incurrence of additional debt and the payment of dividends. Based upon the terms of the Credit Facility, Penwest could not make dividend payments. Accordingly, the Company was substantially dependent on Penford's compliance with such covenants in order to access and maintain the Credit Facility.

     In March 2000, in connection with its private placement of common stock (see Note 16), the Company repaid its outstanding obligations under the Credit Facility and, accordingly, the amount outstanding at December 31, 1999 of $6.7 million, was excluded from current liabilities. Pursuant to the terms of the Credit Facility, amounts available to the Company are reduced by any net proceeds from financings conducted by the Company, thereby terminating the Credit Facility.

  Amounts outstanding under the Credit Facility are as follows:

                                                          DECEMBER 31,
                                                         1999     1998
                                                        ------   ------
                                                         (IN THOUSANDS)
         LIBOR Advances - 7.4% and 6.5% at
            December 31, 1999 and 1998, respectively,
            Maturities from January 24, 2000 through
            February 22, 2000 .......................   $6,000   $2,000
         Base Rate Advances, 8.5% and 7.8% at
            December 31, 1999 and 1998,
            respectively ............................      700      200
                                                        ------   ------
                                                        $6,700   $2,200
                                                        ======   ======

Approximately $303,000 and $52,000 of interest was paid in 1999 and 1998, respectively.

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

     In connection with the Distribution, the Company and Penford have entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions which were required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under its credit facility (see Note 6); (ii) a Services Agreement pursuant to which Penford continued on an interim basis to provide specified services to the Company until June 30, 1999 or until Penwest no longer needed the services, of which costs were charged to the Company on an actual or allocated basis, plus a specified profit percentage (as of August 31, 1998, significant services were no longer provided to the Company by Penford).; (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities; (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and
(v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities were incurred by Penwest related to the Penford defined benefit plan.

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

8. TRANSACTIONS WITH PENFORD

    The intercompany indebtedness to Penford that was contributed upon the Distribution consisted solely of advances. These advances were generated primarily from the initial acquisition of the Company, the addition of a microcrystalline cellulose plant and the funding of operations. The intercompany indebtedness to Penford was a non-interest-bearing obligation. Average balances for the 1998 period prior to the Distribution were $46,784,000. The Company also participated in pension and other employee benefit plans sponsored by Penford and purchases inventory from a wholly-owned subsidiary of Penford. The inventory purchases amounted to approximately $469,000, $438,000 and $367,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes the terms of its employee benefit and inventory purchase transactions approximate those that would have been reached with a third party in an arms length transaction and represent the approximate costs the Company would have incurred on a stand-alone basis. Penford allocated executive office salaries, bonuses and legal fees to the Company in the form of a management fee prior to the Distribution Date. The costs making up the management fee were allocated to the Company based upon its pro rata portion of Penford's consolidated revenue. The Company believes the management fees approximate the actual costs of services provided and represent the approximate costs the Company would have incurred on a stand-alone-basis. Included in selling, general and administrative expenses is a management fee of $219,000 and $601,000 for the years ended December 31, 1998 and 1997 respectively.

9. EQUITY

Penford Stock Option Plan

    Certain of the Company's employees participated in Penford's 1994 Stock Option Plan (the "1994 Plan") for which 1,000,000 shares of common stock had been authorized for grants of options by

Penford. The 1994 Plan provided for the granting of stock options at the fair market value of the common stock on the date of grant. Either incentive stock options or non-qualified stock options were granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant. Changes in Penford stock options granted to employees of Penwest for the years ended December 31, 1997 and 1998 (through the Distribution) are as follows:

                                                   OPTION PRICE     WTD. AVERAGE
                                       SHARES         RANGE        EXERCISE PRICE
                                     ---------    --------------   --------------
1997
Balance December 31, 1996 .........    165,500    $17.00 - 24.50       $19.61
Granted ...........................      1,000        $18.25           $18.25
Exercised .........................       (600)       $18.25           $18.25
Cancelled .........................     (1,800)       $18.25           $18.25
                                      --------
Balance, December 31, 1997 ........    164,100    $17.00 - 24.50       $19.62
                                      ========

1998
Granted ...........................         --                --           --
Exercised .........................     (4,800)   $17.00 - 18.25       $17.83
Transferred to Spin-Off Option Plan   (159,300)   $17.00 - 24.50       $20.15
                                      --------
Balance, December 31, 1998 ........         --
                                      ========

   Penwest Stock Option Plans

    As of December 31, 1999 the Company had two stock option plans: the 1997 Equity Incentive Plan (the "1997 Plan"), and the 1998 Spin-off Option Plan (the "Spin-off Plan"). The 1997 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into Common Stock and the grant of stock appreciation rights (collectively "Awards"). A total of 2,660,000 shares of Common Stock may be issued pursuant to Awards granted under the 1997 Plan. Awards may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant subject to certain limitations. Restricted stock awards entitle recipients to acquire shares of Common Stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. During 1998, 52,500 restricted shares were granted. There were no such shares granted in either 1999 or 1997.

    The Company's 1998 Spin-off Option Plan was adopted by the Company in June 1998 to provide for the grant of stock options to employees of Penwest and non-employee directors of Penford who held options to purchase Penford Common Stock as of the Distribution Date and who cease to be employees of Penford under the terms of Penford's stock option plans. As of the Distribution Date, options to purchase 1,000,722 shares of Common Stock were granted to the Company's employees and non-employee directors of Penford under the Spin-off Plan. The exercise price and number of options was calculated so as to preserve the Penford options' approximate value as of the Distribution Date. The Board may not grant any additional options under the Spin-off Plan. If any option expires or is terminated, surrendered, canceled or forfeited, the unused Common Stock covered by such option will cease to be available for grant under the Spin-off Plan.

                                                   OPTION PRICE    WTD. AVERAGE
                                         SHARES       RANGE       EXERCISE PRICE
                                       ---------   ------------   --------------
1998
Balance, December 31, 1997 .......            --             --           --
Spin-off Option Plan .............     1,000,722   $4.06 - 8.67        $5.78
Granted ..........................     1,032,455   $3.70 - 8.06        $6.74
Exercised ........................            --             --           --
Cancelled ........................      (319,739)  $5.72 - 6.75        $6.59
                                       ---------
Balance, December 31, 1998 .......     1,713,438   $3.70 - 8.67        $6.21
                                       =========

1999
Granted ..........................       332,307   $4.78 - 9.21        $7.33
Exercised ........................       (85,160)  $5.26 - 7.03        $6.19
Cancelled ........................       (35,092)  $5.26 - 6.75        $6.35
                                       ---------
Balance, December 31, 1999 .......     1,925,493   $3.70 - 9.21        $6.41
                                       =========

Options Exercisable ..............       722,818   $3.70 - 9.21        $6.00
                                       =========

Stock Compensation

    Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" requires the Company to disclose the pro forma impact on net loss and loss per basic and diluted share as if compensation expense associated with employee stock options granted to employees of Penwest had been calculated under the fair value method of Statement No.
123 as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                        1999       1998       1997
                                                        ----       ----       ----
                                                           (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net loss - as reported                                $(7,681)   $(8,829)   $(7,316)
Net loss - pro forma                                  $(9,286)   $(9,712)   $(7,766)
Net loss per share, basic and diluted - as reported   $ (0.69)   $ (0.80)   $ (0.66)
Net loss per share, basic and diluted - pro forma     $ (0.84)   $ (0.88)   $ (0.70)

    The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           1999           1998           1997
                                           ----           ----           ----
Expected dividend yield                      None           None           None
Risk free interest rate                     5.80%          5.50%          5.90%
Expected volatility                           75%           119%            49%
Expected life of options                7.5 years      7.5 years      4.8 years

    The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $5.73, $6.17, and $2.99, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1999 is 8.0 years. The weighted effect of applying Statement No. 123 for providing pro forma disclosures for the years ended December 31, 1999, 1998 and 1997 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted before 1995 that vest over four to five years. No additional Penford shares were granted to the Company employees subsequent to December 31, 1997.

Employee Stock Purchase Plan

    The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe "during specified offering periods" to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. There were 25,930 shares and 6,509 shares issued under the Plan during 1999 and 1998, respectively. There were no shares issued prior to 1998.

Rights Agreement

   On June 25, 1998, the Company's Board of Directors declared a dividend of one right for each outstanding share of the Company's Common Stock (the "Right") to shareholders of record at the close of business on July 28, 1998. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Preferred Stock, at a purchase price of $60 in cash, subject to adjustment.

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

10. COMMITMENTS

   Leases

    The Company's manufacturing facility in Finland is leased under a two-year operating lease which includes renewal options with annual rental expense of $182,000 plus additional charges determined on a month-to-month basis for equipment and warehouse usage. In addition, certain of the Company's property, plant and equipment is leased under operating leases ranging from one to fifteen years and includes periodic escalation clauses based on rental market conditions as well as insurance rent payments. Rental expense under operating leases was $343,000, $316,000 and $283,000 for the years ended December 31, 1999, 1998, and
1997, respectively. Future minimum lease payments as of December 31, 1999 for noncancellable operating leases having initial lease terms of more than one year are as follows:

                                                   OPERATING
                                                     LEASES
                                                     ------
                                                 (IN THOUSANDS)
                          2000                       $509
                          2001                        475
                          2002                         75
                          2003                         60
                          2004                         57
                       Thereafter                     122
                                                   ------
              Total minimum lease payments         $1,298
                                                   ======

11. INCOME TAXES

    The provision (benefit) for federal, state and foreign income taxes consists of the following:

                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
                                     1999      1998     1997
                                    -----    -------    ----
                                         (IN THOUSANDS)
                   Federal:
                     Deferred ...   $(218)   $(1,585)   $(81)
                   Foreign:
                     Current ....     283         88     247
                     Deferred ...     (87)      (100)     --
                   State:
                     Current ....       2         12       1
                     Deferred ...     (48)      (441)    (23)
                                    -----    -------    ----
                                    $ (68)   $(2,026)   $144
                                    =====    =======    ====

The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision (benefit) is as follows:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                 1999    1998    1997
                                                 ----    ----    ----
                                                    (IN THOUSANDS)
          Statutory tax rate ................    (34)%   (34)%   (34)%
          Valuation allowance ...............     35      --      --
          Tax benefit utilized by Penford ...     --      19      36
          Foreign taxes .....................     (1)     (1)     --
          State taxes, net of federal benefit     --      (3)     --
          Other .............................     (1)     --      --
                                                 ---     ---     ---
                                                 (1)%   (19)%     2 %
                                                 ===     ===     ===

    The components of deferred income tax (assets) and liabilities at December 31 are as follows:

                                                      1999       1998
                                                      ----       ----
                                                       (IN THOUSANDS)
         Receivable allowance ...................   $   (95)   $   (91)
         Inventory reserves and basis differences      (282)      (265)
         Other ..................................        80         --
                                                    -------    -------
         Current deferred tax asset .............   $  (297)   $  (356)
                                                    =======    =======

         Depreciation and amortization ..........   $ 3,631    $ 3,743
         Deferred compensation and SERP liability      (904)      (872)
         Net operating loss carryforwards .......    (5,836)    (2,282)
         Valuation allowance ....................     3,629        343
                                                    -------    -------
         Non-current net deferred tax liability .   $   520    $   932
                                                    =======    =======

    The Company's income tax payments, primarily comprised of foreign income taxes, approximated $243,000, $151,000 and $181,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Through August 31, 1998 the Company was included in the consolidated federal and state tax returns of Penford. In accordance with the Company's tax sharing agreement, the Company was not compensated for tax losses that were utilized by Penford. As a result of Penford fully utilizing all of the Company's tax losses through the Distribution Date, the Company does not possess net operating loss carryforwards attributable to such periods. Through August 31, 1998, Penford has utilized approximately $26,693,000 of federal net operating loss carryforwards that the Company would have had outstanding were it a stand-alone entity through such date, of which approximately $3,393,000, $4,503,000, $5,084,000, $7,643,000 and $6,070,000 would have expired in 2009, 2010, 2011, 2012 and 2013, respectively. In addition, Penford is liable for any federal, state or foreign tax adjustments assessed against the Company for periods through the Distribution Date. The valuation allowance and the deferred tax assets at December 31, 1998 related to deferred compensation and the SERP liability, were recorded in conjunction with the Contribution (see Note 7).

    At December 31, 1999, the Company has federal net operating loss ("NOL") carryforwards of $15,111,000 for income tax purposes, of which approximately $6,187,000 and $8,924,000 expire in 2018 and 2019, respectively. The use of the NOLs is limited to future taxable earnings of the Company. For financial reporting purposes, a valuation allowance of $3.6 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward.

    The Company's policy is to permanently reinvest foreign earnings. Accumulated foreign earnings, for which no deferred taxes have been provided, amounted to $3,372,000 $2,580,000 and $2,230,000 as of December 31, 1999, 1998
and 1997, respectively. If such earnings were to be repatriated, the income tax effect would not be significant.

    Included in the loss before income taxes is foreign income of $971,000, $476,000 and $757,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

12. PENSION AND OTHER EMPLOYEE BENEFITS

   Savings and Stock Ownership Plans

    The Company's employees participated, prior to the Distribution, in Penford's Savings and Stock Ownership Plan and costs were charged to the Company based upon actual costs incurred for the Company's employees. Seventy-five percent (75%) of employee's contributions were matched up to 6% of the employee's pay, in the form of Penford common stock. A similar plan was adopted by the Company upon the Distribution. The primary changes in the new plan include the shortening of the vesting period from five years to four years and the Company's match is now in the form of cash. The Company's expense under the Plans was $212,000, $217,000 and $161,000 for 1999, 1998 and 1997, respectively.

    The Plans also include a discretionary annual profit-sharing component that is awarded by Penford's Board of Directors prior to the spin-off and Penwest's Board of Directors subsequent to the spin-off, generally based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plans. The profit sharing expense related to the Company's employees was $125,000 and $95,000 for 1998 and 1997, respectively. There was no profit sharing expense in 1999.

   Supplemental Executive Retirement Plan

    Penford sponsored a Supplemental Executive Retirement Plan (SERP), a nonqualified plan, which covers the Chairman and Chief Executive Officer of Penwest. For 1999, 1998 and 1997, the net expense for the SERP incurred by Penwest was $141,000, $56,000 and $22,000, respectively. The allocated costs represent the costs attributable to the Company's employees. As part of the Distribution, the SERP liability was assumed by the Company. The Company does not fund this liability and no assets are held by the Plan. The following disclosures represent information subsequent to the Distribution.

    Change in benefit obligation (in thousands):

                                                         1999       1998
                                                         ----       ----
      Benefit obligation at beginning of period ....   $ 1,388    $ 1,362
      Service cost .................................       (15)        (5)
      Interest cost ................................        96         32
      Actuarial gains ..............................      (151)        (1)
                                                       -------    -------
          Benefit obligation at December 31 ........   $ 1,318    $ 1,388
                                                       =======    =======

    Funded status (in thousands):

                                                         1999       1998
                                                         ----       ----
      Funded status ................................   $(1,318)   $(1,388)
      Unrecognized net transition obligation .......       280        340
      Unrecognized prior service cost ..............       162        225
      Unrecognized net actuarial gain ..............      (796)      (708)
                                                       -------    -------
          Net amount recognized at December 31,
          (included in other long term liabilities)    $(1,672)   $(1,531)
                                                       =======    =======

Components of net periodic benefit cost (in thousands):

                                                       1999    1998
                                                       ----    ----
            Service cost ..........................   $ (15)   $ (4)
            Interest cost .........................      96      32
            Amortization of unrecognized transition
              obligation ..........................      60      19
            Amortization of prior service cost ....      63      21
            Amortization of gains .................     (63)    (21)
                                                      -----    ----
                Net periodic benefit cost .........   $ 141    $ 47
                                                      =====    ====

The plan's accumulated benefit obligation at December 31, 1999 and 1998 was $1,066,000 and $1,088,000, respectively. The Company's benefit obligation was measured using a weighted average discount rate of 7.5% in 1999 and 7% in 1998 and a compensation increase of 3% in 1999 and 1998. The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan.

   Health Care and Life Insurance Benefits

    The Company offers health care and life insurance benefits to most active employees. Costs incurred for these benefits were $491,000, $496,000 and $343,000 in 1999, 1998 and 1997, respectively.

   Pension Plan

    Prior to the Distribution, Penwest participated in a noncontributory defined benefit pension plan (the Plan) that covered substantially all employees. The Plan was sponsored by Penford and costs were allocated based upon actual costs incurred for the Company's employees. In addition to the employees of the Company, employees of Penford and its other subsidiaries participated in the Plan. The Company has accounted for its involvement in the overall Plan as a participant in a multi-employer pension plan. Under this method, the Company recognized as net periodic pension costs its allocated contribution for the period. The Company recognized a liability to Penford for any contributions due and unpaid.

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

    Pension expense of $50,000 and $66,000 was recorded for the years ended December 31, 1998 and 1997, respectively, for this Plan. There was no pension expense for 1999.

13. LICENSING AGREEMENTS

    The Company enters into collaborative arrangements with pharmaceutical companies to facilitate and expedite the commercialization of its TIMERx drug delivery technology.

    In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals Inc. ("Endo") with respect to the development of controlled release formulations of oxymorphone based on the Company's TIMERx technology (the "Endo Products"). Under the agreement, the Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market the Endo Products in the United States. The manufacture and marketing of Endo Products outside of the United States may be conducted by the Company, Endo or a third party, as determined by a committee comprised of an equal number of members from each of the Company and Endo. The Company and Endo have agreed to share the costs involved in the development and commercialization of the Endo Products and that the party marketing the Endo Products (which the Company expects will be Endo) will pay the other party royalties equal to 50% of their respective net marketing revenues after fully-burdened costs (although this percentage will decrease as the total U.S. marketing revenues from an Endo Product increase), subject to each party's right to terminate its participation with respect to any Endo Product described above. Endo will purchase formulated TIMERx material for use in the Endo Products exclusively from the Company at specified prices. Such prices will be reflected in the determination of fully-burdened costs. Under the Company's strategic alliance agreement with Endo, the Company is contractually obligated to spend an additional $4.3 million, but intends to fund the full 50% of the development costs.

    Royalties and licensing fees revenue consist solely of payments received under TIMERx collaborative agreements. Included in royalties and licensing revenue are approximately $175,000, $80,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997, respectively, of payments received upon the signing of collaborative agreements. These up-front payments relate principally to the performance of pilot bioequivalence studies and have been recognized upon the delivery of the results of such studies to the collaborators. In addition, approximately $340,000, $190,000 and $861,000 of non-refundable milestone payments were recognized as the milestones were achieved during the years ended December 31, 1999, 1998 and 1997, respectively. Approximately $6,429,000, $5,084,000 and $3,075,000 for the years ended December 31, 1999, 1998 and 1997, respectively, of research and development expense principally related to applications of TIMERx technology to products covered by the Company's collaborative agreements. Since the collaborative agreements can be terminated by either party, the costs associated with such agreements could be discontinued by the Company. Such costs are typically incurred prior to the receipt of milestones, royalties and other payments.

14. CONTINGENCIES

    In 1994, the Boots Company PLC ("Boots") filed an opposition to a patent granted by the European Patent Office (the "EPO") to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals. There can be no assurance that the Company will prevail in this matter. An unfavorable outcome could materially adversely affect the Company's business, financial condition, cash flows and results of operations.

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

                              NORTH
                             AMERICA   FINLAND     OTHER   ELIMINATIONS   TOTAL
                             -------   -------     -----   ------------   -----
                                              (IN THOUSANDS)
DECEMBER 31, 1999
Total Revenues ..........    $35,190    $5,490    $4,038     $(7,511)    $37,207
Long-lived Assets .......    $23,377    $  650    $   34                 $24,061

DECEMBER 31, 1998
Total Revenues ..........    $27,716    $3,844    $3,411     $(5,960)    $29,011
Long-lived Assets .......    $24,572    $  855    $   66                 $25,493

DECEMBER 31, 1997
Total Revenues ..........    $24,818    $3,470    $2,993     $(4,340)    $26,941
Long-lived Assets .......    $23,411    $  899    $  134                 $24,444

    Neither the revenues nor long-lived assets in Germany or the United Kingdom, individually or in the aggregate, exceed 10% of total revenues or long-lived assets, respectively, of the Company.

16. SUBSEQUENT EVENTS

     On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors, resulting in the sale of 1,399,232 shares for approximately $18.2 million, less expenses. Approximately $7.7 million was used to repay the existing outstanding balance under the Credit Facility as required by its terms. The Credit Facility is no longer available to the Company (see Note 6).

    On March 2, 2000 Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage will be comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan has also agreed to purchase from the Company formulated bulk TimerX manufactured for Nifedipine XL.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           PENWEST PHARMACEUTICALS CO.
                                DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                                               Charged to
                                     Balance at   Charged to      Other                        Balance at
                                     Beginning     Costs and    Accounts    Deductions           End of
                                     of Period     Expenses     Describe     Describe            Period
                                     ---------     --------     --------     --------            ------
Year ended December 31, 1999
  Allowance for Doubtful Accounts      $227          $ 32          --          $ 14      (a)      $245
  Inventory Reserve                    $132          $243          --          $ 98      (b)      $277

Year ended December 31, 1998
  Allowance for Doubtful Accounts      $337          $ 74          --          $184      (a)      $227
  Inventory Reserve                    $ 80          $ 52          --            --                $132

Year ended December 31, 1997
  Allowance for Doubtful Accounts      $237          $100          --            --                $337
  Inventory Reserve                    $ 80            --          --            --                $ 80

(a)  Uncollectible accounts written off, net of recoveries.

(b)  Disposals of unrecoverable inventory costs.

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

10.6       Intentionally Omitted.

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

10.18* Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.

+10.19**   License Agreement dated December 17, 1997 between Synthelabo and the
           Registrant.

+10.20**   Supply Agreement dated December 17, 1997 between Synthelabo and the
           Registrant.

10.21**    Revolving Term Credit Facility dated July 2, 1998 by and between the
           Company and the Bank of Nova Scotia.

10.22+++ Manufacturing Agreement dated September 27, 1999 between the Company and Draxis Pharma, Inc.

21.1*      Subsidiaries.

23         Consent of Ernst & Young LLP.

24         Power of Attorney.

27.1       Financial Data Schedule (December 31, 1999)

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

+++Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.