Form 10-Q
period 2000-03-31
PENWEST PHARMACEUTICALS CO
filed 2000-05-15
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________


                          Commission File No. 000-23467


                           PENWEST PHARMACEUTICALS CO.
             (Exact name of registrant as specified in its charter)


              Washington                                  91-1513032
------------------------------------------  ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

     2981 Route 22, Patterson, NY                        12563-9970
------------------------------------------  ------------------------------------
 (Address of principal executive offices)                 (Zip Code)


                                 (914) 878-3414
              ----------------------------------------------------
              (Registrant's telephone number, including area code.)


    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X             No
                                    -----               -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000.

                 Class                                  Outstanding
      -----------------------------                     -----------
      Common stock, par value $.001                      12,610,975

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
Part I.           Financial Information

       Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets.................................     3

                  Condensed Consolidated Statements of Operations.......................     4

                  Condensed Consolidated Statements of Cash Flows.......................     5

                  Notes to Condensed Consolidated Financial Statements..................     6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................     8

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk............     11

Part II.          Other Information

       Item 2.    Changes in Securities and Use of Proceeds.............................     12

       Item 6.    Exhibits and Reports on Form 8-K......................................     12

Signatures..............................................................................     13

Exhibit Index...........................................................................     13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                   MARCH 31,   DECEMBER 31,
                                                                     2000           1999
                                                                  ----------   ------------
                                                                  (Unaudited)     (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents ...................................    $  9,954       $    739
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $259 and $245 ......................       6,506          5,043
Inventories:
  Raw materials and other .....................................       1,131          1,513
  Finished goods ..............................................       5,610          6,136
                                                                   --------       --------
                                                                      6,741          7,649
  Prepaid expenses and other current assets ...................         491            629
  Deferred income taxes .......................................         297            297
                                                                   --------       --------
     Total current assets .....................................      23,989         14,357
  Fixed assets, net ...........................................      18,696         18,942
  Other assets ................................................       5,125          5,118
                                                                   --------       --------
     Total assets .............................................    $ 47,810       $ 38,417
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................    $  2,069       $  3,296
  Accrued expenses ............................................       4,176          2,707
  Taxes payable ...............................................         411            344
                                                                   --------       --------
       Total current liabilities ..............................       6,656          6,347

  Loans payable refinanced in March 2000 ......................        --            6,700
  Deferred income taxes .......................................         509            520
  Other long-term liabilities .................................       2,387          2,341
                                                                   --------       --------
       Total liabilities ......................................       9,552         15,908
Shareholders' equity :
  Preferred stock, par value $.001, authorized
     1,000,000 shares, none outstanding .......................        --             --
  Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     12,610,975shares in 2000 and 11,148,718
      shares in 1999 ..........................................          12             11
  Additional paid in capital ..................................      76,944         59,718
  Accumulated deficit .........................................     (37,450)       (36,159)
  Accumulated other comprehensive loss ........................      (1,248)        (1,061)
                                                                   --------       --------
       Total shareholders' equity .............................      38,258         22,509
                                                                   --------       --------
       Total liabilities and shareholders' equity .............    $ 47,810       $ 38,417
                                                                   ========       ========


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                          2000            1999
                                                        --------       ---------
                                                               (UNAUDITED)
Revenues
  Product sales .....................................   $10,437       $ 9,737
  Royalties and licensing fees ......................       912            79
                                                        -------       -------
      Total revenues ................................    11,349         9,816
Cost of product sales ...............................     6,773         6,944
                                                        -------       -------
    Gross profit ....................................     4,576         2,872
Operating expenses
  Selling, general and administrative ...............     3,025         2,596
  Research and product development ..................     2,620         1,737
                                                        -------       -------
    Total operating expenses ........................     5,645         4,333
                                                        -------       -------
Loss from operations ................................    (1,069)       (1,461)
Interest expense ....................................       126            64
                                                        -------       -------
Loss before income taxes ............................    (1,195)       (1,525)
Income tax expense ..................................        96            16
                                                        -------       -------
Net loss ............................................   $(1,291)      $(1,541)
                                                        =======       =======

Basic and diluted net loss per share ................   $  (.11)      $  (.14)
                                                        =======       =======

Weighted average shares of common stock
   outstanding ......................................    11,554        11,054
                                                        =======       =======


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            2000       1999
                                                           -------    -------
                                                               (UNAUDITED)

Net cash used in operating activities .................    $  (743)   $  (806)

Investing activities:
  Acquisitions of fixed assets, net ...................       (490)      (109)
  Other ...............................................        (56)       (89)
                                                           -------    -------
Net cash used in investing activities .................       (546)      (198)

Financing activities:
  Borrowings from credit facility .....................      2,800      2,200
  Repayments of credit facility .......................     (9,500)    (1,600)
  Issuance of common stock, net .......................     17,227        398
                                                           -------    -------
Net cash provided by financing activities .............     10,527        998

Effect of exchange rate changes on cash and cash
 equivalents ..........................................        (23)       (79)
                                                           -------    -------
Net increase (decrease) in cash and cash equivalents ..      9,215        (85)
Cash and cash equivalents at beginning of period ......        739      1,476
                                                           -------    -------
Cash and cash equivalents at end of period ............    $ 9,954    $ 1,391
                                                           =======    =======



     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS

         Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel oral drug delivery products and technologies. Based on its extensive expertise in developing and manufacturing tableting ingredients for the pharmaceutical industry, the Company has developed TIMERx, a proprietary controlled release drug delivery technology and PROSOLV(TM) ("PROSOLV"), another drug delivery technology which improves the performance characteristics of tablets. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations.

3.  RECENT ACCOUNTING DEVELOPMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain up-front non-refundable fees over the life of the related collaboration agreement. The Company understands that the SEC intends to provide additional guidelines during the second quarter of 2000 with respect to interpretations of SAB 101 which may also affect the accounting for certain milestone fees included in multi-element agreements. The Company intends to make a change in its accounting policy for up-front non-refundable fees, as required, in the second quarter of 2000, however, it is currently unknown whether the additional guidelines from the SEC will affect the Company's current accounting policies relating to milestone fees received in connection with its multi-element collaboration agreements. Any changes made for the adoption of SAB 101 will result in a non-cash charge to operations for the cumulative effect of the change as of January 1, 2000. The effect of the change for up-front non-refundable fees previously recognized is not expected to be material to the results of operations for the year.

4.  INCOME TAXES

         The effective tax rates for each of the three month periods ended March 31, 2000 and 1999, were expenses of 8% and 1%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit primarily due to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.


5.  COMPREHENSIVE LOSS

    The components of comprehensive loss, for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                   2000                 1999
                                                 --------            --------
                                                        (IN THOUSANDS)

    Net loss                                      $(1,291)           $(1,541)
    Foreign currency translation adjustments         (187)              (283)
                                                  --------           --------

    Comprehensive loss                            $(1,478)           $(1,824)
                                                  ========           ========


         Accumulated other comprehensive loss equals the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.

6.  ISSUANCE OF COMMON STOCK

         On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors, resulting in the sale of 1,399,232 shares for approximately $18.2 million. The Company received approximately $17 million after expenses. Approximately $7.7 million of these proceeds was used to repay the existing outstanding balance under the Company's unsecured revolving credit facility as required by its terms. The credit facility is no longer available to the Company.

7.  COLLABORATION AGREEMENT

         On March 2, 2000, Mylan Pharmaceuticals Inc. ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan has also agreed to purchase from the Company formulated bulk TIMERx manufactured for Nifedipine XL.


8.  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Penwest Pharmaceuticals Co. is engaged in the research, development and commercialization of novel oral drug delivery technologies. The Company has extensive experience in developing and manufacturing tableting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. On August 31, 1998 (the "Distribution Date"), Penwest became an independent, publicly owned company when Penford Corporation ("Penford") the Company's former parent, distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's common stock for every two shares of Penford common stock held by them.

    The Company has incurred net losses since 1994. As of March 31, 2000, the Company's accumulated deficit was approximately $37.5 million. The Company expects net losses to continue at least into mid 2000. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, Mylan's sales of Pfizer's 30 mg generic version of Procardia XL (as described later) and, to a lesser extent, an increase in sales of its other pharmaceutical excipients products. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

      On March 2, 2000, Mylan Pharmaceuticals ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan has also agreed to purchase from the Company formulated bulk TIMERx manufactured for Nifedipine XL.

    Under most of the Company's collaborative agreements, the Company is entitled to receive milestone payments, royalties on the sale of the products covered by such collaborative agreements and payments for the purchase of formulated TIMERx material. Except for royalties from Mylan recorded in the first quarter of 2000, relating to Mylan's sales of Pfizer's 30 mg generic version of Procardia XL, substantially all of the drug delivery revenues generated to date have been milestone fees received for products under development as well as sales of formulated TIMERx. There can be no assurance that the Company's controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain up-front non-refundable fees over the life of the related collaboration agreement. The Company understands that the SEC intends to provide additional guidelines during the second quarter of 2000 with respect to interpretations of SAB 101 which may also affect the accounting for certain milestone fees included in multi-element agreements. The Company intends to make a change in its accounting policy for up-front non-refundable fees, as required, in the second quarter of 2000, however, it is currently unknown whether the additional guidelines from the SEC will affect the Company's current accounting policies relating to milestone fees received in connection with its multi-element collaboration agreements. Any changes made for the adoption of SAB 101 will result in a non-cash charge to operations for the cumulative effect of the change as of January 1, 2000. The effect of the change for up-front non-refundable fees previously recognized is not expected to be material to the results of operations for the year.

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

RESULTS OF OPERATIONS

    Quarter Ended March 31, 2000 and 1999

    Total revenues increased 15.6% for the first quarter of 2000 to $11.3 million from $9.8 million for the first quarter of 1999. Product sales increased to $10.4 million for the first quarter of 2000 compared to $9.7 million for the first quarter of 1999, representing an increase of 7.2%. The increase in product sales was primarily due to shipments of formulated bulk TIMERx to Mylan in anticipation of their launch of Nifedipine XL and prior to their supply and distribution agreement with Pfizer. On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan has also agreed to purchase from the Company certain formulated bulk TIMERx manufactured for Nifedipine XL, the remainder of which will be shipped in the third quarter of 2000. The increase in royalties and licensing fee revenues was also primarily attributable to royalties from Mylan on generic Procardia XL, earned in the first quarter of 2000.

    Gross profit increased to $4.6 million or 40.3% of total revenues for the first quarter of 2000 from $2.9 million or 29.3% of total revenues for the first quarter of 1999. Gross profit percentage on product sales increased to 35.1% for the first quarter of 2000 from 28.7% for the first quarter of 1999. The increase in overall gross profit percentage was primarily due to royalties from Mylan, and increased sales of formulated bulk TIMERx and PROSOLV, which have higher overall margins.

    Selling, general and administrative expenses increased by 16.5% for the first quarter of 2000 to $3.0 million from $2.6 million for the first quarter of 1999. The increase is primarily due to increased selling and marketing expenses as the Company has increased the commercialization efforts of its technologies.

    Research and product development expenses increased by 50.8% for the first quarter of 2000 to $2.6 million from $1.7 million for the first quarter of 1999. This increase was primarily due to the continuing development of a narcotic analgesic product with Endo Pharmaceuticals Inc. ("Endo") which is currently in Phase II clinical trials, as well as increased activity in the Company's drug development pipeline.

    The effective tax rates for each of the quarters ended March 31, 2000 and 1999, were expenses of 8% and 1%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit primarily due to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Subsequent to the Distribution, the Company has funded its operations and capital expenditures from cash from operations and advances under a credit facility. The Company had an available revolving credit facility of $15.0 million of unsecured financing (the "Credit Facility"), which was guaranteed by Penford.

      On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors, resulting in the sale of 1,399,232 shares for approximately $18.2 million. The Company received approximately $17 million after fees. Approximately $7.7 million was used to repay the existing outstanding balance under the Company's Credit Facility as required by its terms. The Credit Facility was subsequently terminated and is no longer available to the Company.

    As of March 31, 2000, the Company had cash and cash equivalents of $10.0 million. In April 2000, the Company paid approximately $1.3 million of expenses associated with the private placement of its common stock. The Company has no committed sources of capital. As of March 31, 2000, the Company did not have any material commitments for capital expenditures. The Company has entered into a strategic alliance agreement with Endo and the Company expects to expend an additional $7 million, primarily in 2000 and 2001 on the development of a drug. The Company expects to utilize available cash and cash from operations to fund expenditures. However, the Company may be required to raise additional funds to continue its development activities under the Endo agreement. However, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

    The Company had negative cash flow from operations in each of the periods presented primarily due to net losses for the periods, as well as significantly higher trade receivables at March 31, as compared with December 31 trade receivables. This was partially offset by reduced inventory levels from December 31, 1999. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks.

    The Company anticipates that its existing capital resources, as well as internally generated funds, will enable it to maintain currently planned operations at least into mid 2001. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's traditional excipients; (v) the costs to the Company of bioequivalence studies for the Company's products; (vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and
(vii) the development of manufacturing, marketing and sales capabilities.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the matters discussed in the Overview to Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations and the matters set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

    The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company's interest rate risk has consisted of cash flow risk associated with borrowing under its variable rate Credit Facility, which was paid off and terminated in March 2000. The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business.

                          PART II. -- OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors resulting in the sale of 1,399,232 shares for approximately $18.2 million.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       a.       Exhibits.

                See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

       b.       Reports on Form 8-K.

                On March 10, 2000, the Company filed a report on Form 8-K reporting the Company's private placement of common stock and the Company's March 2000 agreement with Mylan Pharmaceuticals Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PENWEST PHARMACEUTICALS CO.


Date:   May 12, 2000                           /s/ Tod R. Hamachek
                                               ---------------------------------
                                               Tod R. Hamachek
                                               Chairman of the Board and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


Date:   May 12, 2000                           /s/ Jennifer L. Good
                                               --------------------------------
                                               Jennifer L. Good
                                               Vice President Finance and Chief
                                               Financial Officer
                                               (Principal Financial Officer)





                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION

      27                Financial Data Schedule

      99 Pages 31 through 40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 21, 2000 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).