Form 10-Q
period 2000-06-30
PENWEST PHARMACEUTICALS CO
filed 2000-08-14
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________


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

                            Yes  X             No
                                ---               ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2000.

              Class                                           Outstanding
   -----------------------------                              -----------
   Common stock, par value $.001                              12,633,024

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS


                                                                                                    PAGE

Part I.           Financial Information

       Item 1.    Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets.................................              3

                  Condensed Consolidated Statements of Operations.......................              4

                  Condensed Consolidated Statements of Cash Flows.......................              5

                  Notes to Condensed Consolidated Financial Statements..................              6

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................              8

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk............             11

Part II.          Other Information

       Item 4.    Submission of Matters to a Vote of Security Holders...................             12

       Item 6.    Exhibits and Reports on Form 8-K......................................             12

Signature...............................................................................             13

Exhibit Index...........................................................................             14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2000               1999
                                                                 --------         ------------
                                                               (Unaudited)          (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents ...........................          $  6,252           $    739
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $261 and $245 ..............             6,104              5,043
Inventories:
  Raw materials and other .............................             1,367              1,513
  Finished goods ......................................             6,746              6,136
                                                                 --------           --------
                                                                    8,113              7,649
  Prepaid expenses and other current assets ...........               474                629
  Deferred income taxes ...............................               297                297
                                                                 --------           --------
     Total current assets .............................            21,240             14,357
  Fixed assets, net ...................................            18,259             18,942
  Other assets ........................................             5,136              5,118
                                                                 --------           --------
     Total assets .....................................          $ 44,635           $ 38,417
                                                                 ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................          $  1,820           $  3,296
  Accrued expenses ....................................             3,202              2,707
  Taxes payable .......................................               313                344
  Other ...............................................               187                 --
                                                                 --------           --------
       Total current liabilities ......................             5,522              6,347

Loans payable refinanced in March 2000 ................                --              6,700
Deferred income taxes .................................               505                520
Other long-term liabilities ...........................             2,432              2,341
                                                                 --------           --------
       Total liabilities ..............................             8,459             15,908
Shareholders' equity:
  Preferred stock, par value $.001, authorized
     1,000,000 shares, none outstanding ...............                --                 --
  Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     12,626,774  shares in 2000 and 11,148,718
      shares in 1999 ..................................                13                 11
  Additional paid in capital ..........................            77,044             59,718
  Accumulated deficit .................................           (39,605)           (36,159)
  Accumulated other comprehensive loss ................            (1,276)            (1,061)
                                                                 --------           --------
       Total shareholders' equity .....................            36,176             22,509
                                                                 --------           --------
       Total liabilities and shareholders' equity......          $ 44,635           $ 38,417
                                                                 ========           ========


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               THREE MONTHS
                                                                              ENDED JUNE 30,
                                                                              --------------
                                                                          2000               1999
                                                                          ----               ----
                                                                                (UNAUDITED)
                         Revenues
                           Product sales                                $  7,719           $  8,274
                           Royalties and licensing fees                    1,102                 70
                                                                        --------           --------
                             Total revenues                                8,821              8,344
                         Cost of product sales                             5,249              5,853
                                                                        --------           --------
                             Gross profit                                  3,572              2,491
                         Operating expenses
                           Selling, general and administrative             2,921              2,955
                           Research and product development                2,811              1,762
                                                                        --------           --------
                             Total operating expenses                      5,732              4,717
                                                                        --------           --------
                         Loss from operations                             (2,160)            (2,226)
                         Investment income                                    68                 --
                         Interest expense                                     15                 70
                                                                        --------           --------
                         Loss before income taxes                         (2,107)            (2,296)
                         Income tax expense (benefit)                         48                (36)
                                                                        --------           --------
                         Net loss                                       $ (2,155)          $ (2,260)
                                                                        ========           ========

                         Basic and diluted net loss per share           $  (0.17)          $  (0.20)
                                                                        ========           ========

                         Weighted average shares of common                12,475             11,104
                             stock outstanding                          ========           ========



                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                              --------------
                                                                          2000               1999
                                                                          ----               ----
                                                                                (UNAUDITED)
                         Revenues
                           Product sales                                $ 18,156           $ 18,011
                           Royalties and licensing fees                    2,013                150
                                                                        --------           --------
                             Total revenues                               20,169             18,161
                         Cost of product sales                            12,022             12,797
                                                                        --------           --------
                             Gross profit                                  8,147              5,364
                         Operating expenses
                           Selling, general and administrative             5,946              5,551
                           Research and product development                5,431              3,499
                                                                        --------           --------
                             Total operating expenses                     11,377              9,050
                                                                        --------           --------
                         Loss from operations                             (3,230)            (3,686)
                         Investment income                                    68                 --
                         Interest expense                                    141                134
                                                                        --------           --------
                         Loss before income taxes                         (3,303)            (3,820)
                         Income tax expense (benefit)                        143                (19)
                                                                        --------           --------
                         Net loss                                       $ (3,446)          $ (3,801)
                                                                        ========           ========

                         Basic and diluted net loss per share           $  (0.29)          $  (0.34)
                                                                        ========           ========

                         Weighted average shares of common                12,015             11,079
                             stock outstanding                          ========           ========


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                              --------------
                                                                                         2000               1999
                                                                                         ----               ----
                                                                                               (UNAUDITED)

                       Net cash used in operating activities ................          $ (4,195)          $ (2,124)

                       Investing activities:
                         Acquisitions of fixed assets, net ..................              (785)              (246)
                         Other ..............................................              (103)              (145)
                                                                                       --------           --------
                       Net cash used in investing activities ................              (888)              (391)

                       Financing activities:
                         Borrowings from credit facility ....................             2,800              4,800
                         Repayments of credit facility ......................            (9,500)            (3,600)
                         Issuance of common stock, net ......................            17,327                407
                                                                                       --------           --------
                       Net cash provided by financing activities ............            10,627              1,607

                       Effect of exchange rate changes on cash and cash
                        equivalents .........................................               (31)              (101)
                                                                                       --------           --------
                       Net increase (decrease) in cash and cash equivalents .             5,513             (1,009)
                       Cash and cash equivalents at beginning of period .....               739              1,476
                                                                                       --------           --------
                       Cash and cash equivalents at end of period ...........          $  6,252           $    467
                                                                                       ========           ========


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS

          Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel oral drug delivery products and technologies. Based on its extensive expertise in developing and manufacturing tableting ingredients for the pharmaceutical industry, the Company has developed TIMERx(R) ("TIMERx"), a proprietary controlled release drug delivery technology and PROSOLV(TM) ("PROSOLV"), another drug delivery technology which improves the performance characteristics of tablets. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipient technologies that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

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

2.   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.   RECENT ACCOUNTING DEVELOPMENTS

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain up-front non-refundable fees over the life of the related collaboration agreement. The Company understands that the SEC intends to provide additional guidelines during the third quarter of 2000 with respect to interpretations of SAB 101 which may also affect the accounting for certain milestone fees included in multi-element agreements. The Company intends to make a change in its accounting policy for up-front non-refundable fees, as required, in the fourth quarter of 2000, however, it is currently unknown whether the additional guidelines from the SEC will affect the Company's current accounting policies relating to milestone fees received in connection with its multi-element collaboration agreements. Any changes made for the adoption of SAB 101 will result in a non-cash charge to operations for the cumulative effect of the change as of January 1, 2000. The effect of the change for up-front non-refundable fees previously recognized is not expected to be material to the results of operations for the year.

4.  INCOME TAXES

          The effective tax rates for the quarters ended June 30, 2000 and 1999, was an expense of 2% and a benefit of 2%, respectively. The effective tax rates for the six months ended June 30, 2000 and 1999, was an expense of 4% and a benefit of 0.5%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.


5.   COMPREHENSIVE LOSS

          The components of comprehensive loss for the three-month and six-month periods ended June 30, 2000 and 1999 are as follows:

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        2000              1999              2000              1999
                                                        ----              ----              ----              ----
                                                            (IN THOUSANDS)                      (IN THOUSANDS)

    Net loss                                          $(2,155)          $(2,260)          $(3,446)          $(3,801)
    Foreign currency translation adjustments              (28)             (157)             (215)             (440)
                                                      -------           -------           -------           -------

    Comprehensive loss                                $(2,183)          $(2,417)          $(3,661)          $(4,241)
                                                      =======           =======           =======           =======

          Accumulated other comprehensive loss equals the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.

6.   ISSUANCE OF COMMON STOCK

          On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors, resulting in the sale of 1,399,232 shares for approximately $18.2 million. The Company received approximately $17 million after expenses, of which $7.7 million of these proceeds was used to repay the existing outstanding balance under the Company's unsecured revolving credit facility as required by its terms. The credit facility is no longer available to the Company.

7.   COLLABORATION AGREEMENT

          On March 2, 2000, Mylan Pharmaceuticals Inc. ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL, a generic equivalent to Procardia XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL, and agreed to purchase from the Company the formulated bulk TIMERx manufactured for Nifedipine XL.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Penwest Pharmaceuticals Co. is engaged in the research, development and commercialization of novel oral drug delivery technologies. The Company has extensive experience in developing and manufacturing tableting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk to more technically advanced and patented excipient technologies that are licensed to customers. On August 31, 1998 (the "Distribution Date"), Penwest became an independent, publicly owned company when Penford Corporation ("Penford") the Company's former parent, distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's common stock for every two shares of Penford common stock held by them.

     The Company has incurred net losses since 1994. As of June 30, 2000, the Company's accumulated deficit was approximately $39.6 million. The Company expects net losses to continue at least into early 2001. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, Mylan's sales of Pfizer's 30 mg generic version of Procardia XL, an increase in sales of the Company's other pharmaceutical excipients products, as well as the level of investment in research and development activities. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL, the TIMERx-based generic equivalent to Procardia XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL, and has also agreed to purchase from the Company, formulated bulk TIMERx manufactured for Nifedipine XL, the remainder of which will be shipped in the third quarter of 2000.

     The Company's collaborative agreements include licensing arrangements in which the Company is entitled to receive milestone payments, royalties on the sale of the products covered by such collaborative agreements and payments for the purchase of formulated TIMERx material, as well as licensing arrangements which include revenue and cost sharing components in which the Company shares in the costs and profitability in predetermined percentages, but does not generally receive milestone payments. There can be no assurance that the Company's controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain up-front non-refundable fees over the life of the related collaboration agreement. The Company understands that the SEC intends to provide additional guidelines during the third quarter of 2000 with respect to interpretations of SAB 101 which may also affect the accounting for certain milestone fees included in multi-element agreements. The Company intends to make a change in its accounting policy for up-front non-refundable fees, as required, in the fourth quarter of 2000, however, it is currently unknown whether the additional guidelines from the SEC will affect the Company's current accounting policies relating to milestone fees received in connection with its multi-element collaboration agreements. Any changes made for the adoption of SAB 101 will result in a non-cash charge to operations for the cumulative effect of the change as of January 1, 2000. The effect of the change for up-front non-refundable fees previously recognized is not expected to be material to the results of operations for the year.

     The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients and on variations in payments under the Company's collaborative agreements, including payments upon the achievement of specified milestones and royalty payments. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.

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

RESULTS OF OPERATIONS

     Quarters Ended June 30, 2000 and 1999

     Total revenues increased 5.7% for the quarter ended June 30, 2000 to $8.8 million from $8.3 million for the quarter ended June 30, 1999. Product sales decreased to $7.7 million for the quarter ended June 30, 2000 compared to $8.3 million for the quarter ended June 30, 1999, representing a decrease of 6.7%. The decrease in product sales was due to softness in the Company's excipients business during the second quarter of 2000 as a result of excess inventory held by customers at the end of the first quarter of 2000. The Company believes that this excess may have resulted from some overstocking by customers, among other things, in anticipation of year 2000 issues, coupled with decreased demand for products due to a milder-than-expected cough/cold season contributing to higher than normal inventory levels. This overstocking issue may have further impact in the third quarter of 2000. Royalties and licensing revenues increased by $1.0 million as a result of royalties earned primarily on Mylan's sales of the 30 mg strength of generic Procardia XL.

     Gross profit increased to $3.6 million, or 40.5% of total revenues for the quarter ended June 30, 2000 from $2.5 million, or 29.9% of total revenues for the quarter ended June 30, 1999. The increase in gross profit was primarily due to royalties and licensing fees which increased to $1.1 million from $70,000 for the quarters ended June 30, 2000 and 1999, respectively. Gross profit percentage on product sales increased to 32.0% from 29.3% for the quarters ended June 30, 2000 and 1999, respectively, partly due to product mix as well as lower production costs from volume manufacturing efficiencies.

     Selling, general and administrative expenses decreased by 1.2% for the quarter ended June 30, 2000 to $2.9 million from $3.0 million for the quarter ended June 30, 1999.

     Research and product development expenses increased by 59.5% for the quarter ended June 30, 2000 to $2.8 million from $1.8 million for the quarter ended June 30, 1999. This increase was primarily due to increased expenses associated with the continuing development of a narcotic analgesic product under our collaboration agreement with Endo Pharmaceuticals Inc. ("Endo") which is currently in Phase II clinical trials, as well as increased activity in the Company's drug development pipeline.

     The effective tax rates for the quarters ended June 30, 2000 and 1999, were an expense of 2% and a benefit of 2%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

     Six Months Ended June 30, 2000 and 1999

     Total revenues increased 11.1% for the six months ended June 30, 2000 to $20.2 million from $18.2 million for the six months ended June 30, 1999. Product sales increased to $18.2 million for the six months ended June 30, 2000 compared to $18.0 million for the six months ended June 30, 1999. The increase in product sales was primarily due to shipments of formulated bulk TIMERx to

Mylan in the first quarter of 2000, in anticipation of their launch of Nifedipine XL, and prior to Mylan signing the supply and distribution agreement with Pfizer. Partially offsetting the increased sales of formulated bulk TIMERx included in product sales was a $600,000 decrease in excipients revenues during the six months ended June 30, 2000. The increase in royalties and licensing fees to $2.0 million from $150,000 for the six months ended June 30, 2000 and 1999, respectively, was primarily attributable to royalties from Mylan on generic Procardia XL, earned in the first and second quarters of 2000.

     Gross profit increased to $8.1 million or 40.4% of total revenues for the six months ended June 30, 2000 from $5.4 million, or 29.5% of total revenues for the six months ended June 30, 1999. The increase in gross profit was primarily due to the increase in royalties and licensing fees noted above. Gross profit percentage on product sales increased to 33.8% from 28.9% for the six months ended June 30, 2000 and 1999, respectively, primarily due to increased sales of formulated bulk TIMERx and PROSOLV, which have higher overall margins, and lower production costs from volume manufacturing efficiencies.

     Selling, general and administrative expenses increased by 7.1% for the six months ended June 30, 2000 to $5.9 million from $5.6 million for the six months ended June 30, 1999. The increase in 2000 was significantly due to increased selling and marketing expenses as the Company has increased the commercialization efforts of its technologies.

     Research and product development expenses increased by 55.2% for the six months ended June 30, 2000 to $5.4 million from $3.5 million for the six months ended June 30, 1999. This increase was primarily due to increased expenses associated with the continuing development of a narcotic analgesic product under our collaboration agreement with Endo which is currently in Phase II clinical trials, as well as increased activity in the Company's drug development pipeline.

     The effective tax rates for the six months ended June 30, 2000 and 1999, was an expense of 4% and a benefit of 0.5%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Subsequent to the Distribution, the Company has funded its operations and capital expenditures with cash from operations, advances under a credit facility and the issuance of additional shares of common stock.

     The Company had an available revolving credit facility of $15.0 million of unsecured financing (the "Credit Facility"), which was guaranteed by Penford. On March 6, 2000, the Company completed a private placement of its common stock to selected institutional and other accredited investors, resulting in the sale of 1,399,232 shares for approximately $18.2 million. The Company received net proceeds of approximately $17 million after fees, of which $7.7 million was used to repay the existing outstanding balance under the Company's Credit Facility as required by its terms. The Credit Facility was subsequently terminated and is no longer available to the Company.

     As of June 30, 2000, the Company had cash and cash equivalents of $6.3 million. The Company has no committed sources of capital. As of June 30, 2000, the Company did not have any material commitments for capital expenditures. The Company has entered into a strategic alliance agreement with Endo and the Company expects to expend an additional $6 million, primarily in the second half of 2000 and 2001 on the development of a drug. The Company expects to utilize available cash and cash from operations to fund expenditures. However, the Company may be required to raise additional funds to continue its development activities under the Endo agreement. Either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

     The Company had negative cash flow from operations in each of the periods presented, primarily due to net losses for the periods, as well as significantly higher trade receivables at June 30, as compared to December 31. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity, and to a lesser extent, to procure equipment used in research and product development. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and secure trademarks.

     The Company anticipates that its existing capital resources, as well as internally generated funds, will enable it to maintain currently planned operations at least into mid 2001. However, this expectation is based on the Company's current operating plan, which could change as a result of many factors and the Company could require additional funding sooner than anticipated. The Company's requirements for additional capital could be substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's sales of excipients; (v) the costs to the Company of bioequivalence studies for the Company's products; (vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and (vii) the development of manufacturing, marketing and sales capabilities.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the matters discussed in the Overview to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the matters set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which are expressly incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

     The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company invests its excess cash in mutual funds investing in securities of, or collateralized by, short term U.S. government securities and money market funds with strong credit ratings. As a result, the Company's investment income is most sensitive to changes in the general level of U.S. interest rates. The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, or other market changes that affect market risk sensitive instruments.

                          PART II. -- OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 6, 2000, the following proposals were adopted by the vote specified below:


          a.   Election of Class III directors for a term of three years:

                                                             FOR            WITHHOLD
                                                             ---            --------
                  Tod. R. Hamachek......................  10,960,524         83,585
                  Robert J. Hennessey...................  10,968,555         75,554
                  John N. Staniforth....................  10,968,555         75,554

               The following directors did not stand for reelection as their terms in office continued after the Annual Meeting: Paul E. Freiman, Jere E. Goyan, Rolf H. Henel, N. Stewart Rogers and Anne
               M. VanLent.

          b. Ratification of selection of Ernst & Young LLP as independent auditors of the Company for the current year:

                           FOR               AGAINST           ABSTAIN

                       10,998,306             7,676             38,126

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits.

          See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     b.   Reports on Form 8-K.

          On June 26, 2000, the Company filed a Report on Form 8-K reporting the
            Company's preliminary results for the quarter ending June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENWEST PHARMACEUTICALS CO.


Date:   August 9, 2000                        /s/ Jennifer L. Good
        --------------                        ---------------------
                                              Jennifer L. Good
                                              Vice President Finance and Chief
                                               Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

        EXHIBIT NUMBER                                                         DESCRIPTION
        --------------                                                         -----------

             +10.1                       Letter Agreement dated February 25, 2000 by and between Mylan Pharmaceuticals Inc. and the Company

              27                         Financial Data Schedule

              99*                        Pages 31 through 40 of the Company's Annual Report on Form 10-K for the year ended
                                         December 31, 1999 as filed with the Securities and Exchange Commission on March 21,
                                         2000 (which is not deemed filed except to the extent that portions thereof are expressly incorporated  by reference herein)


*Incorporated by reference from Exhibit 99 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

+Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.