Form 10-Q
period 2000-09-30
PENWEST PHARMACEUTICALS CO
filed 2000-11-14
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _______________________


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


                                 (914) 878-3414
                       ----------------------------------
              (Registrant's telephone number, including area code.)



    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X           No
                          ----            ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000.

             Class                                            Outstanding
-------------------------------------                      -----------------
   Common stock, par value $.001                              12,643,649

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets...........................   3

           Condensed Consolidated Statements of Operations.................   4

           Condensed Consolidated Statements of Cash Flows.................   5

           Notes to Condensed Consolidated Financial Statements............   6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  11

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K................................  12

Signature..................................................................  13

Exhibit Index..............................................................  14

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                2000           1999
                                                           -------------    ------------
                                                             (Unaudited)      (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents..........................         $  6,627        $   739
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $263 and $245.............            7,330          5,043
  Inventories:
     Raw materials and other.........................            1,684          1,513
     Finished goods..................................            5,128          6,136
                                                              --------        -------
                                                                 6,812          7,649
  Prepaid expenses and other current assets..........              732            629
  Deferred income taxes..............................              234            297
                                                              --------        -------
     Total current assets............................           21,735         14,357
Fixed assets, net....................................           17,870         18,942
Other assets.........................................            5,266          5,118
                                                              --------        -------
     Total assets....................................         $ 44,871        $38,417
                                                              ========        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................         $  2,037         $3,296
  Accrued expenses...................................            5,691          2,707
  Taxes payable......................................              332            344
                                                              --------        -------
       Total current liabilities.....................            8,060          6,347

Loans payable refinanced in March 2000...............               --          6,700
Deferred income taxes................................              429            520
Other long-term liabilities..........................            2,478          2,341
                                                              --------        -------
       Total liabilities.............................           10,967         15,908
Shareholders' equity :
  Preferred stock, par value $.001, authorized
     1,000,000 shares, none outstanding..............               --             --
  Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     12,643,649  shares in 2000 and 11,148,718
     shares in 1999..................................               13             11
  Additional paid in capital.........................           77,170         59,718
  Accumulated deficit................................          (41,702)       (36,159)
  Accumulated other comprehensive loss...............           (1,577)        (1,061)
                                                              --------        -------
       Total shareholders' equity ...................           33,904         22,509
                                                              --------        -------
       Total liabilities and shareholders' equity....         $ 44,871        $38,417
                                                              ========        =======

                       See accompanying notes to condensed
                       consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS
                                              ENDED SEPTEMBER 30,
                                             2000           1999
                                           --------       ---------
                                                  (UNAUDITED)
Revenues
  Product sales .....................      $ 10,090       $  9,457
  Royalties and licensing fees ......         1,152            264
                                           --------       --------
    Total revenues ..................        11,242          9,721
Cost of product sales ...............         7,050          6,611
                                           --------       --------
    Gross profit ....................         4,192          3,110
Operating expenses
  Selling, general and administrative         2,828          3,151
  Research and product development ..         3,464          1,754
                                           --------       --------
    Total operating expenses ........         6,292          4,905
                                           --------       --------
Loss from operations ................        (2,100)        (1,795)
Investment income ...................            83             --
Interest expense ....................            15             92
                                           --------       --------
Loss before income taxes ............        (2,032)        (1,887)
Income tax expense (benefit) ........            65            (10)
                                           --------       --------
Net loss ............................      $ (2,097)      $ (1,877)
                                           ========       ========
Basic and diluted net loss per
    share............................      $  (0.17)      $  (0.17)
                                           ========       ========
Weighted average shares of common
    stock outstanding ...............        12,636         11,121
                                           ========       ========


                                                  NINE MONTHS
                                              ENDED SEPTEMBER 30,
                                             2000           1999
                                           --------       ---------
                                                 (UNAUDITED)
Revenues
  Product sales .....................      $ 28,247       $ 27,468
  Royalties and licensing fees ......         3,165            414
                                           --------       --------
    Total revenues ..................        31,412         27,882
Cost of product sales ...............        19,072         19,409
                                           --------       --------
    Gross profit ....................        12,340          8,473
Operating expenses
  Selling, general and administrative         8,775          8,701
  Research and product development ..         8,894          5,253
                                           --------       --------
    Total operating expenses ........        17,669         13,954
                                           --------       --------
Loss from operations ................        (5,329)        (5,481)
Investment income ...................           151             --
Interest expense ....................           156            226
                                           --------       --------
Loss before income taxes ............        (5,334)        (5,707)
Income tax expense (benefit) ........           209            (29)
                                           --------       --------
Net loss ............................      $ (5,543)      $ (5,678)
                                           ========       ========
Basic and diluted net loss per
    share............................      $  (0.45)      $  (0.51)
                                           ========       ========
Weighted average shares of common
    stock outstanding ...............        12,223         11,094
                                           ========       ========


                       See accompanying notes to condensed
                       consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              2000           1999
                                                            ---------      ---------
                                                                    (UNAUDITED)

Net cash used in operating activities ................      $ (3,169)      $ (3,696)

Investing activities:
  Acquisitions of fixed assets, net ..................        (1,213)          (401)
  Other ..............................................          (304)          (299)
                                                            --------       --------
Net cash used in investing activities ................        (1,517)          (700)

Financing activities:
  Borrowings from credit facility ....................         2,800          8,200
  Repayments of credit facility ......................        (9,500)        (5,200)
  Issuance of common stock, net ......................        17,378            445
                                                            --------       --------
 Net cash provided by financing activities ...........        10,678          3,445

Effect of exchange rate changes on cash and cash
 equivalents .........................................          (104)           (82)
                                                            --------       --------
Net increase (decrease) in cash and cash equivalents .         5,888         (1,033)
Cash and cash equivalents at beginning of period .....           739          1,476
                                                            --------       --------
Cash and cash equivalents at end of period ...........      $  6,627       $    443
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

2.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations.

3.       RECENT ACCOUNTING DEVELOPMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date of SAB 101 to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning December 15, 1999. SAB 101 requires companies to report any change in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." Accordingly, any change made for the adoption of SAB 101 will result in a non-cash charge to operations for the cumulative effect of the change as of January 1, 2000. Based on its current evaluation, the Company intends to make a change in its accounting policy for up-front non-refundable fees, as required, in the fourth quarter of 2000, however, the change is not expected to have a material effect on the Company's financial condition or results of operations.

4.  INCOME TAXES

         The effective tax rates for the quarters ended September 30, 2000 and 1999, was an expense of 3% and a benefit of 1%, respectively. The effective tax rates for the nine months ended September 30, 2000 and 1999, was an expense of 4% and a benefit of 1%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

5.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the three-month and nine-month periods ended September 30, 2000 and 1999 are as follows:


                                                         THREE MONTHS                          NINE MONTHS
                                                     ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                     2000             1999                2000           1999
                                                   --------         --------          -------          --------
                                                           (IN THOUSANDS)                       (IN THOUSANDS)
    Net loss                                       $(2,097)         $(1,877)          $(5,543)         $(5,678)
    Foreign currency translation adjustments          (301)             164              (516)            (276)
                                                     -----          -------          --------         --------

    Comprehensive loss                             $(2,398)         $(1,713)          $(6,059)         $(5,954)
                                                   ========         ========          ========         ========

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

7.       COLLABORATION AGREEMENT

    On March 2, 2000, Mylan Pharmaceuticals Inc. ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL, a generic equivalent to Procardia XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. During the quarter ended September 30, 2000 and in connection with its March 2000 agreement with Mylan, the Company recognized approximately $2.2 million in revenue from a final shipment of formulated bulk TIMERx manufactured for Nifedipine XL, as well as royalty revenue that was recorded on Mylan's sales of the 30mg strength of generic Procardia XL.


8.  CONTINGENCIES

         In 1994, the Boots Company PLC ("Boots") filed an opposition to a patent granted by the European Patent Office (the "EPO") to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals. There can be no assurance that the Company will prevail in this matter. An unfavorable outcome would not be expected to materially adversely affect the Company's business, financial condition, cash flows and results of operations.

         Substantial patent litigation exists in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation affecting the

    Company could cause the Company to pay substantial damages, alter its products or processes, obtain licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial litigation costs. Although the legal costs of defending litigation relating to a patent infringement claim are generally the contractual responsibility of the Company's collaborators (unless such claim relates to TIMERx), the Company could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Penwest Pharmaceuticals Co. is engaged in the research, development and commercialization of novel oral drug delivery technologies. The Company has extensive experience in developing and manufacturing tableting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented drug delivery technologies based on excipients that are licensed to customers. On August 31, 1998 (the "Distribution Date"), Penwest became an independent, publicly owned company when Penford Corporation ("Penford") the Company's former parent company, distributed (the "Distribution") to the shareholders of record of Penford common stock on August 10, 1998, all of the shares of the Company's common stock. Pursuant to the Distribution, each Penford shareholder of record received three shares of the Company's common stock for every two shares of Penford common stock held by them.

    The Company has incurred net losses since 1994. As of September 30, 2000, the Company's accumulated deficit was approximately $41.7 million. The Company expects net losses to continue at least into early 2003. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, Mylan's sales of Pfizer's 30 mg generic version of Procardia XL, sales growth of the Company's other pharmaceutical excipients products, as well as the level of investment in research and development activities. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

    On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL, the TIMERx-based generic equivalent to Procardia XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. During the quarter ended September 30, 2000 and in connection with its March 2000 agreement with Mylan, the Company recognized approximately $2.2 million in revenue from a final shipment of formulated bulk TIMERx manufactured for Nifedipine XL, as well as royalty revenue that was recorded on Mylan's sales of the 30mg strength of generic Procardia XL.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date of SAB 101 to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning December 15, 1999. SAB 101 requires companies to report any change in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." Accordingly, any change made for the adoption of SAB 101 will result in a non-cash charge to operations for the cumulative effect of the change as of January 1, 2000. Based on its current evaluation, the Company intends to make a change in its accounting policy for up-front non-refundable fees, as required, in the fourth quarter of 2000, however, the change is not expected to have a material effect on the Company's financial condition or results of operations.

    The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients and on variations in payments under the Company's collaborative agreements, including payments upon the achievement of specified milestones, royalty payments, as well as the level of investment in research and development activities. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.

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


RESULTS OF OPERATIONS

    Quarters Ended September 30, 2000 and 1999

    Total revenues increased 15.6% for the quarter ended September 30, 2000 to $11.2 million from $9.7 million for the quarter ended September 30, 1999. Product sales increased to $10.1 million for the quarter ended September 30, 2000 compared to $9.5 million for the quarter ended September 30, 1999, representing an increase of 6.7%. The increase in product sales was due to the recognition of $2.2 million of revenue from a final shipment of formulated bulk TIMERx to Mylan Pharmaceuticals as part of Penwest's March 2000 agreement regarding the manufacture of Nifedipine XL, a generic version of Procardia XL, using Penwest's TIMERx technology. The increase in bulk TIMERx sales was partially offset by reduced revenues from the Company's excipients business primarily due to a softness in sales, particularly in the first month of the quarter. This softness is due to lower sales volumes to two primary customers, as well as some pricing pressure on Emcocel products, primarily in Europe. Royalties and licensing revenues increased $900,000 as a result of royalties earned primarily on Mylan's sales of the 30 mg strength of generic Procardia XL.

    Gross profit increased to $4.2 million, or 37.3% of total revenues for the quarter ended September 30, 2000 from $3.1 million, or 32.0% of total revenues for the quarter ended September 30, 1999. The increase in gross profit was primarily due to royalties and licensing fees which increased to $1.2 million from $300,000 for the quarters ended September 30, 2000 and 1999, respectively. Gross profit percentage on product sales was unchanged at 30.1% for each of the quarters ended September 30, 2000 and 1999.

    Selling, general and administrative expenses decreased by 10.3% for the quarter ended September 30, 2000 to $2.8 million from $3.2 million for the quarter ended September 30, 1999. The decrease was primarily attributable to reduced professional fees and travel expenses.

    Research and product development expenses increased by 97.5% for the quarter ended September 30, 2000 to $3.5 million from $1.8 million for the quarter ended September 30, 1999. This increase was primarily due to increased expenses associated with the advancement of Penwest's collaboration with Endo Pharmaceuticals Inc. ("Endo") in the development of a narcotic analgesic product which has recently completed Phase II clinical trials, as well as increased activity in the Company's drug development pipeline.

    The effective tax rates for the quarters ended September 30, 2000 and 1999, were an expense of 3% and a benefit of 1%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

    Nine Months Ended September 30, 2000 and 1999

    Total revenues increased 12.7% for the nine months ended September 30, 2000 to $31.4 million from $27.9 million for the nine months ended September 30, 1999. Product sales increased to $28.2 million for the nine months ended September 30, 2000 compared to $27.5 million for the nine months ended September 30, 1999. The increase in product sales was due to shipments of formulated bulk TIMERx to Mylan in the first and third quarters of 2000. The first quarter's shipments to Mylan were in anticipation of their launch of Nifedipine XL, and prior to Mylan signing the supply and distribution agreement with Pfizer. The third quarter's shipments to Mylan were in connection with Penwest's March 2000 agreement with Mylan noted above. Partially offsetting the increased sales of formulated bulk TIMERx included in product sales was a decrease in excipients revenues during the nine months ended September

30, 2000. This softness in excipient revenues was due to a milder-than-expected cough/cold season resulting in reduced orders from customers, a decrease in sales volumes to two primary customers, as well as pricing pressure on Emcocel products, primarily in Europe. The increase in royalties and licensing fees to $3.2 million from $414,000 for the nine months ended September 30, 2000 and 1999, respectively, was primarily attributable to royalties from Mylan on generic Procardia XL.

    Gross profit increased to $12.3 million or 39.3% of total revenues for the nine months ended September 30, 2000 from $8.5 million, or 30.4% of total revenues for the nine months ended September 30, 1999. The increase in gross profit was primarily due to increased royalties and licensing fees noted above. Gross profit percentage on product sales increased to 32.5% from 29.3% for the nine months ended September 30, 2000 and 1999, respectively, due to lower production costs from volume manufacturing efficiencies, as well as increased sales of formulated bulk TIMERx and PROSOLV, which have higher overall margins.

    Selling, general and administrative expenses increased by 1% for the nine months ended September 30, 2000 to $8.8 million from $8.7 million for the nine months ended September 30, 1999.

    Research and product development expenses increased by 69.3% for the nine months ended September 30, 2000 to $8.9 million from $5.3 million for the nine months ended September 30, 1999. This increase was primarily due to increased expenses associated with the advancement of Penwest's collaboration with Endo Pharmaceuticals Inc. ("Endo") in the development of a narcotic analgesic product which has recently completed Phase II clinical trials, as well as increased activity in the Company's drug development pipeline.

    The effective tax rates for the nine months ended September 30, 2000 and 1999, were an expense of 4% and a benefit of 1%, respectively. The effective rates are higher than the federal statutory rate of a 34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.


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

    As of September 30, 2000, the Company had cash and cash equivalents of $6.6 million. The Company has no committed sources of capital. As of September 30, 2000, the Company did not have any material commitments for capital expenditures. At September 30, 2000, the Company's trade receivables were $7.3 million, an increase of $2.3 million from the December 31, 1999 balance of $5.0 million. This increase was primarily due to amounts due from Mylan relating to the third quarter's shipments of bulk TIMERx noted above and royalties due from Mylan for the third quarter of 2000. At September 30, 2000, the Company's accrued expenses and accounts payable totaled $7.7 million, an increase of $1.7 million from the December 31, 1999 balance of $6.0 million. This increase is due to the Company's funding obligation under its strategic alliance agreement with Endo. In connection with its agreement with Endo, the Company expects to expend an additional $9 million, primarily in the last quarter of 2000 and 2001 on the development of a drug. The Company also has announced its intention to increase its level of research and product development in 2001 to approximately $18-$20 million. The Company intends to utilize available cash and cash from operations, and is also evaluating other funding sources to fund expenditures. If the Company is unable to secure adequate funding, this increase in research and product development will likely be delayed. Under the Endo agreement, either the Company or Endo may terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease.

    The Company had negative cash flow from operations in each of the periods presented, primarily due to net losses for the periods, as well as significantly higher trade receivables at September 30, as compared to December 31. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity, and to a lesser extent, to procure equipment used in research and product development. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and to secure trademarks.

    The Company anticipates that its existing capital resources, as well as internally generated funds, will enable it to maintain currently planned operations at least into early 2001. The Company is currently reviewing various funding alternatives and anticipates securing additional financing in the next six months. The Company's requirements for additional capital could be substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's sales of excipients; (v) the costs to the Company of bioequivalence studies for the Company's products;
(vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and (vii) the development of manufacturing, marketing and sales capabilities.

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

             None

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENWEST PHARMACEUTICALS CO.


Date:   November 10, 2000                     /s/ Jennifer L. Good
        -----------------                     ----------------------------------
                                              Jennifer L. Good
                                              Vice President Finance and Chief
                                              Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

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