Form 10-K405
period 2000-12-31
PENWEST PHARMACEUTICALS CO
filed 2001-04-02
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

                                 (845) 878-3414

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

                                      Yes  [X]             No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{x}

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 27, 2001 was approximately $134 million based on the closing price of $11.125 per share. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of March 27, 2001 was 12,692,892.



                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

GENERAL

    Penwest Pharmaceuticals Co. ("Penwest" or "the Company") is engaged in the research, development and commercialization of novel drug delivery technologies and has extensive expertise in developing, manufacturing and selling excipient ingredients for the pharmaceutical industry. Based on this fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx(R) controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and ProSolv(R) a co-processing drug delivery technology platform. The Company had revenues, primarily from the sale of excipients, in 2000, 1999, and 1998 of $42.1, $37.3 million, and $29.1 million, respectively.

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

    The Company has developed several drug formulations under collaborative arrangements with pharmaceutical companies. The Company's collaborator, Leiras OY, a Finnish subsidiary of Schering AG ("Leiras"), received marketing approval in Finland for Cystrin CR(R) , a controlled release version of oxybutynin utilizing Penwest's TIMERx technology for the treatment of urge urinary incontinence and began marketing the product in Finland in January 1998. The Company's collaborator, Sanofi-Synthelabo S.A. ("Sanofi"), received marketing approval in the United Kingdom for Slofedipine XL, a controlled release version of nifedipine utilizing Penwest's TIMERx technology for the treatment of angina, and began marketing the product in November, 1998.

    The Company's collaborator, Mylan Pharmaceuticals Inc. ("Mylan"), received final marketing approval in December 1999 of an Abbreviated New Drug Application ("ANDA") from the U.S. Food and Drug Administration (the "FDA") for Nifedipine XL, the first generic version of the 30 mg dosage strength of Procardia(R) XL (nifedipine), a leading cardiovascular drug for angina and hypertension, which was formulated using the TIMERx technology. On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on net sales of Pfizer's 30 mg strength of generic Procardia XL. The royalties are comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL but is not marketing the product. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan also agreed to purchase from the Company formulated bulk TIMERx manufactured for Nifedipine XL, and the bulk TIMERx was shipped in the third quarter of 2000.

    The Company also has a strategic alliance with Endo Pharmaceuticals, Inc. ("Endo") to jointly develop an extended release oral version of oxymorphone. The Company and Endo have agreed to share the costs involved in the development and commercialization of this product, and share in the net profits from the sale of this product once it is marketed.

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

PROSOLV(R)

    Prosolv, a high-functionality binder for tablets, is a patented combination of microcrystalline cellulose and colloidal silicon dioxide. These two ingredients work together synergistically for optimal tabletting performance. The Company has developed three products from this technology platform: ProSolv SMCC(R) 50, ProSolv SMCC(R) 90, and ProSolv HD(R) and has recently launched customized grades of ProSolv. ProSolv SMCC(R) can be used by manufacturers to produce harder tablets and can enable manufacturers to reduce the amount of binders used in the tablet, thereby reducing the size and cost of the tablet. Additionally, it can be used to manufacture tablets with difficult active ingredients which otherwise may not have been manufactured. ProSolv HD improves flow and compaction, and can increase throughput by increasing production speeds. Custom grades of ProSolv are designed to address specific formulation or manufacturing problems. These grades will be exclusively licensed to pharmaceutical and nutritional partners.

EXCIPIENTS

    The Company is also an established leader in the development, production and distribution of branded pharmaceutical excipients, which are the inactive components included in tablets and capsules. Over the past 50 years, the Company has consistently been innovative and has delivered novel products such as Emcompress(R), Explotab(R) and ProSolv(TM) to the pharmaceutical industry. Each of the excipient products carries significant brand value, representing quality, service and performance. The Company sells 31 excipient products, which are used in the formulation and manufacture of tablets by pharmaceutical and nutritional companies worldwide. The excipients business' product line is broadly classified into three categories; binders, disintegrants and lubricants.

    These products are sold to the branded prescription, generic prescription, over-the-counter and nutritional supplement markets. In 2000, bulk excipients were sold to more than 250 customers in more than forty countries worldwide, including some of the leading pharmaceutical companies in the world.

PENWEST STRATEGY

    The Company's strategy is to become the premier oral drug delivery company for the pharmaceutical industry. The Company's strategy consists of the following principal elements:

Leverage the TIMERx technology through the following:

- -    Create Innovative Branded Controlled Release Versions of Immediate Release
     Pharmaceuticals. The Company is focused on the application of its TIMERx technology to the development of controlled release formulations of immediate release drugs, which will be marketed as brand name pharmaceuticals. In developing these controlled release formulations, the Company will either complete the drug development itself, or in some cases will seek to develop products in collaboration with pharmaceutical companies having a market presence in the applicable therapeutic area. In all cases, the Company will seek to out-license the product at varying stages to a partner for manufacturing and marketing. The development of these controlled release drugs is subject to the New Drug Application ("NDA") approval process, although the Company and its collaborators may be permitted to rely on existing safety and efficacy data with respect to the immediate release drug in submitting the NDA.

- -    Apply TIMERx Technology to Generic Versions of Branded Controlled Release
     Pharmaceuticals. The Company also applies its TIMERx technology to the development of generic versions of branded controlled release drugs. In selecting generic controlled release pharmaceutical candidates to develop, the Company targets high sales volume, technically-complex controlled release pharmaceuticals. The Company believes these drug candidates may be difficult to replicate and, as a result, TIMERx versions may have limited competition from other formulations.

- -    Apply TIMERx Technology to the Development of New Chemical Entities. The
     Company believes that its TIMERx technology may be applicable to the development of products containing NCEs by pharmaceutical companies. The development of such NCEs is subject to the full NDA approval process, including conducting preclinical studies, filing an Investigational New Drug ("IND") application, conducting clinical trials and submitting a NDA. These are long-term in nature, but the Company maintains a portfolio of these feasibility projects.

Establish Collaborations for Development, Manufacture and Marketing

    The Company maintains a portfolio of drug candidates utilizing the TIMERx technology in which it will either complete the development work itself, or in some cases will selectively look for development partners. At varying stages during the clinical development program, the Company will seek a partner for the manufacturing and marketing of the drug. The Company's principal collaborative agreements are with Mylan, Endo, Celltech, First Horizon, and Sanofi.

    The Company is seeking to enter into additional collaborations for TIMERx. The Company's existing and potential future collaborations enable the Company to secure additional financial support for its research and development activities, to obtain access to the clinical, manufacturing and regulatory resources and expertise of its collaborators and to rely on them for the sales and marketing, distribution and promotion.

Continue Research in ProSolv Technology to Add Additional Products to the Company's Portfolio and to Fully Commercialize ProSolv

    The Company continues its research to develop additional ProSolv products from its ProSolv co-processing technology platform. The Company intends to focus on customized grades of ProSolv products which it believes addresses formulation issues specific to active drug substances.

    The achievement of the Company's strategy is subject to various risks and uncertainties. In particular, there can be no assurance that the Company's capital resources will be sufficient to fully implement its strategy. The costs of implementing the Company's strategy are difficult to predict and will depend on numerous factors. If the Company's capital resources are insufficient to fully implement its strategy, the Company may be required to modify its strategy. See risk factors following.

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

 BRAND NAME                            THERAPEUTIC              DEVELOPMENT
 (COMPOUND)                               AREA                     STATUS                        COLLABORATOR(1)
 ----------                               ----                     ------                        ---------------
BRANDED CONTROLLED RELEASE(2)

Cystrin CR                          Urge Urinary              Approved                             Leiras
  (oxybutynin)                      Incontinence              and Marketed (3)

Oxymorphone                         Moderate to Severe Pain   Phase II/III Clinical Trials         Endo

Isomeric Tramadol                   Moderate Pain             Phase I Clinical Trials              Celltech


GENERIC CONTROLLED RELEASE(4)

Procardia XL (30 mg)                Hypertension,             Approved (5)                         Mylan
  (nifedipine)                      Angina

Slofedipine XL                      Hypertension,             Approved                             Sanofi
  (nifedipine)                      Angina                    and Marketed (6)

Undisclosed                         Asthma                    Bioequivalence Studies               Ivax


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

(3) Leiras received marketing approval for Cystrin CR in Finland in October 1997 and began marketing the product in Finland in January 1998.

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

(5) Mylan received marketing approval for Nifedipine XL on December 17, 2000. On March 2, 2001, the Company announced Mylan had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg strength of generic Procardia XL. The royalty percentage was comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL.

(6) Sanofi received marketing approval for and began marketing Slofedipine XL in the United Kingdom in November 1998.

Branded Controlled Release Pharmaceuticals

     The Company applies its TIMERx technology to the development of controlled release formulations of immediate release pharmaceuticals. The Company's principal branded controlled release pharmaceuticals being marketed or in development are as follows:

     CYSTRIN CR. The Company and Leiras have developed a controlled release formulation of Cystrin(R) incorporating TIMERx technology, which is being marketed in Finland by Leiras under the tradename Cystrin CR. Leiras received marketing approval in Finland for Cystrin CR, a once-a-day version of Cystrin, in October 1997 and began marketing the product in Finland in January 1998. Cystrin is a two to three times-a-day immediate release version of the anticholinergic drug oxybutynin indicated for the treatment of urge urinary incontinence. Oxybutynin is marketed in Finland by Leiras under the trademark Cystrin.

     OXYMORPHONE. The Company and Endo are currently developing an extended release formulation of oxymorphone(R) incorporating TIMERx technology. Oxymorphone is a narcotic analgesic for the treatment of moderate to severe pain which is currently given in the parenteral and suppository dosage form. Oxymorphone is marketed by Endo and had sales in the United States in 2000 of approximately $1 million. Extended release oxymorphone, if successfully developed, would represent the first oral extended release version of oxymorphone and would compete in the severe analgesic market with products such as MS Contin and Oxycontin, which had aggregate sales in the United States in 2000 of approximately $1.2 billion. In December 2000, the Company announced the results of a randomized, double-blind, placebo-controlled pivotal trial conducted in approximately 400 evaluable patients with chronic pain resulting from osteoarthritis. The results of the primary outcome variable of this study show patients taking an extended release version of oxymorphone formulated with TIMERx demonstrated a statistically significant reduction in pain intensity compared to placebo (p=0.0047). The product has commenced additional Phase II/III clinical studies.

     ISOMERIC TRAMADOL - D6428. The Company and its collaborator Celltech are currently developing a patented formulation designed to release chiral isomers at differential rates based on the Company's knowledge of excipient technology and its TIMERx technology. D6428 is a centrally acting synthetic analgesic and the Company believes represents the next generation of pain medications. This product, if developed successfully, will compete with Ultram(R), which currently has sales in the U.S. in 2000 of $554 million, as well as other controlled release versions of Tramadol which are currently in development. The product has recently completed Phase Ib trials that were designed to confirm the therapeutic benefits of the product while minimizing side effects such as nausea that are commonly associated with pain medications. Additional studies will commence once a market assessment has been completed.

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

     When developing generic pharmaceuticals, the drug developer is required to demonstrate that the generic product candidate will exhibit in-vivo release and absorption characteristics equivalent to those of the branded pharmaceutical without infringing on any unexpired patents. During the formulation of generic pharmaceuticals, drug developers create their own version of the branded drug by using or adapting drug delivery technologies to the product candidate.

     The Company's principal generic controlled release pharmaceuticals are as follows:

     NIFEDIPINE XL. The Company and Mylan developed Nifedipine XL as the first generic equivalent to the 30 mg strength of Procardia XL. Procardia XL is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina, which uses the OROS delivery system. Procardia XL is marketed in three dosage strengths (30 mg, 60 mg and 90 mg) by the Pratt Pharmaceuticals division of Pfizer and had sales in the United States in 2000 of approximately $409 million. The sales of the 30 mg dosage strength in 2000 were $138 million.

     In December 1999, Mylan's ANDA for Nifedipine XL (30 mg) was approved by the FDA. Mylan's ANDA was the first ANDA for a generic version of Procardia XL filed with the FDA for the 30 mg strength. On March 2, 2001 Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan has agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg strength of generic Procardia XL. The royalty percentage was comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL.

     SLOFEDIPINE XL. The Company and Sanofi received approval for and began marketing in the United Kingdom in November 1998 Slofedipine XL, a generic version of Adalat LA(R) (a drug marketed in Europe by Bayer) incorporating TIMERx technology. Adalat LA is a once-a-day controlled release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina, which uses the OROS delivery system. Adalat LA is marketed in two dosage strengths (30 mg and 60 mg) by Bayer in Europe and had sales in the UK in 2000 of approximately $60 million. Sanofi has also received marketing approval in Italy for this product.

PHARMACEUTICAL EXCIPIENTS

     The Company sells 31 excipient products which are used in the manufacture of tablets by pharmaceutical and nutritional companies worldwide. The Company's product line is broadly classified into three distinct categories: binders, disintegrants and lubricants. Binders, working in conjunction with other products, are the primary tablet-forming component of excipients. Disintegrants function helps a tablet fall apart when consumed by drawing water into the dosage form, a necessary precursor to dissolution and ultimately absorption of the drug. Lubricants help facilitate the ease of manufacture of drugs so that they emerge from a tabletting machine with the desired physical characteristics.

     The Company's excipients are sold to the prescription, over-the-counter and nutritional markets. In 2000, the Company sold bulk excipients to more than 250 customers, including some of the leading pharmaceutical companies in the world, in more than 40 countries.

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

     PROSOLV HD(TM) was introduced in late 1999 and provides superior flow without losing compactibility in the manufacturing process. The addition of ProSolv HD in some formulations can increase throughput and capacity in a production line.

     EMCOCEL(R), or microcrystalline cellulose ("MCC"), the Company's largest selling product, is a tabletting binder used in pharmaceutical formulations worldwide. EMCOCEL is utilized in a number of products including ethical and over-the-counter brands.

     EMCOMPRESS(R), or dicalcium phosphate, is a binder marketed by the Company under an exclusive worldwide distribution agreement with the manufacturer Rhodia. The distribution agreement is subject to automatic extension on an annual basis unless either party gives the other party 12 months notice of its desire to terminate the agreement. EMCOMPRESS is frequently used in vitamin formulations as it serves as an additional source of dietary calcium.

     EMDEX(R) AND CANDEX(R), or dextrates, are binders that are used as directly compressible excipients in both chewable and non-chewable tablets. They are odorless with a sweet taste caused by its sugar composition. EMDEX and CANDEX are used in, among other things, chewable antacid tablets and vitamins.

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

     PRUV(R), or sodium stearyl fumarate, is the principal lubricant marketed by the Company. PRUV is marketed under an exclusive worldwide distribution agreement with Astra-Zeneca. PRUV is used in several prescription pharmaceuticals. The Company is negotiating an agreement with Astra-Zeneca to purchase the trademark and manufacturing know-how associated with this product.

     The Company had revenues from the sale of pharmaceutical excipients, including formulated bulk TIMERx, in 2000, 1999, and 1998 of $37.1 million, $36.8 million, and $28.8 million, respectively.

COLLABORATIVE ARRANGEMENTS

     The Company enters into collaborative arrangements with pharmaceutical companies to facilitate and expedite the commercialization of its TIMERx drug delivery technology.

     The company has two primary types of collaborative agreements. The first is jointly funded R&D with no up-front licensing fees or milestone payments. In these arrangements, the Company will share in a pre-determined percentage of the royalties. The second type of agreement is the straight licensing of the Company's technology, with no sharing in the R&D development costs. Under these collaborative agreements, the Company has received up-front fees and milestone payments and is entitled to receive additional milestone payments. In addition, under all its current collaborative arrangements, the Company is entitled to receive royalties on the sale of the products covered by such collaborative arrangements and payments for the purchase of formulated TIMERx material. There can be no assurance that future milestone payments will be received. The Company's principal collaborative arrangements are described below.

MYLAN PHARMACEUTICALS, INC.

     In August 1994 and March 1996, the Company entered into product development and supply agreements with Mylan with respect to the development of generic versions of Procardia XL (nifedipine) and Glucotrol XL (glipizide), based on the Company's TIMERx technologies (the "Mylan Products"). In December 2000, Mylan cancelled the Glucotrol XL contract and all rights with respect to Glucotrol XL reverted back to the Company. Mylan is one of the leading generic pharmaceutical companies in the United States.

     The Company received milestone payments under each of the product development and supply agreements. The Company is also entitled to royalties on the sale of generic Procardia XL. In addition, Mylan has agreed that during the term of the product development and supply agreements it will purchase formulated TIMERx material for use in Nifedipine XL exclusively from the Company at specified prices.

     On March 2, 2000 Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan is paying Penwest a royalty on net sales of Pfizer's 30 mg strengthof generic Procardia XL. The royalty rates are comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL. Mylan will not, however, be purchasing formulated bulk TIMERx from the Company as they will not be manufacturing the finished product. As part of Mylan's new agreement with Penwest, Mylan agreed to purchase the remaining formulated bulk TIMERx manufactured for Nifedipine. This inventory was shipped in the third quarter of 2000. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. The term of this agreement shall continue until such time as Mylan permanently ceases to market generic Procardia XL. In 2000, Mylan accounted for approximately 19% of the Company's total revenues.

SANOFI-SYNTHELABO

     In February 1997, the Company entered into a product development and supply agreement with Sanofi-Synthelabo with respect to the development of a generic version of Adalat LA based on the Company's TIMERx technology (the "Sanofi Product"), a drug that utilizes the same controlled release technology as Procardia XL. Sanofi is a research-based international pharmaceutical company, based in Paris, France, which has a European infrastructure from which to develop, register and market prescription pharmaceuticals.

     Under the product development and supply agreement, the Company was responsible for conducting pilot bioequivalence studies of the Sanofi Product and for manufacturing and supplying TIMERx material to Sanofi, and Sanofi was responsible for conducting all full scale bioequivalence and clinical studies, preparing all regulatory applications and submissions and manufacturing and marketing the Sanofi Product in specified countries in Europe and in South Korea. This drug was approved and Sanofi began marketing the drug in the United Kingdom in November 1998. Sanofi has also received regulatory approval in Italy.

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

     The Company received milestone payments under the product development and supply agreement. The Company is receiving royalties upon the sale of the Sanofi Product. One-half of such payments will be paid to Mylan in accordance with a distribution agreement signed with Mylan. In addition, Sanofi has agreed that, during the term of the product development and supply agreement, it will purchase formulated TIMERx material for use in the Sanofi Product exclusively from the Company at specified prices.

LEIRAS OY

     In July 1992, the Company entered into an agreement with Leiras with respect to the development and commercialization of Cystrin CR, a controlled release formulation of Cystrin based on the Company's TIMERx technology. In May 1995, the Company entered into a second agreement with Leiras clarifying certain matters with respect to the collaboration. Also, in 2001, the Company reacquired the North American rights to this product. Leiras is a Finnish subsidiary of Schering AG.

     Under the agreements, the Company was responsible for the development and formulation of Cystrin CR and for manufacturing and supplying TIMERx material to Leiras for use in the manufacture of Cystrin CR, and Leiras was responsible for preparing all regulatory applications and submissions and manufacturing and marketing Cystrin CR on a worldwide basis except for in North America. Leiras has the right to transfer its rights and responsibilities under the agreements and its related product rights for specified territories, subject in certain circumstances to the approval of the

Company. Leiras transferred the European rights to Sanofi-Synthelabo who is currently not marketing the product.

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

ENDO PHARMACEUTICALS INC.

     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of an extended release formulation of oxymorphone based on the Company's TIMERx technology (the "Endo Product"). Endo is a fully integrated specialty pharmaceutical company with a market leadership in pain management. Endo has a broad product line including 14 branded products that include the established brands such as Percodan(R) and Percocet(R). Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

     Under the strategic alliance agreement, the responsibilities of the Company and Endo with respect to any Endo Product are determined by a committee comprised of an equal number of members from each of the Company and Endo (the "Alliance Committee"). However, the Company expects that it will formulate each drug candidate and that Endo will conduct all clinical studies and prepare and file all regulatory applications and submissions. In addition, under the agreement, the Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market the Endo Products in the United States. The manufacture and marketing of Endo Products outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

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

CELLTECH

     In December 1998 the Company entered into a strategic alliance agreement with Celltech with respect to the development of products utilizing the differential release of chiral isomers based on the Company's knowledge of excipient technology and its TIMERx technology. The lead candidate, D6428, a centrally-acting synthetic analgesic, is utilized in the treatment of pain. Celltech is a fully-integrated global biopharmaceutical company located in the U.K.

     Under the strategic alliance agreement the projects are governed by a committee comprised of an equal number of members from both companies (the "Alliance Committee"). The Company is responsible for formulating each drug candidate, and Celltech is responsible for conducting all clinical studies and preparing and filing all regulatory applications ad submissions. In addition, under the agreement, the Company has agreed to manufacture and supply TIMERx material to Celltech, and Celltech has agreed to manufacture the isomeric active drug substance. The marketing of these products will be determined by the Alliance Committee.

     The Company and Celltech have agreed to share the costs involved in the development and commercialization of the Celltech Products and that the party marketing the Celltech Products (which the Company expects will be Celltech) will pay the other party royalties equal to 50% of net marketing revenues after fully-burdened costs (although this percentage will decrease as the total U.S. marketing revenues from an Celltech Product increase), subject to each party's right to terminate its participation with respect to any Celltech Product described above. If the Company does not satisfy its funding and other obligations under the agreement, the Company will be in breach of the agreement and Celltech will be entitled to terminate the agreement. Celltech will purchase formulated TIMERx material for use in the Celltech Products exclusively from the Company at specified prices. Such prices will be reflected in the determination of fully-burdened costs.

     The product has currently completed Phase Ib studies and further studies will commence once a marketing assessment has been completed.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development activities with respect to additional applications of TIMERx technology, advances in the TIMERx technology, funding of product development, and additional novel excipients such as Prosolv. The Company's research and development expenses in 2000, 1999, and 1998 were $12.8 million, $7.4 million, and , $6.1 million, respectively. These expenses do not include amounts incurred by the Company's collaborators in connection with the development of products under the collaboration agreements such as expenses for full scale bioequivalence studies or clinical trials performed by the collaborators.

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

     The Company currently operates two cGMP-approved manufacturing facilities for its MCC products, including EMCOCEL and ProSolv. These facilities are located in Cedar Rapids, Iowa and Nastola, Finland and cover approximately 35,000 square feet and 15,000 square feet, respectively. The Company's MCC products are primarily made from a specialty grade of wood pulp. Although the Company obtains wood pulp primarily from two suppliers, however, wood pulp is widely available from a number of suppliers.

     All manufacturing operations of the Company are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products.

MARKETING AND DISTRIBUTION

     Pursuant to the Company's collaborative agreements, the Company's collaborators have responsibility for the marketing and distribution of any controlled release pharmaceuticals developed based on the Company's TIMERx technology. Because the Company does not plan on marketing any such pharmaceuticals without a collaborator, the Company has not developed any sales force with respect to such products. As a result, the Company is substantially dependent on the efforts of its collaborators to market the products. In selecting a collaborator for a drug candidate, some of the factors the Company considers include the collaborator's market presence in the therapeutic area targeted by the drug candidate and the collaborator's sales force and distribution network.

     The Company has an in-house sales force of eleven employees who market the Company's excipient products in the United States and in Europe. This sales force focuses primarily on pharmaceutical and nutritional companies. The Company also markets excipients worldwide through the use of distributors located in over 40 countries. The Company typically sells its excipients to its largest customers under multi-year supply agreements.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patent and trade secret protection, particularly of its drug delivery technology, is important to its business and that its success will depend in part on its ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

     The Company has been issued 26 U.S. and 71 foreign patents, relating to the Company's controlled release drug delivery technology. The U.S. patents issued to the Company principally cover the Company's TIMERx technology, including the combination of the xanthan and locust bean gums, the oral solid dosage form of TIMERx and the method of preparation, as well as the application (and combination) of TIMERx technology to various active drug substances, including both method of treatment and methods of preparation. All these patents will expire between 2008 and 2020. The Company also has been issued an additional twelve U.S. patents and 14 foreign patents covering its ProSolv technology. These patents will expire between 2017 and 2020.

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

     There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Some of the controlled release products that the Company is developing with its collaborators are generic versions of brand name controlled release products that are covered by one or more patents. Under the Waxman-Hatch Act when an applicant files an ANDA with the FDA for a generic version of a brand name product covered by an unexpired patent listed with the FDA, the applicant must certify to the FDA that such patent will not be infringed by the applicant's product or that such patent is invalid or unenforceable. Notice of such certification must be given to the patent owner and the sponsor of the NDA for the brand name product. If a patent infringement lawsuit is filed within 45 days of the receipt of such notice, the FDA will conduct a substantive review of the ANDA, but will not grant final marketing approval of the generic product until a final judgment on the patent suit is rendered in favor of the applicant or until 30 months (or such longer or shorter period as a court may determine) have elapsed from the date of the certification, whichever is sooner. Should a patent owner commence a lawsuit with respect to alleged patent infringement by the Company or its collaborators, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The Company's collaborators are responsible for all legal costs under Waxman-Hatch lawsuits. The Company evaluates the probability of patent infringement litigation with respect to its collaborators' ANDA submissions on a case by case basis. The delay in obtaining FDA approval to market the Company's product candidates as a result of litigation, whether or not the Company is successful could have a material adverse effect on the Company's business, financial condition and results of operations.

     In 1994, Boots Company PLC ("Boots") filed in the European Patent Office, or the EPO, an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals, and a hearing date has been set for June 2001. We can provide no assurance we will prevail in this matter.

     TIMERx, Emcocel, Multicel, Celpac, ProSolv, Explotab, Emdex, Emcompress and Candex are registered trademarks of the Company. Other tradenames and trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

     Although the FDA has approved the ANDA filed by the Company's collaborator Mylan for the 30 mg dosage strength of a generic version of Procardia XL, there can be no assurance that applications filed by the Company's collaborators with respect to other products will be suitable or available for such products, or that such products will receive FDA approval on a timely basis.

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

     In its excipients business, the Company competes with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than the Company. The Company's principal competitor in this market is FMC Corporation, which markets its own line of MCC excipient products, and J. Rettenmaier & Sohne GmbH which also competes with the Company's MCC and sodium starch glycolate products.

EMPLOYEES

     As of December 31, 2000, the Company employed 137 persons, of which 87 were involved in research and development, administration and sales and marketing activities in Patterson, New York; 20 were involved in manufacturing operations at the Company's facility in Nastola, Finland; 30 were involved in manufacturing operations at the Company's facility in Cedar Rapids, Iowa; and six were involved in sales activities in the Company's European sales offices.

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

ITEM 3:  LEGAL PROCEEDINGS

    None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2000.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT


              NAME                  AGE                           TITLE
              ----                  ---                           -----
Tod R. Hamachek                      55     Chairman of the Board and Chief Executive Officer
                                                                                                     1997 - current
                                            President and Chief Executive Officer - Penford
                                            Corp.                                                    1985 - 1997

Michael J. Fox M.D.                  54     President and Chief Operating Officer                    2000 - current

                                            Senior Vice President, Medicine and Regulatory
                                            Affairs - Alkermes, Inc.                                 1998 - 1999

                                            Senior Vice President - Astra, USA                       1991 - 1996

Anand R. Baichwal, Ph.D.             46     Senior Vice President, Research & Development            1997 - current
                                            Vice President, Technology                               1994 - 1997

Stephen J. Berte, Jr.                45     General Manager, Excipients Business                     2000 - current
                                            Vice President, Global Sales                             1995 - 2000


Jennifer L. Good                     36     Vice President, Finance and Chief Financial
                                            Officer                                                  1997 - current

                                            Corporate Director of Finance - Penford Corp.
                                                                                                     1996 - 1997
                                            Corporate Controller - Penford Corp.
                                                                                                     1993 - 1996


PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Penwest's common stock, $.001 par value, is listed with and trades on the Nasdaq National Market under the symbol "PPCO." The high and low closing prices of the Company's common stock during 2000 and 1999 are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

PERIOD 2000                                                                       HIGH           LOW
- -----------                                                                       ----           ---
    Quarter Ended March 31                                                        $19.50        $ 12.25
    Quarter Ended June 30                                                         $13.63        $  8.75
    Quarter Ended September 30                                                    $13.25        $  8.63
    Quarter Ended December 31                                                     $12.94        $  8.13


PERIOD 1999                                                                       HIGH           LOW
- -----------                                                                       ----           ---
    Quarter Ended March 31                                                        $11.75        $6.25
    Quarter Ended June 30                                                         $10.38        $6.63
    Quarter Ended September 30                                                    $ 8.88        $5.13
    Quarter Ended December 31                                                     $16.25        $5.56


    On March 27, 2001 there were 939 shareholders of record.

    The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings, if any, for use in the operation of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company is prohibited from paying dividends on its common stock under its existing credit facility with the CIT Group/Business Credit, Inc.

ITEM 6:  SELECTED FINANCIAL DATA

    The following selected financial data are derived from consolidated financial statements of Penwest Pharmaceuticals Co. which have been audited by Ernst & Young LLP, independent auditors. Ernst & Young LLP's report on the consolidated financial statements for the year ended December 31, 2000, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about Penwest Pharmaceuticals Co.'s ability to continue as a going concern. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                  2000            1999             1998               1997             1996
                                              --------          --------          --------          --------          --------
STATEMENT OF OPERATIONS DATA:                                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

Revenues (a) ........................         $ 42,058          $ 37,307          $ 29,149          $ 26,999          $ 26,143
Cost of product sales (a) ...........           25,303            25,889            21,183            20,415            19,116
Gross profit ........................           16,755            11,418             7,966             6,584             7,027
Selling, general and administrative .           12,054            11,425            11,354             8,708             6,776
Research and product development ....           12,820             7,371             6,054             3,681             3,351
Asset write-off (b) .................             --                --               1,341              --                --
IPO transaction costs (c) ...........             --                --                --               1,367              --
Loss before cumulative effect of
   change in accounting principle ...           (8,376)           (7,681)           (8,829)           (7,316)           (3,864)
Cumulative effect of change in
   accounting principle (d) .........             (410)             --                --                --                --
Net loss ............................         $ (8,786)         $ (7,681)         $ (8,829)         $ (7,316)         $ (3,864)
                                              ========          ========          ========          ========          ========

Basic and diluted loss per share
   before cumulative effect of change
   in accounting principle ..........         $  (0.68)         $  (0.69)         $  (0.80)         $  (0.66)         $  (0.35)
Cumulative effect of change in
   accounting principle per share ...         ($  0.03)             --                --                --                --
                                              --------          --------          --------          --------          --------
Net loss per share ..................         $  (0.71)         $  (0.69)         $  (0.80)         $  (0.66)         $  (0.35)
                                              ========          ========          ========          ========          ========
Weighted average shares of
   common stock outstanding .........           12,330            11,103            11,037            11,037            11,037
                                              ========          ========          ========          ========          ========

                                                                          DECEMBER 31,
                                                                          ------------
                                          2000             1999             1998 (e)            1997              1996
                                       --------          --------          --------          --------          --------
BALANCE SHEET DATA:                                                            (IN THOUSANDS)
Cash and cash equivalents ....         $  2,204          $    739          $  1,476          $    938          $    695
Working capital ..............           11,129             7,713             7,648           (33,049)          (23,362)
Total assets .................           42,294            38,120            41,082            37,820            35,083
Long-term debt (f) ...........             --               6,700              --                --                --
Accumulated deficit ..........          (44,945)          (36,159)          (28,478)          (19,649)          (12,333)
Shareholders' equity (deficit)           31,017            22,509            30,032           (12,297)           (4,412)



(a) Reclassification recorded of amounts prior to 2000 for the adoption of EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs."

(b) Represents a one time charge relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new facility.

(c) Represents a write-off of transaction costs associated with an abandoned initial public offering.

(d)  Cumulative effect of adopting Staff Accounting Bulletin No. 101 ("SAB
     101").

(e) In conjunction with the August 31, 1998 distribution, in which the Company's former parent, Penford Corporation, distributed to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company's common stock (the "Distribution), Penford contributed to the Company's capital, all existing intercompany indebtedness.

(f) In connection with the repayment of loans payable with proceeds from the Company's private placement of common stock in March 2000, loans payable have been classified as non-current at December 31, 1999.

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

     The Company has incurred net losses since 1994. As of December 31, 2000, the Company's accumulated deficit was approximately $44.9 million. Management expects operating losses and negative cash flows during 2001. Management anticipates that its existing capital resources, as well as internally generated funds, will not enable the Company to maintain currently planned operations. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, Mylan's sales of Pfizer's 30 mg generic version of Procardia XL, sales growth of the Company's other pharmaceutical excipients products, as well as the level of investment in research and development activities. There can be no assurance that the Company will achieve profitability or that it will be able to sustain profitability on a quarterly basis, if at all. Continuation of the Company as a going concern and the realization of its assets and the satisfaction of its liabilities are dependent upon the Company's ability to obtain additional funding sources. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Note 1 to the consolidated financial statements.

     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths ( 30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg strength of generic Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL, the TIMERx-based generic equivalent to Procardia XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL.

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

     The Company's business is conducted internationally and may be affected by fluctuations in currency exchange rates, as well as by governmental controls and other risks associated with international sales (such as export licenses, collectibility of accounts receivable, trade restrictions, and changes in tariffs). The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies.

     The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients, Mylan's sales of the 30 mg strength of generic Procardia XL, and on variations in payments under the Company's collaborative agreements including payments upon the achievement of specified milestones. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, the mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 2000 AND 1999

     Total revenues increased 12.7% for the year ended December 31, 2000 to $42.1 million from $37.3 million for the year ended December 31, 1999. Product sales increased to $37.1 million for the year ended December 31, 2000 compared to $36.8 million for the year ended December 31, 1999. The increase in product sales was primarily due to shipments of formulated bulk TIMERx to Mylan in the first and third quarters of 2000. The first quarter's shipments to Mylan were in anticipation of their launch of Nifedipine XL, and prior to Mylan signing the supply and distribution agreement with Pfizer. The third quarter's shipments to Mylan were made pursuant to Penwest's March 2000 agreement with Mylan noted above. The Company does not expect to sell any bulk TIMERx to Mylan in 2001. Partially offsetting the increased sales of formulated bulk TIMERx included in product sales was a decrease in excipients revenues during the year ended December 31, 2000. This decrease in excipient revenues was due to a milder-than-expected cough/cold season resulting in reduced orders from customers, a decrease in sales volumes to two primary customers, as well as pricing pressure on Emcocel products, primarily in Europe. Royalties and licensing fees increased to $4.9 million for the year ended December 31, 2000 compared to $0.5 million for the year ended December 31, 1999. This increase was due primarily to royalties from Mylan on its sales of Pfizer's 30 mg generic version of Procardia XL.

     Gross profit increased to $16.7 million or 39.8% of total revenues for the year ended December 31, 2000 from $11.4 million, or 30.6% of total revenues for the year ended December 31, 1999. The increase in gross profit was primarily due to increased royalties and licensing fees noted above. Gross profit percentage on product sales increased to 31.9% from 29.6% for the year ended December 31, 2000 and 1999, respectively, primarily due to increased sales of formulated bulk TIMERx and ProSolv, which have higher overall margins than the Company's other excipient products.

     Selling, general and administrative expenses increased 5.5% for the year ended December 31, 2000 to $12.1 million from $11.4 million for the year ended December 31, 1999. This increase was primarily due to additional personnel hired in sales and marketing and increased professional fees.

     Research and product development expenses increased 73.9% for the year ended December 31, 2000 to $12.8 million from $7.4 million for the year ended December 31, 1999. This increase was primarily due to the Company's share of increased expenses associated with the recently completed Phase II clinical trials, as well as other studies being conducted for the development of extended release oxymorphone under the Company's collaboration with Endo, as well as increased activity in the Company's drug development pipeline.

     The effective tax rates for the year ended December 30, 2000 and 1999, were an expense of 4% and a benefit of 1%, respectively. The effective rates are higher than the federal statutory rate of a

]34% benefit, due primarily to the valuation allowance recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Total revenues increased by 28.0% in 1999 to $37.3 million from $29.1 million in 1998. Product sales increased to $36.8 million in 1999 from $28.8 million in 1998 representing an increase of 27.5%. The increase in product sales was primarily due to increased sales volumes of Emcocel, as well as increased sales volumes of formulated bulk TIMERx in anticipation of Mylan's launch of Nifedipine XL. The Company added two new Emcocel customers in December 1998, which contributed to most of the volume increase in 1999. Royalties and licensing fees relating to the TIMERx drug delivery system increased to $0.5 million for the year ended December 31, 1999 from $0.3 million for the year ended December 31, 1998 due to the timing of when development milestones were earned.

     Gross profit increased to $11.4 million or 30.6% of total revenues in 1999 from $8.0 million or 27.6% of total revenues in 1998. Gross profit percentage on product sales increased to 29.6% in 1999 from 26.6% in 1998. The increase in gross profit percentage was partly due to increasing margins on Emcocel products due to volume-based manufacturing efficiencies, increased sales of ProSolv and formulated TIMERx, which have higher margins, as well as increased development revenues under collaborative agreements utilizing the TIMERx technology.

     Selling, general, and administrative expenses were comparable from year-to-year at $11.4 million. The 1998 expenses included a one-time charge of $1.3 million relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new manufacturing facility.

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

LIQUIDITY AND CAPITAL RESOURCES

     Subsequent to the Distribution, the Company has funded its operations and capital expenditures with cash from operations, advances under credit facilities and the issuance of additional shares of common stock.

     As of December 31, 2000, the Company had cash and cash equivalents of $2.2 million. The Company had no committed sources of capital at year end. On January 17, 2001, the Company secured a revolving line of credit ("Revolver") with CIT Group/Business Credit, Inc. Under the terms of the Revolver, the Company may borrow up to $10.0 million ("Line of Credit") as determined by a formula based on the Company's Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. The Company has drawn approximately $3.0 million to date, but also currently has approximately $4.8 million in cash and cash equivalents. Under the Revolver, generally

85% of the Company's U.S. and Canadian receivables, as well as generally 60% of the Company's U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company's U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years, and provides for annual renewals thereafter. The Revolver bears interest at a specified bank's prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires fees be paid of .5% per annum on unused portions of the Line of Credit. It also provides for early termination fees of up to .75%, in the event the Company terminates the Revolver prior to the end of the initial term. The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness.

     As of December 31, 2000, the Company did not have any material commitments for capital expenditures. At December 31, 2000, the Company's trade receivables were $8.2 million, an increase of $3.2 million from the December 31, 1999 balance of $5.0 million. This increase was primarily due to amounts due from Mylan, including royalties for the fourth quarter of 2000 and additional amounts due relating to sales of bulk TIMERx to Mylan as previously discussed. At December 31, 2000, the Company's accrued expenses and accounts payable totaled $7.9 million, an increase of $1.9 million from the December 31, 1999 balance of $6.0 million. This increase is due to the Company's funding obligation under its strategic alliance agreement with Endo. In connection with its agreement with Endo, the Company expects to expend approximately an additional $12 million in 2001 and 2002 on the development of extended release oxymorphone, subject to the receipt by the Company of additional funding. The Company intends to utilize available cash and cash from operations, and funds available under the Revolver, and is also evaluating other funding alternatives. If the Company is unable to secure adequate funding, the Company has the option to terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease. This would reduce the Company's future net royalties on this product once it is marketed.

     The Company had negative cash flow from operations in each of the periods presented, primarily due to net losses for the periods, as well as significantly higher trade receivables. Funds expended for the acquisition of fixed assets were primarily related to efforts at the Company's manufacturing facility in Iowa to increase capacity, and to a lesser extent, to procure equipment used in research and product development. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and to secure trademarks.

     The Company's requirements for additional capital are substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements; (iii) the progress of the Company's collaborative and independent development projects; (iv) revenues from the Company's sales of excipients; (v) the costs to the Company of bioequivalence studies for the Company's products; (vi) the prosecution, defense and enforcement of patent claims and other intellectual property rights; and
(vii) the timing of adding drug development capabilities.

     The Company anticipates that its existing capital resources, including funds available under the Revolver, as well as internally generated funds, will not enable the Company to maintain currently planned operations during 2001 and thereafter. Penwest will need to raise additional funds. Penwest is currently seeking additional funds through transactions relating to its business lines and/or private financings. The additional financing may not be available to Penwest on acceptable terms, if at all.

     If adequate funds are not available, Penwest may be required to (i) significantly curtail its product commercialization efforts, including terminating existing collaborative agreements; (ii) obtain funds through arrangements with collaborative partners or others on favorable terms that may require Penwest to relinquish rights to certain of its technologies, product candidates, or products which Penwest would otherwise pursue on its own or that would significantly dilute the Company's stockholders; (iii) significantly scale back or terminate operations and/or; (iv) seek relief under applicable bankruptcy laws.

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

RECENT ACCOUNTING DEVELOPMENTS

     On January 1, 2000 the Company changed its method of accounting for revenue recognition to conform with guidance provided by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires a company to conform with its guidance no later than the first quarter of its fiscal year beginning after December 15, 2000 through a cumulative effect of a change in accounting principle. The cumulative effect of the change in accounting principle was initially to record certain up-front license and milestone fees as deferred revenue that will be recognized as revenue over the remaining related collaboration or supply agreement. For the year ended December 31, 2000, the cumulative effect of the change on prior years was to increase the net loss by $410,000 or $0.03 per share.

     In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Upon adoption, the Company reclassified amounts billed to customers for shipping and handling costs from a reduction of cost of product sales to product sales revenues. Accordingly, the Company retroactively reclassified prior quarter and year-end amounts. There are a number of recently issued accounting standards including Statement of Financial Accounting Standard No. 133 ("SFAS 133"), which are required to be adopted in future periods. Management believes that the future adoption of these accounting standards, if applicable, will not have a material effect on the Company's future financial statements.

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

RISK FACTORS

WE HAVE NOT BEEN PROFITABLE

     We have incurred net losses since 1994, including net losses of approximately $8.8 million, $7.7 million, and $8.8 million during 2000, 1999, and 1998, respectively. As of December 31, 2000, our accumulated deficit was approximately $44.9 million. The Company expects net losses to continue at least into mid 2003. A substantial portion of our revenues have been generated from the sales of our pharmaceutical excipients. Our future profitability will depend on several factors, including:

     - the completion of the development of and successful commercialization of pharmaceutical products using our TIMERx controlled release technology;

     -    the addition of new product development collaborations;

     -    an increase in sales of our pharmaceutical excipient products; and

     - the amount of our funding obligations under certain of our collaborations.

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

WE ARE DEPENDENT ON COLLABORATORS TO CONDUCT FULL-SCALE BIOEQUIVALENCE STUDIES AND CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS FOR, AND MANUFACTURE, MARKET, AND SELL OUR TIMERx CONTROLLED RELEASE PRODUCTS

     We develop and commercialize our TIMERx controlled release products in collaboration with pharmaceutical companies. We are parties to collaborative agreements with third parties relating to certain of our principal products, for instance, we are relying on Ivax to conduct full-scale bioequivalence studies and clinical trials, obtain regulatory approvals for, and manufacture, market and sell one of our TIMERx controlled release products and Endo to develop and commercialize an extended release version of oxymorphone and Celltech to develop D6428. We are also dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer's generic version of Procardia XL. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

     If we cannot maintain our existing collaborations or establish new collaborations, we would be required to terminate the development and commercialization of products or undertake product development and commercialization activities at our own expense. Moreover, we have limited experience in conducting full-scale bioequivalence studies and clinical trials, preparing and submitting regulatory applications and manufacturing, marketing and selling our TIMERx controlled release products. We may not be successful in performing these activities.

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

     In our excipients business, we compete with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than the Company. Our principal competitor in this market is FMC Corporation, which markets its own line of MCC excipient products and J. Rettenmaier & Sohne GmbH, a European manufacturer and marketer of MCC and sodium starch glycolate products.

WE REQUIRE ADDITIONAL FUNDING

     Our requirements for additional capital are substantial and will depend on many factors, including:

     - the timing and amount of payments received under existing and possible future collaborative agreements;

     -    the structure of any future collaborative or development agreements;

     - the progress of our collaborative and independent development projects;

     -    revenues from our excipients business;

     -    the costs to us of clinical studies for our products; and

     - the prosecution, defense and enforcement of patent claims and other intellectual property rights.

     The Company has no committed sources of capital except for the CIT credit facility. The Company anticipates its existing capital resources, including the amount available under the $10 million financing arrangement with CIT Credit will not be sufficient to fund operations through 2001, and believes Penwest will need to raise additional funds. Penwest is currently seeking additional funds through transactions relating to its business lines and/or private financings. The additional financing may not be available to Penwest on acceptable terms, if it all.

     If adequate funds are not available, Penwest may able required to (i) significantly curtail its product commercialization efforts, including terminating existing collaborative agreements; (ii) obtain funds through arrangements with collaborative partners or others on favorable terms that may require Penwest to relinquish rights to certain of its technologies, product candidates, or products which Penwest would otherwise pursue on its own or that would significantly dilute the Company's stockholders; (iii) significantly scale back or terminate operations and/or; (iv) seek relief under applicable bankruptcy laws.


IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL OR TAKE LONGER TO COMPLETE THAN WE EXPECT, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE CERTAIN OF OUR PRODUCTS

     In order to obtain regulatory approvals for the commercial sale of certain of our potential products, including controlled release versions of immediate release drugs such as the and new chemical entities, our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. Our collaborators may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trails.

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

     Some of the controlled release products that we are developing with our collaborators are generic versions of branded controlled release products, which require the filing of ANDAs. Certain ANDA procedures for generic versions of controlled release products are the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for generic drugs. These requested changes include, among other things, tighter standards for certain bioequivalence studies and disallowance of the use by a generic drug manufacturer in its ANDA of proprietary data submitted by the original manufacturer as part of an original new drug application. Any changes in FDA regulations that make ANDA approvals more difficult may have a material adverse effect on our business, financial condition and results of operations.

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

     In 1994, the Boots Company PLC filed in the European Patent Office, or the EPO, an opposition to a patent granted by the EPO to us relating to our TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals, and a court date has been set in June 2001 for an appellate hearing and a court date has been set in June 2001 for an appellate hearing. We can provide no assurance that we will prevail in this matter.

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

     Our TIMERx drug delivery system is a hydrophilic matrix combining primarily two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. We purchase these gums from a sole source supplier. Emcocel and Prosolv, our two largest selling excipients, are manufactured from a specialty grade of wood pulp. We have qualified alternate suppliers with respect to such materials, but we can provide no assurance that interruptions in supplies will not occur in the future or that we will not have to obtain substitute suppliers. Any interruption in these supplies could have a material adverse effect on our ability to manufacture bulk TIMERx for delivery to our collaborators or to manufacture these excipients.

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

     We are currently covered by primary product liability insurance in the amount of $1 million per occurrence and $2 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25 million which can also be used for product liability insurance. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

     Information regarding executive officers of the Company is set forth in
Part I, Item 4a above and incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions of the Company set forth under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements and Financial Statement Schedule

                  The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

                  The consolidated balance sheets as of December 31, 2000 and 1999 and the related statements of operations, cash flows and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2000.

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

(b)               Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 2000:

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Penwest Pharmaceuticals Co.

Date:     April 2, 2001               /s/Tod R. Hamachek
                                      ----------------------------------------
                                      Tod R. Hamachek, Chairman of the Board
                                       and Chief Executive Officer
                                      (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     April 2, 2001                /s/Tod R. Hamachek
                                       ----------------------------------------
                                       Tod R. Hamachek, Chairman of the Board
                                        and Chief Executive Officer
                                       (Principal Executive Officer)



Date:     April 2, 2001                /s/ Jennifer L. Good
                                       ----------------------------------------
                                       Jennifer L. Good, Vice President,
                                       Finance and Chief Financial Officer
                                       (Principal Financial Officer)




Directors

Paul E. Freiman*
Jere E. Goyan, Ph.D.*
Tod R. Hamachek*
Rolf H. Henel*                          By /s/ Jennifer L. Good
Robert J. Hennessey*                    ------------------------------------
N. Stewart Rogers*
John N. Staniforth, Ph.D.*              Attorney-in-Fact*
Anne M. VanLent*                        Power of Attorney Dated

                                        Date:  April 2, 2001

                                   APPENDIX A


                           PENWEST PHARMACEUTICALS CO.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




                                                                        Page
Financial Statements
  Report of Independent Auditors                                        F-2
  Consolidated Balance Sheets                                           F-3
  Consolidated Statements of Operations                                 F-4
  Consolidated Statements of Shareholders' Equity (Deficit)             F-5
  Consolidated Statements of Cash Flows                                 F-6
  Notes to Consolidated Financial Statements                            F-7
Schedule II - Valuation and Qualifying Accounts                         F-27

                         REPORT OF INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
PENWEST PHARMACEUTICALS CO.


We have audited the accompanying consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penwest Pharmaceuticals Co. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, Penwest Pharmaceuticals Co. changed its method of accounting for revenue recognition in 2000.

The accompanying financial statements have been prepared assuming that Penwest Pharmaceuticals Co. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and has had negative cash flows from operations in each of the three years in the period ended December 31, 2000 and, based on anticipated levels of operations and currently available capital resources, management expects continued operating losses and negative cash flows during 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                               /s/ ERNST & YOUNG LLP
Stamford, Connecticut
March 15, 2001

                           PENWEST PHARMACEUTICALS CO.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                 2000             1999
                                                                              --------          --------
ASSETS
Current assets:
  Cash and cash equivalents .........................................         $  2,204          $    739
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $235 and $245 ............................            8,154             5,043
  Inventories .......................................................            8,196             7,649
  Prepaid expenses and other current asset ..........................              745               629
                                                                              --------          --------
     Total current assets ...........................................           19,299            14,060
Fixed assets, net ...................................................           17,473            18,942
Other assets ........................................................            5,522             5,118
                                                                              --------          --------
     Total assets ...................................................         $ 42,294          $ 38,120
                                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................         $  3,199          $  3,296
  Accrued expenses ..................................................            1,790             1,657
  Accrued development costs .........................................            2,911             1,050
  Taxes payable .....................................................              270               344
                                                                              --------          --------
       Total current liabilities ....................................            8,170             6,347

Loans payable .......................................................             --               6,700
Deferred income taxes ...............................................              205               223
Deferred revenue ....................................................              378              --
Deferred compensation ...............................................            2,524             2,341
                                                                              --------          --------
       Total liabilities ............................................           11,277            15,611
Shareholders' equity:
  Preferred stock, par value $.001, authorized 1,000,000 shares, none
      outstanding ...................................................             --                --
  Common stock, par value $.001, authorized  39,000,000 shares, issued and outstanding 12,669,780 shares in 2000 and 11,148,718
      shares in 1999 ................................................               13                11
  Additional paid in capital ........................................           77,276            59,718
  Accumulated deficit ...............................................          (44,945)          (36,159)
  Accumulated other comprehensive loss ..............................           (1,327)           (1,061)
                                                                              --------          --------
       Total shareholders' equity ...................................           31,017            22,509
                                                                              --------          --------
       Total liabilities and shareholders' equity ...................         $ 42,294          $ 38,120
                                                                              ========          ========


                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                                  YEAR ENDED DECEMBER 31,
                                                         2000              1999              1998
                                                       --------          --------          --------
Revenues
  Product sales ..............................         $ 37,148          $ 36,768          $ 28,847
  Royalties and licensing fees ...............            4,910               539               302
                                                       --------          --------          --------
     Total revenues ..........................           42,058            37,307            29,149
Cost of product sales ........................           25,303            25,889            21,183
                                                       --------          --------          --------
       Gross profit ..........................           16,755            11,418             7,966
Operating expenses
  Selling, general and administrative ........           12,054            11,425            11,354
  Research and product development ...........           12,820             7,371             6,054
  Asset write-off ............................             --                --               1,341
                                                       --------          --------          --------
       Total operating expenses ..............           24,874            18,796            18,749
                                                       --------          --------          --------
Loss from operations .........................           (8,119)           (7,378)          (10,783)
Investment income ............................              217              --                --
Interest expense .............................              172               371                72
                                                       --------          --------          --------
Loss before income taxes and cumulative effect
    of change in accounting principle ........           (8,074)           (7,749)          (10,855)
Income tax expense (benefit) .................              302               (68)           (2,026)
                                                       --------          --------          --------
Loss before cumulative effect of change in
    accounting principle .....................           (8,376)           (7,681)           (8,829)
Cumulative effect of change in accounting
    principle (Note 3) .......................             (410)             --                --
                                                       --------          --------          --------
Net loss .....................................         $ (8,786)         $ (7,681)         $ (8,829)
                                                       ========          ========          ========

Basic and diluted amounts per share:
  Loss before cumulative effect of change in
     accounting principle ....................         $  (0.68)         $  (0.69)         $  (0.80)
  Cumulative effect of change in accounting
    principle (Note 3) .......................            (0.03)             --                --
                                                       --------          --------          --------
Net loss .....................................         $  (0.71)         $  (0.69)         $  (0.80)
                                                       ========          ========          ========
Weighted average shares of common stock
    outstanding ..............................           12,330            11,103            11,037
                                                       ========          ========          ========

Pro forma amounts assuming the accounting
  change is applied retroactively:
Net loss .....................................         $ (8,376)         $ (7,733)         $ (8,533)
                                                       ========          ========          ========
Basic and diluted net loss per share .........         $  (0.68)         $  (0.70)         $  (0.77)
                                                       ========          ========          ========


                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                        COMMON STOCK        ADDITIONAL                   COMPREHENSIVE
                                                     -------------------     PAID-IN     ACCUMULATED        INCOME
                                                     SHARES       AMOUNT     CAPITAL       DEFICIT          (LOSS)         TOTAL
                                                     ------     --------     -------       --------        --------       --------
Balances, January 1, 1998 ..................         11,037     $     11     $ 8,079       $(19,649)       $   (738)      $(12,297)
  Net loss .................................                                                 (8,829)                        (8,829)
  Other comprehensive income translation
   adjustment ..............................                                                                    212            212
                                                                                                                          --------
           Comprehensive loss ..............                                                                                (8,617)
  Capital contribution from Penford ........                                  50,914                                        50,914
  Issuance of common stock pursuant to Stock
   Purchase Plan ...........................              6         --            32                                            32
                                                     ------     --------     -------       --------        --------       --------
Balances, December 31, 1998 ................         11,043           11      59,025        (28,478)           (526)        30,032
  Net loss .................................                                                 (7,681)                        (7,681)
  Other comprehensive loss - translation
      adjustment ...........................                                                                   (535)          (535)
                                                                                                                          --------
           Comprehensive loss ..............                                                                                (8,216)
  Issuance of common stock pursuant to stock
    compensation plans .....................             80         --           539                                           539
  Issuance of common stock pursuant to Stock
   Purchase Plan ...........................             26         --           154                                           154
                                                     ------     --------     -------       --------        --------       --------
Balances, December 31, 1999 ................         11,149           11      59,718        (36,159)         (1,061)        22,509

  Net loss .................................                                                 (8,786)                        (8,786)
  Other comprehensive loss - translation
      adjustment ...........................                                                                   (266)          (266)
                                                                                                                          --------
           Comprehensive loss ..............                                                                                (9,052)
  Issuance of common stock - private
     placement .............................          1,399            2      16,823                                        16,825
  Issuance of common stock pursuant to stock
    compensation plans .....................            102         --           557                                           557
  Issuance of common stock pursuant to Stock
    Purchase Plan ..........................             20         --           178                                           178
                                                     ------     --------     -------       --------        --------       --------
Balances, December 31, 2000 ................         12,670     $     13     $77,276       $(44,945)       $ (1,327)      $ 31,017
                                                   ========     ========     =======       ========        ========       ========

                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                          2000            1999           1998
                                                        --------        --------        -------
     Operating activities:
     Net loss ...................................       $ (8,786)       $ (7,681)       $(8,829)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation ..........................          2,879           2,881          2,611
          Amortization ..........................            213             189            162
          Asset write-off .......................           --              --            1,341
          Deferred income taxes .................            (18)           (353)        (2,126)
          Deferred revenue ......................            378            --             --
          Deferred compensation .................            183             164             33
          Stock compensation ....................            105             142           --
     Changes in operating assets and liabilities:
          Trade accounts receivable .............         (3,111)           (662)        (1,376)
          Inventories ...........................           (547)          1,155           (113)
          Accounts payable, accrued expenses and
             other ..............................          1,378              96          1,700
                                                        --------        --------        -------
     Net cash used in operating activities ......         (7,326)         (4,069)        (6,597)

     Investing activities:
          Acquisitions of fixed assets, net .....         (1,412)         (1,116)        (2,003)
          Other .................................           (507)           (490)          (181)
                                                        --------        --------        -------
     Net cash used in investing activities ......         (1,919)         (1,606)        (2,184)

     Financing activities:
          Borrowings from Credit Facility .......          2,800          11,600          3,300
          Repayments of Credit Facility .........         (9,500)         (7,100)        (1,100)
          Issuance of common stock, net .........         17,454             551             32
          Proceeds from Penford .................           --              --            7,030
                                                        --------        --------        -------
     Net cash provided by financing activities ..         10,754           5,051          9,262

     Effect of exchange rate changes on
       cash and cash equivalents ................            (44)           (113)            57
                                                        --------        --------        -------
     Net increase (decrease) in cash and
       cash equivalents .........................          1,465            (737)           538
     Cash and cash equivalents at beginning
       of year ..................................            739           1,476            938
                                                        --------        --------        -------
     Cash and cash equivalents at end of
       year .....................................       $  2,204        $    739        $ 1,476
                                                        ========        ========        =======

                             See accompanying notes.

                           PENWEST PHARMACEUTICALS CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

     Penwest Pharmaceuticals Co. ("Penwest" or the "Company"), is engaged in the research, development and commercialization of novel drug delivery technologies. Based on its extensive expertise in developing and manufacturing tabletting ingredients for the pharmaceutical industry, the Company has developed TIMERx, a proprietary controlled release drug delivery technology and ProSolv SMCC(R) ("ProSolv"), another drug delivery technology which improves the performance characteristics of tablets. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented excipients that are licensed to customers. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe. The Company was a wholly-owned subsidiary of Penford Corporation ("Penford") prior to August 31, 1998 ("Distribution Date"). On August 31, 1998, Penford distributed to the stockholders of record of Penford's common stock on August 10, 1998, all of the shares of the Company's common stock (see Note 8).

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

Future Operations

     The Company has incurred recurring operating losses and has had negative cash flows from operations for each of the three years in the period ended December 31, 2000 and, based on anticipated levels of operations and currently available capital resources, management expects operating losses and negative cash flows during 2001. Management anticipates that its existing capital resources, as well as internally generated funds, will not enable the Company to maintain currently planned operations through 2001. Management's plans in regard to these matters include various available business and financing alternatives. On January 17, 2001, the Company entered into a revolving credit facility, up to $10 million (See Note 7). Continuation of the Company as a going concern and the realization of its assets and the satisfaction of its liabilities are dependent upon the Company's ability to obtain additional funding sources. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Penwest and its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the consolidated financial statements include various costs allocated by Penford prior to the Distribution Date. Management believes the amounts allocated are reasonable and approximate the cost of obtaining the service from an unrelated third party.

     In September 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned and should be classified as revenue. The Company adopted EITF No. 00-10 in the fourth quarter of 2000, and has reclassified its financial statements for all periods presented to comply with the guidelines of the EITF.

     Certain other amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

Credit Risk and Fair Value of Financial Instruments

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that have significant cash resources. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. One customer of the Company accounted for approximately 19% of total revenues in 2000. No customers of the Company accounted for 10% or more of total revenues in 1999. One customer accounted for approximately 11% of total revenues in 1998.

     The carrying value of financial instruments, which includes cash, receivables, obligations under the Company's credit facility (see Note 7) and accounts payable, approximates market value due to their short term nature and the fact that all borrowings are at floating interest rates.

Long Lived Assets

     Property and equipment are recorded at cost and depreciated by the straight-line method over their estimated useful lives. Estimated useful lives by class of assets are substantially as follows:

Buildings.........................................................    20-25 years
Machinery and equipment...........................................    10-12 years
Office furniture, equipment and software..........................     5-10 years


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

Foreign Currencies

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. For each of the foreign operations, the functional currency is the local currency. Accumulated other comprehensive loss equals the cumulative translation adjustment, which is the only component of other comprehensive loss included in the Company's financial statements. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations. Foreign currency transaction gains and losses were not significant in each year in the three year period ended December 31, 2000.

Income Taxes

     The Company's results of operations were included in the tax returns of Penford through the Distribution Date. Effective September 1, 1998, the Company filed its income taxes on a stand-alone basis. Deferred income tax benefits and related income tax assets and liabilities are reflected as if the Company were an independent entity for all periods presented, in accordance with SFAS No. 109, "Accounting for Income Taxes", except that the Company was not compensated for tax losses utilized by Penford (see Note 12).

     A valuation allowance has been established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.

Revenue Recognition

     Revenues from product sales are recognized when title transfers and customer acceptance provisions have lapsed, provided collections of the related accounts receivable are probable. Revenue received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete stage of a product's development or over the estimated or contractual licensing and supply term when the Company is obligated to supply inventory for manufacture when the development risk has substantially ended. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company's proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. Other contractual fees received in connection with a collaborator's launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

Advertising Costs

    Advertising costs are accounted for as expenses in the period in which they are incurred.

Research and Development

    Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements. Research and development costs are charged to expense as incurred. Certain reimbursements of costs related to drug formulation on feasibility studies are netted against research and development expense.

Per Share Data

    Loss per common share is computed based on the weighted average number of common shares outstanding during the period after giving effect to the 0.76-for-1 reverse stock split and the 2,907.66-for-1 stock split of the common stock of the Company (see Note 10).

Stock Based Compensation

    The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for stock options granted for which the exercise price of the options was the same as the market price of the Company's common stock on the date of grant. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. As prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," the Company has disclosed in Note 10, the pro forma effects on net loss and loss per share of recording compensation expense for the fair value of the options granted.

3.   ACCOUNTING CHANGES

    Previously, the Company recognized revenue for upfront non-refundable fees when received and when all contractual obligations of the Company relating to the fees had been fulfilled. In addition, the Company previously recognized revenue relating to development milestones and other contractual fees as achieved, in accordance with the terms of the collaboration agreements. Effective January 1, 2000, the Company changed its method of accounting for upfront non-refundable fees and milestone fees. Revenue received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete stage of a product's development or over the estimated or contractual licensing and supply term when the Company is obligated to supply inventory for manufacture, when the development risk has substantially ended. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company's proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. Other contractual fees received in connection with a collaborator's launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

    The cumulative effect of the change in accounting principle was reported as a change in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining related collaborative or licensing and supply agreements, as appropriate. For the year ended December 31, 2000, the cumulative effect of the change on prior years was to increase the net loss by $410,000 or $0.03 per share. The effect of the change on loss before cumulative effect of the change for the year ended December 31, 2000 was to decrease the net loss by $32,000 (see Note 17). The pro forma amounts presented on the statement of operations were calculated assuming the accounting change was made retroactively to prior years. During the year ended December 31, 2000, the Company recognized $204,000 of revenue that is included in its cumulative effect adjustment as of January 1, 2000.


4.   INVENTORIES

    Inventories, which consist of raw materials, pharmaceutical excipients manufactured by the Company, pharmaceutical excipients held for distribution, including manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market. Cost includes material, labor and manufacturing overhead costs.

     Inventories are summarized as follows:

                                                         DECEMBER 31
                                                     ------------------
                                                      2000        1999
                                                     ------      ------
Raw materials                                        $2,611      $1,513
Finished products                                     5,585       6,136
                                                     ------      ------
     Total inventories                               $8,196      $7,649
                                                     ======      ======

    Included in inventories are approximately $466,000 and $2,882,000 of TIMERx raw materials and bulk TIMERx as of December 31, 2000 and 1999, respectively. The ability to continue to sell TIMERx related inventory is dependent, in part, upon the commercialization of products by third parties utilizing bulk TIMERx and the continued use by the Company and third parties of the TIMERx related inventory in existing and new research efforts.

    The Company periodically reviews and quality tests its inventory to identify obsolete, slow moving or otherwise unsaleable inventories. Inventories at December 31, 2000 and 1999, are net of allowances of $26,000 and $277,000, respectively.

    Through most of 1999, the Company primarily relied on a large third-party pharmaceutical company for the manufacture of its TIMERx products. In September 1999, the Company entered into a five-year contract (plus automatic renewals of one year each) for the manufacturing of TIMERx material with another large third party pharmaceutical company. There are a limited number of third party manufacturers capable of producing the TIMERx material. There can be no assurance that third parties upon which the Company relies for supply of its TIMERx materials will perform and any failures by third parties may delay development, or the submission of products for regulatory approval, impair the Company's collaborators' ability to commercialize products as planned and deliver products on a timely basis or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

5.  FIXED ASSETS

    Fixed assets, at cost, summarized by major categories, consist of the following:


                                                              DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         -------      -------
                                                            (IN THOUSANDS)
Buildings, equipment and software ...................    $33,844      $32,865
Land ................................................        696          696
Construction in progress ............................        441          616
                                                         -------      -------
                                                          34,981       34,177
Less: accumulated depreciation ......................     17,508       15,235
                                                         -------      -------
                                                         $17,473      $18,942
                                                         =======      =======

6.  OTHER ASSETS

    Other assets, net of accumulated amortization, consist of the following:


                                                         DECEMBER 31,
                                                      ------------------
                                                       2000        1999
                                                      ------      ------
                                                        (IN THOUSANDS)
Patents, net of accumulated amortization of
  $640 and $485 ...................................   $2,827      $2,478
Goodwill, net of accumulated amortization of
  $468 and $410 ...................................       72         130
Cash surrender value of officer's life insurance
  policies ........................................    2,623       2,510
                                                      ------      ------
                                                      $5,522      $5,118
                                                      ======      ======

    Patents include costs to secure patents on technology developed by the Company and secure trademarks. Patents are amortized on a straight-line basis over their useful lives of 17 to 20 years. Amortization expense of $155,000, $131,000, and $105,000 was recorded in the years ended December 31, 2000, 1999, and 1998, respectively.

    Goodwill is being amortized on a straight-line basis over ten years and was recorded upon the acquisition of the Company by Penford. Amortization expense approximated $58,000 for each of the years ended December 31, 2000, 1999, and 1998.

    Recorded intangibles are evaluated for potential impairment whenever events or circumstances indicate that the undiscounted cash flows are not sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the asset's carrying value is in excess of related discounted cash flows.

    Cash surrender value of officer's life insurance policies approximating $2,364,000 was contributed to the Company by Penford on the Distribution Date (see Note 8).

7.  CREDIT FACILITIES

    On July 2, 1998 the Company obtained a $15 million unsecured revolving credit facility (the "Credit Facility") which was guaranteed by Penford. Proceeds from the Credit Facility were used to fund working capital and for general corporate purposes, including capital expenditures. On August 31, 2000, all outstanding amounts under the Credit Facility were to become automatically due and payable. Penford agreed that, for a period ended August 31, 2000, it would guarantee the Company's indebtedness under the Credit Facility. LIBOR Advances (available in multiples of $1,000,000 for 1, 2 or 3 month LIBOR periods) under the Credit Facility bore interest at a rate equal to LIBOR, plus 1.25%. Base Rate Advances (available in minimum amounts of $100,000) bore interest at the Bank's Alternate Base Rate. The Credit Facility also required commitment fees be paid of .325% on unused portions of the commitment amount.

    In March 2000, in connection with its private placement of common stock (see Note 10), the Company repaid its outstanding obligations under the Credit Facility and, accordingly, the amount outstanding at December 31, 1999 of $6.7 million, was excluded from current liabilities. Pursuant to the terms of the Credit Facility, amounts available to the Company are reduced by any net proceeds from financings conducted by the Company, thereby terminating the Credit Facility.

      Amounts outstanding under the Credit Facility are as follows:

                                                               DECEMBER 31,
                                                             2000        1999
                                                            ------      ------
                                                              (IN THOUSANDS)
LIBOR Advances - 7.4% and 6.5% at
   December 31, 1999 and 1998, respectively.
   Maturities from January 24, 2000 through
   February 22, 2000 ...................................    $   --      $6,000
Base Rate Advances, 8.5% and 7.8% at
   December 31, 1999 and 1998,
   respectively ........................................        --         700
                                                            ------      ------
                                                            $   --      $6,700
                                                            ======      ======

    Approximately $147,000, $303,000, and $52,000 of interest was paid in 2000, 1999, and 1998, respectively.

     On January 17, 2001, the Company completed arrangements for a revolving line of credit ("Revolver") with a financial institution. Under the terms of the Revolver, the Company may borrow up to $10 million ("Line of Credit") as determined by a formula based on the Company's Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company's U.S. and Canadian receivables, as well as generally 60% of the Company's U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company's U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years, and provides for annual renewals thereafter.

    The Revolver bears interest at a specified bank's prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires fees be paid of .5% per annum on unused portions of the Line of Credit. It also provides for early termination fees of up to .75%, in the event the Company terminates the Revolver prior to the end of the initial term.

    The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness.

    As of March 15, 2001, there was $3.0 million outstanding under the terms of the Revolver.

8.  DISTRIBUTION AND CAPITAL CONTRIBUTION

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

    In connection with the Distribution, the Company and Penford have entered into agreements that govern various interim and ongoing relationships. These agreements include (i) a Separation and Distribution Agreement setting forth the agreement of the parties with respect to the principal corporate transactions which were required to effect the separation of Penford's pharmaceutical business from its specialty carbohydrate-based chemical business and the Distribution, including without limitation Penford's agreement to guarantee the Company's indebtedness under its credit facility (see Note 7); (ii) a Services Agreement pursuant to which Penford continued on an interim basis to provide specified services to the Company until June 30, 2000 or until Penwest no longer needed the services, of which costs were charged to the Company on an actual or allocated basis, plus a specified profit percentage (as of August 31, 1998, significant services were no longer provided to the Company by Penford).; (iii) a Tax Allocation Agreement relating to, among other things, the allocation of tax liability between the Company and Penford in connection with the Distribution, all pre-distribution liabilities are the responsibility of Penford and all post distribution liabilities are those of the respective entities; (iv) an Excipient Supply Agreement pursuant to which Penford will manufacture and supply exclusively to the Company, and the Company will purchase exclusively from Penford, subject to certain exceptions, all the Company's requirements for two excipients marketed by the Company under quantity and pricing terms that the Company believes approximate fair market value; and (v) an Employee Benefits Agreement setting forth the parties' agreements as to the continuation of certain Penford benefit arrangements for the employees of the Company. Subsequent to the Distribution, no terminating liabilities were incurred by Penwest related to the Penford defined benefit plan.

    On August 31, 1998, in connection with the separation of its pharmaceutical business, Penford contributed to the capital of the Company all existing intercompany indebtedness of the Company (the "Contribution") which approximated $50.9 million.

9.  TRANSACTIONS WITH PENFORD

    The amount payable to Penford that was contributed upon the Distribution consisted solely of advances. These advances were generated primarily from the initial acquisition of the Company, the addition of a microcrystalline cellulose plant and the funding of operations. The amounts payable to Penford were non-interest-bearing obligations. Average balances for the 1998 period prior to the Distribution were $46,784,000. The Company also participated in pension and other employee benefit plans sponsored by Penford and purchases inventory from a wholly-owned subsidiary of Penford. The inventory purchases amounted to approximately $951,000, $469,000, and $438,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company believes the terms of its employee benefit and inventory purchase transactions approximate those that would have been reached with a third party in an arms length transaction and represent the approximate costs the Company would have incurred on a stand-alone basis. Penford allocated executive office salaries, bonuses and legal fees to the Company in the form of a management fee prior to the Distribution Date. The costs making up the management fee were allocated to the Company based upon its pro rata portion of Penford's consolidated revenue. The Company believes the management fees approximate the actual costs of services provided and represent the approximate costs the Company would have incurred on a stand-alone-basis. Included in selling, general and administrative expenses is a management fee of $219,000 for the year ended December 31, 1998.

10.    EQUITY

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

Penford Stock Option Plan

    Certain of the Company's employees participated in Penford's 1994 Stock Option Plan (the "1994 Plan") for which 1,000,000 shares of common stock had been authorized for grants of options by Penford. The 1994 Plan provided for the granting of stock options at the fair market value of the common stock on the date of grant. Either incentive stock options or non-qualified stock options were granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant. Changes in Penford stock options granted to employees of Penwest for the year ended December 31, 1998 (through the Distribution) are as follows:

                                                  OPTION PRICE     WTD. AVERAGE
                                       SHARES       RANGE        EXERCISE PRICE
                                      --------   --------------  ---------------
BALANCE, DECEMBER 31, 1997             164,100   $17.00 - 22.50      $19.62
1998
Granted                                     --               --          --
Exercised                               (4,800)  $17.00 - 18.25      $17.83
Transferred to Spin-Off Option Plan   (159,300)  $17.00 - 24.50      $20.15
                                      --------
Balance, December 31, 1998                  --
                                      ========

Penwest Stock Option Plans

    As of December 31, 2000 the Company had two stock option plans: the 1997 Equity Incentive Plan (the "1997 Plan"), and the 1998 Spin-off Option Plan (the "Spin-off Plan"). The 1997 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into Common Stock and the grant of stock appreciation rights (collectively "Awards"). A total of 2,660,000 shares of Common Stock may be issued pursuant to Awards granted under the 1997 Plan. Awards may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant subject to certain limitations. Restricted stock awards entitle recipients to acquire shares of Common Stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. During 1998, there were 52,500 restricted shares granted. There were no such shares granted in 1999 or 2000.

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

                                                 OPTION PRICE     WTD. AVERAGE
                                   SHARES           RANGE        EXERCISE PRICE
                                  ---------     -------------    --------------
BALANCE, DECEMBER 31, 1998        1,694,688     $3.70 -  8.67      $ 6.21

1999
Granted .......................     332,307     $4.78 -  9.21      $ 7.33
Exercised .....................     (85,160)    $5.26 -  7.03      $ 6.19
Cancelled .....................     (35,092)    $5.26 -  6.75      $ 6.35
                                  ---------
Balance, December 31, 1999 ....   1,906,743     $3.70 -  9.21      $ 6.41
                                  =========

Options Exercisable ...........     722,818     $3.70 -  9.21      $ 6.00
                                  =========

2000
Granted .......................     597,925     $7.35 - 14.38      $11.82
Exercised .....................     (99,179)    $4.06 -  8.67      $ 5.98
Cancelled .....................    (136,010)    $5.26 - 12.75      $ 7.59
                                  ---------
Balance, December 31, 2000 ....   2,269,479     $3.70 - 14.38      $ 7.77
                                  =========

Options Exercisable ...........   1,072,947     $3.70 - 10.78      $ 6.30
                                  =========


Stock Compensation

    Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" requires the Company to disclose the pro forma impact on net loss and loss per basic and diluted share as if compensation expense associated with employee stock options granted to employees of Penwest had been calculated under the fair value method of Statement No. 123 as follows:



                                                                                      YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------
                                                                           2000                 1999              1998
                                                                         -------              -------            -------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - as reported                                                   $(8,786)             $(7,681)           $(8,829)
Net loss - pro forma                                                     $(9,579)             $(9,286)           $(9,712)
Net loss per share, basic and diluted - as reported                      $ (0.71)             $ (0.69)           $ (0.80)
Net loss per share, basic and diluted - pro forma                        $ (0.78)             $ (0.84)           $ (0.88)

    The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2000             1999            1998
                                     ----------       ----------      ----------
Expected dividend yield                   None             None            None
Risk free interest rate                    6.1%            5.80%           5.50%
Expected volatility                         82%              75%            119%
Expected life of options             7.5 years        7.5 years       7.5 years

    The weighted average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $11.92, $5.73, and $6.17, respectively.
The weighted average remaining contractual life of options outstanding at December 31, 2000 is 8.0 years. The weighted effect of applying Statement No. 123 for providing pro forma disclosures for the years ended December 31, 2000, 1999, and 1998 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted before 1995 that vest over four to five years. No additional Penford shares were granted to the Company employees subsequent to December 31, 1997.

Employee Stock Purchase Plan

    The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe "during specified offering periods" to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. There were 20,415 shares, 25,930 shares, and 6,509 shares issued under the Plan during 2000, 1999, and 1998, respectively.

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

11.  COMMITMENTS

Leases

    The Company's manufacturing facility in Finland is leased under a three-year operating lease which includes renewal options with annual rental expense of approximately $225,000 plus additional charges determined on a month-to-month basis for equipment and warehouse usage. In addition, certain of the Company's property, plant and equipment is leased under operating leases ranging from one to fifteen years and includes periodic escalation clauses based on rental market conditions as well as insurance rent payments. Rental expense under operating leases was $583,000, $343,000, and $316,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Future minimum lease payments as of December 31, 2000 for noncancellable operating leases having initial lease terms of more than one year are as follows:

                          OPERATING
                            LEASES
                        (IN THOUSANDS)
                 2001                     $   574
                 2002                         355
                 2003                         313
                 2004                          63
                 2005                          53
              Thereafter                      107
                                          -------
     Total minimum lease payments         $ 1,465
                                          =======

12.  INCOME TAXES

    The provision (benefit) for federal, state and foreign income taxes consists of the following:

                                                        DECEMBER 31,
                                            -----------------------------------
                                              2000          1999          1998
                                            -------       -------       -------
                                                       (IN THOUSANDS)
Federal:
  Deferred .............................    $    --       $  (218)      $(1,585)
Foreign:
  Current ..............................        290           283            88
  Deferred .............................        (18)          (87)         (100)
State:
   Current .............................         30             2            12
  Deferred .............................         --           (48)         (441)
                                            -------       -------       -------
                                            $   302       $   (68)      $(2,026)
                                            =======       =======       =======

    The reconciliation between the statutory tax rate and those reflected in the Company's income tax provision (benefit) is as follows:

                                                DECEMBER 31,
                                        ---------------------------
                                        2000       1999       1998
                                        ----       ----       ----
Statutory tax rate ..................    (34)%      (34)%      (34)%
Valuation allowance .................     36         35         --
Tax benefit utilized by Penford .....     --         --         19
Foreign taxes .......................      1         (1)        (1)
State taxes, net of federal benefit..     --         --         (3)
Other ...............................      1         (1)        --
                                        ----       ----       ----
                                           4%        (1)%      (19)%
                                        ====       ====       ====

    The components of deferred income tax (assets) and liabilities at December 31 are as follows:

                                                         2000           1999
                                                       --------       --------
                                                           (IN THOUSANDS)
Receivable allowance                                   $    (91)      $    (95)
Inventory reserves and basis differences                   (185)          (282)
Deferred compensation and SERP liability                   (975)          (904)
Deferred revenue                                           (146)            --
Tax credit carryforward                                    (149)            --
Net operating loss carryforwards                         (8,999)        (5,836)
                                                       --------       --------
  Total deferred tax assets                             (10,545)        (7,117)
                                                       --------       --------
Depreciation and amortization                             3,302          3,631
Other                                                       102             80
                                                       --------       --------

  Total deferred tax liabilities                          3,404          3,711
                                                       --------       --------

Net deferred tax asset before valuation allowance        (7,141)        (3,406)
Valuation allowance                                       7,346          3,629
                                                       --------       --------
Net deferred tax liability                             $    205       $    223
                                                       ========       ========

    The Company's income tax payments, primarily comprised of foreign income taxes, approximated $371,000, $243,000, and $151,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    Through August 31, 1998 the Company was included in the consolidated federal and state tax returns of Penford. In accordance with the Company's tax sharing agreement, the Company was not compensated for tax losses that were utilized by Penford. As a result of Penford fully utilizing all of the Company's tax losses through the Distribution Date, the Company does not possess net operating loss carryforwards attributable to such periods. Through August 31, 1998, Penford had utilized approximately $26,693,000 of federal net operating loss carryforwards that the Company would have had outstanding were it a stand-alone entity through such date, of which approximately $3,393,000, $4,503,000, $5,084,000, $7,643,000 and $6,070,000 would have expired in 2009, 2010, 2011, 2012 and 2013, respectively. In addition, Penford is liable for any federal, state or foreign tax adjustments assessed against the Company for periods through the Distribution Date. The valuation allowance and the deferred tax assets at December 31, 1998 related to deferred compensation and the SERP liability, were recorded in conjunction with the Contribution (see Note 8).

    At December 31, 2000, the Company has federal net operating loss ("NOL") carryforwards of $23,302,000 for income tax purposes, of which approximately $6,187,000 and $8,405,000 and $8,710,000 expire in 2018, 2019, and 2020, respectively. The use of the NOLs is limited to future taxable earnings of the Company. For financial reporting purposes, a valuation allowance of $7.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carry-forward.

    The Company's policy is to permanently reinvest foreign earnings. Accumulated foreign earnings, for which no deferred taxes have been provided, amounted to $3,794,000, $3,372,000 and $2,580,000 as of December 31, 2000, 1999,
and 1998, respectively. If such earnings were to be repatriated, the income tax effect would not be significant.

    Included in the loss before income taxes is foreign income of $977,000, $971,000, and $476,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

13.  PENSION AND OTHER EMPLOYEE BENEFITS

   Savings and Stock Ownership Plans

    The Company's employees participated, prior to the Distribution, in Penford's Savings and Stock Ownership Plan and costs were charged to the Company based upon actual costs incurred for the Company's employees. Seventy-five percent (75%) of employee's contributions were matched up to 6% of the employee's pay, in the form of Penford common stock. A similar plan was adopted by the Company upon the Distribution. The primary changes in the new plan include the shortening of the vesting period from five years to four years and the Company's match is now in the form of cash. The Company's expense under the Plans was $237,000, $212,000, and $217,000 for 2000, 1999, and 1998,
respectively.

    The Plans also include a discretionary annual profit-sharing component that is awarded by Penford's Board of Directors prior to the spin-off and Penwest's Board of Directors subsequent to the spin-off, generally based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plans. The profit sharing expense related to the Company's employees was $125,000 for 1998. There was no profit sharing expense in 1999 or 2000.

Supplemental Executive Retirement Plan

    The Company has a Supplemental Executive Retirement Plan (SERP), a nonqualified plan, which covers the Chairman and Chief Executive Officer of Penwest. For 2000, 1999, and 1998, the net expense for the SERP incurred by Penwest was $122,000, $141,000, and $56,000, respectively. The allocated costs represent the costs attributable to the Company's employees. As part of the Distribution, the SERP liability was assumed by the Company. The Company does not fund this liability and no assets are held by the Plan. The following disclosures represent information subsequent to the Distribution.

    Change in benefit obligation (in thousands):

                                                        2000          1999
                                                      -------       -------
Benefit obligation at beginning of period ........    $ 1,318       $ 1,388
Service cost .....................................        (16)          (15)
Interest cost ....................................         97            96
Actuarial gains ..................................         54          (151)
                                                      -------       -------
Benefit obligation at December 31 ................    $ 1,453       $ 1,318
                                                      =======       =======

    Funded status (in thousands):

                                                        2000          1999
                                                      -------       -------
Funded status ....................................    $(1,453)      $(1,318)
Unrecognized net transition obligation ...........        220           280
Unrecognized prior service cost ..................         99           162
Unrecognized net actuarial gain ..................       (661)         (796)
                                                      -------       -------
Net amount recognized at December 31,
    (included in deferred compensation)...........    $(1,795)      $(1,672)
                                                      =======       =======

    Components of net periodic benefit cost (in thousands):

                                                               2000        1999
                                                              ------      ------
Service cost.........................................         $ (16)       $(15)
Interest cost........................................            97          96
Amortization of unrecognized transition
  obligation.........................................            60          60
Amortization of prior service cost...................            63          63
Amortization of gains................................           (82)        (63)
                                                               ----        ----
   Net periodic benefit cost.........................          $122        $141
                                                               ====        ====

     The plan's accumulated benefit obligation at December 31, 2000 and 1999 was $1,216,900, and $1,066,000, respectively. The Company's benefit obligation was measured using a weighted average discount rate of 7.5% in 2000 and 1999 and a compensation increase of 3% in 2000 and 1999. The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan.

Health Care and Life Insurance Benefits

    The Company offers health care and life insurance benefits to most active employees. Costs incurred for these benefits were $682,000, $491,000, and $496,000 in 2000, 1999, and 1998, respectively.

Pension Plan

    Prior to the Distribution, Penwest participated in a noncontributory defined benefit pension plan (the "Plan") that covered substantially all employees. The Plan was sponsored by Penford and costs were allocated based upon actual costs incurred for the Company's employees. In addition to the employees of the Company, employees of Penford and its other subsidiaries participated in the Plan. The Company has accounted for its involvement in the overall Plan as a participant in a multi-employer pension plan. Under this method, the Company recognized as net periodic pension costs its allocated contribution for the period. The Company recognized a liability to Penford for any contributions due and unpaid.

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

    Pension expense of $50,000 was recorded for the year ended December 31, 1998 for this Plan. There was no pension expense for 1999 or 2000 as the plan has been terminated.

    14.  LICENSING AGREEMENTS

    The Company enters into collaborative arrangements with pharmaceutical companies to facilitate and expedite the commercialization of its TIMERx drug delivery technology.

    In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals Inc. ("Endo") with respect to the development of an extended release formulation of oxymorphone based on the Company's TIMERx technology (the "Endo Product"). Under the agreement, the Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market the Endo Product in the United States. The manufacture and marketing of the Endo Product outside of the United States may be conducted by the Company, Endo or a third party, as determined by a committee comprised of an equal number of members from each of the Company and Endo. The Company and Endo have agreed to share the costs involved in the development and commercialization of the Endo Products and that the party marketing the Endo Products (which the Company expects will be Endo) will pay the other party royalties equal to 50% of their respective net marketing revenues after fully-burdened costs (although this percentage will decrease as the total U.S. marketing revenues from an Endo Product increase), subject to each party's right to terminate its participation with respect to any Endo Product described above. Endo will purchase formulated TIMERx material for use in the Endo Products exclusively from the Company at specified prices. Such prices will be reflected in the determination of fully-burdened costs. Under the Company's strategic alliance agreement with Endo, the Company is no longer contractually obligated to spend additional funds, but intends to fund the full 50% of the development costs.

    On March 2, 2000, Mylan Pharmaceuticals Inc. ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg strength of generic Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to those called for in Penwest's original agreement with Mylan for Nifedipine XL, a generic equivalent to Procardia XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. During the year ended December 31, 2000 and in connection with its March 2000 agreement with Mylan, the Company recognized approximately $2.2 million in revenue from a final shipment of formulated bulk TIMERx manufactured for Nifedipine XL, as well as royalty revenue that was recorded on Mylan's sales of the 30mg strength of generic Procardia XL.

    Approximately $12,102,000, $6,429,000, and $5,084,000 for the years ended
December 31, 2000, 1999, and 1998, respectively, of research and development expense principally related to applications of TIMERx technology to products covered by the Company's collaborative agreements. Since the collaborative agreements can be terminated by either party, the costs associated with such agreements could be discontinued by the Company. Such costs are typically incurred prior to the receipt of milestones, royalties and other payments.

15.  CONTINGENCIES

    In 1994, the Boots Company PLC ("Boots") filed an opposition to a patent granted by the European Patent Office (the "EPO") to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals and a hearing date for this case has been set for June 2001. There can be no assurance that the Company will prevail in this matter. Management believes that an estimate of the possible loss or range of loss relating to this matter cannot be made at this time. An unfavorable outcome could materially adversely affect the Company's business, financial condition, cash flows and results of operations.

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

16.  SEGMENT INFORMATION

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

                          NORTH
                         AMERICA     FINLAND   OTHER    ELIMINATIONS     TOTAL
                         -------     -------   -----    ------------     -----

                                           (IN THOUSANDS)
DECEMBER 31, 2000
Total Revenues ........  $40,922     $5,708   $2,948       $(7,520)      $42,058
Long-lived Assets .....  $22,371     $  604   $   20                     $22,995


DECEMBER 31, 1999
Total Revenues ........  $35,290     $5,490   $4,038       $(7,511)      $37,307
Long-lived Assets .....  $23,377     $  650   $   34                     $24,061

DECEMBER 31, 1998
Total Revenues ........  $27,854     $3,844   $3,411       $(5,960)      $29,149
Long-lived Assets .....  $24,572     $  855   $   66                     $25,493


    Neither the revenues nor long-lived assets in Germany or the United Kingdom, individually or in the aggregate, exceed 10% of total revenues or long-lived assets, respectively, of the Company.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:

                                            FIRST QUARTER ENDED          SECOND QUARTER ENDED
                                               MARCH 31, 2000                JUNE 30, 2000
                                                (UNAUDITED)                   (UNAUDITED)
                                        ---------------------------   ---------------------------
                                        As Previously       As        As Previously        As
                                          Reported      Restated(b)      Reported     Restated(b)
                                        -------------   -----------   -------------   -----------
Total revenues (a) ...................    $ 11,349       $ 11,375       $  8,821       $  8,903
Gross profit .........................       4,576          4,558          3,572          3,619
 Loss before cumulative effect of
  change in accounting principle .....      (1,291)        (1,309)        (2,155)        (2,108)
 Cumulative effect of change in
  accounting principle ...............          --           (410)            --             --
                                          --------       --------       --------       --------
Net loss .............................    $ (1,291)      $ (1,719)      $ (2,155)      $ (2,108)
                                          ========       ========       ========       ========

Basic and diluted amounts per share:
 Loss per share before cumulative
  effect of change in accounting
  principle ..........................    $  (0.11)      $  (0.11)      $  (0.17)      $  (0.17)
 Cumulative effect of change in
  accounting principle ...............          --          (0.04)            --             --
                                          --------       --------       --------       --------
Net loss per share ...................    $  (0.11)      $  (0.15)      $  (0.17)      $  (0.17)
                                          ========       ========       ========       ========


                                          THIRD QUARTER ENDED        FOURTH QUARTER ENDED
                                          SEPTEMBER 30, 2000          DECEMBER 31, 2000
                                              (UNAUDITED)                (UNAUDITED)
                                    ---------------------------
                                    As Previously         As
                                       Reported       Restated (b)
                                    -------------   --------------
Total revenues (a) ...............    $  11,242         $ 11,224          $ 10,556
Gross profit .....................        4,192            4,144             4,434
 Loss before cumulative effect of
  change in accounting principle .       (2,097)          (2,145)           (2,812)
Cumulative effect of change in
  accounting principle ...........           --               --                --
                                      ---------         --------          --------
Net loss .........................    $  (2,097)        $ (2,145)         $ (2,812)
                                      =========         ========          ========
Basic and diluted amounts per
   share:
 Loss per share before cumulative
  effect of change in accounting
   principle .....................    $   (0.17)        $  (0.17)         $  (0.22)
 Cumulative effect of change in
   accounting principle ..........           --               --                --
                                      ---------         --------          --------
Net loss per share ...............    $   (0.17)        $  (0.17)         $  (0.22)
                                      =========         ========          ========

                                                FIRST QUARTER ENDED                    SECOND QUARTER ENDED
                                                  MARCH 31, 1999                           JUNE 30, 1999
                                                    (UNAUDITED)                             (UNAUDITED)
                                           As Previously        As                  As Previously        As
                                             Reported        Restated                  Reported       Restated
                                           -------------     --------               -------------     ---------
Total revenues (a) ....................      $  9,816        $  9,841                 $  8,344        $ 8,365
Gross profit ..........................      $  2,872        $  2,872                 $  2,491        $ 2,491
Net loss ..............................      $ (1,541)       $ (1,541)                $ (2,260)       $(2,260)
                                             =========       =========                =========       ========
Basic and diluted net loss per
  Share ...............................      $  (0.14)       $  (0.14)                $  (0.20)       $ (0.20)
                                             =========       =========                =========       ========


                                                THIRD QUARTER ENDED                    FOURTH QUARTER ENDED
                                                SEPTEMBER 30, 1999                      DECEMBER 31, 1999
                                                   (UNAUDITED)                              (UNAUDITED)
                                           As Previously        As                  As Previously       As
                                              Reported       Restated                 Reported       Restated
                                           -------------     --------               -------------    ---------
Total revenues (a) ....................       $ 9,721        $ 9,747                  $  9,326       $  9,354
Gross profit...........................       $ 3,110        $ 3,110                  $  2,945       $  2,945
Net loss ..............................       $(1,877)       $(1,877)                 $ (2,003)      $ (2,003)
                                              ========       ========                 =========      =========
Basic and diluted net loss per
  Share ...............................       $ (0.17)       $ (0.17)                 $  (0.18)      $  (0.18)
                                              ========       ========                 =========      =========


a) Amounts restated for the adoption of EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs."

b)          Amounts restated for the adoption of Staff Accounting Bulletin No.
            101 ("SAB 101").

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           PENWEST PHARMACEUTICALS CO.
                                DECEMBER 31, 2000

                                 (IN THOUSANDS)

                                                                      Charged to
                                           Balance at   Charged to      Other                            Balance at
                                           Beginning     Costs and     Accounts     Deductions             End of
                                           of Period     Expenses      Describe      Describe              Period
Year ended December 31, 2000
  Allowance for Doubtful Accounts             $245         $(31)                       $(21)      (a)       $235
  Inventory Allowances                        $277         $334                        $585       (b)       $ 26


Year ended December 31, 1999
  Allowance for Doubtful Accounts             $227         $ 32          --            $ 14       (a)       $245
  Inventory Allowances                        $132         $243          --            $ 98       (b)       $277

Year ended December 31, 1998
  Allowance for Doubtful Accounts             $337         $ 74          --            $184       (a)       $227
  Inventory Allowances                        $ 80         $ 52          --              --                 $132

(a)  Uncollectible accounts written off, net of recoveries.

(b)  Disposals of unrecoverable inventory costs.

                                INDEX TO EXHIBITS

EXHIBIT
NO.                DESCRIPTION
3.1*        Amended and Restated Articles of Incorporation

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

10.18* Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.

+10.19**    License Agreement dated December 17, 1997 between Synthelabo and the
            Registrant.

+10.20**    Supply Agreement dated December 17, 1997 between Synthelabo and the
            Registrant.

10.22*** Manufacturing Agreement dated September 27, 2000 between the Company and Draxis Pharma, Inc.

21.1*       Subsidiaries.

23          Consent of Ernst & Young LLP.

24          Power of Attorney.

*Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-38389).

**Incorporated by reference to Exhibits to the Company's Registration Statement on Form 10 filed with the Commission on June 22, 1998 and July 31, 1998.

***Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10Q (No.000-23467) for the quarterly period ended September 30, 2000.

+Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.