Form 10-K/A
period 2000-12-31
PENWEST PHARMACEUTICALS CO
filed 2001-04-30
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   Form 10-K/A

       Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000     Commission file number 000-23467

                           PENWEST PHARMACEUTICALS CO.

             (Exact Name of Registrant as Specified in Its Charter)

           Washington                                         91-1513032
    (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)

  2981 Route 22, Patterson, New York                          12563-9970
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code: (845) 878-3414

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                   Name of Each Exchange on Which Registered
        None                                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
                          Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 27, 2001 was approximately $134 million based on the closing price of $11.125 per share. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of March 27, 2001 was 12,692,892.

This Amendment No. 1 on Form 10-K/A amends and restates Items 10, 11, 12 and 13 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 by Penwest Pharmaceuticals Co., a Washington corporation (the "Company").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

         The response to this Item in connection with executive officers of the Company is contained under the caption "Executive Officers of the Registrant" in
Part I of the Company's Annual Report on Form 10-K and is incorporated herein by reference.

Directors

         Set forth below are the name and age of each member of the Board of Directors and the position and offices held by such member, his or her principal occupation and business experience during the past five years, the names of other publicly held companies in which he or she serves as a director and the year of the commencement of his or her term as a director of the Company:

         PAUL E. FREIMAN, 66, has served as a director of the Company since October 1997. Mr. Freiman has served as the Chief Executive Officer and President of Neurobiological Technologies Inc., a biotechnology company, since May 1997 and as Chairman of the Board of Digital Gene Technologies, a biotechnology company, since February 1995. Mr. Freiman served as Chairman and Chief Executive Officer of Syntex Corporation, a pharmaceutical company, from 1990 to 1995. Mr. Freiman serves on the Board of Calypte Biomedical Corporation and Otsuka America Pharmaceuticals Inc. He is a graduate of Fordham University with a B.S. in Pharmacy. Mr. Freiman serves as the Board's lead director and is also a member of the Compensation Committee and the Executive Committee.

         ROLF H. HENEL, 63, has served as a director of the Company since October 1997. Mr. Henel has served as Executive Director of Performance Effectiveness Corp., a consulting firm to the pharmaceutical industry, since June 1995 and as a partner of Naimark & Associates P.C., a consulting firm for the healthcare industry, since September 1994. From 1978 to 1993 Mr. Henel served in a variety of positions at American Cyanamid Co., a pharmaceutical company, most recently as President of Cyanamid International - Lederle Division, as well as Vice Chairman of Lederle's Medical Research Planning Committee. He is a director and chairman of the Audit Committee of SciClone Pharmaceuticals, a biopharmaceutical company. Mr. Henel holds an M.B.A. from New York University and a B.A. from Yale University. Mr. Henel is a member of the Audit Committee.

         N. STEWART ROGERS, 71, served as a director of the Company since October 1997. Mr. Rogers was the Chairman of the Board of Penford Corporation, the Company's former parent, since 1990 and served as a director of Penford since 1983, until his retirement in January 2001. He served as Senior Vice President of Univar Corporation until retiring in 1991. Mr. Rogers is a director of Royal Vopak, N.V. (the Netherlands), a chemical logistics and distribution company. He is a graduate of Stanford University with a B.A. in Economics. Mr. Rogers serves as Chairman of the Audit Committee, and is a member of the Compensation Committee.

         DR. JERE E. GOYAN, 71, has served as a director of the Company since October 1997. Dr. Goyan also chairs Penwest's Scientific Advisory Board. Dr. Goyan served as President and Chief Operating Officer of Alteon, Inc., a pharmaceutical company ("Alteon"), from April 1993 through December 1998. Prior to that he was Senior Vice President for Research and Development from January 1993 through April 1993 and served as a member of the Scientific Advisory Board of Alteon from its founding in May

1987. Dr. Goyan is Professor Emeritus of Pharmacy and Pharmaceutical Chemistry and Dean Emeritus of the School of Pharmacy, University of California ("USFC"). He has been on the faculty of the School of Pharmacy at USFC since 1963. He took a leave of absence from 1979 to 1981 to serve as Commissioner of Food and Drugs of the United States (FDA). Dr. Goyan is a director of Emisphere Technologies, Inc., and SciClone Pharmaceuticals, Inc., each a biopharmaceutical firm, and Boehringer Ingelheim Pharmaceuticals, Inc., a pharmaceutical company.

         ANNE M. VANLENT, 53, has served as a director of the Company since December 1998. Ms. VanLent has served as Executive Vice President, Portfolio Management at the Sarnoff Corporation, an electronics company, since August 1997. Prior to that, she served as President of AMV Associates, an emerging growth healthcare consulting firm, from March 1994 through August 1997. She currently serves on the board of i-STAT Corporation, a manufacturer of medical diagnostic products, and serves on the board of several private emerging growth companies. Ms. VanLent received a B.A. in Physics from Mount Holyoke College. Ms. VanLent is a member of the Audit Committee.

         TOD R. HAMACHEK, 55, has served as Chairman of the Board and Chief Executive Officer of the Company since October 1997. Prior to that, he served as President and Chief Executive Officer of Penford Corporation, the Company's former parent ("Penford"), from 1985 through August 1998 and as a director of Penford from 1983 through August 1998. He is also a director of Northwest Natural Gas Company, a natural gas distribution company. Mr. Hamachek holds an M.B.A. from the Harvard Business School and a B.A. from Williams College. Mr. Hamachek serves on the Executive Committee of the Board.

         ROBERT HENNESSEY, 59, has served as a director of the Company since October 1997. Mr. Hennessey has served as Chairman of Genome Therapeutics Corporation, a biotechnology company, since March 1993. Mr. Hennessey also served as President and Chief Executive Officer of Genome Therapeutics Corporation from March 1993 until his retirement in November 2000. Prior to that, Mr. Hennessey served as President of Hennessey & Associates, Inc., a strategic consulting firm to biotechnology and healthcare companies from 1990 to 1993. Prior to that, Mr. Hennessey was Senior Vice President of Corporate Development for Sterling Drug, Inc. and also served in various executive assignments at Merck & Co., Inc., SmithKline Beecham PLC and Abbott Laboratories, each a pharmaceutical company. Mr. Hennessey is also a director of Repligen, Inc., a biotechnology company. Mr. Hennessey holds an M.A. in Political Science and an A.B. in Liberal Arts from the University of Connecticut. Mr. Hennessey serves as Chairman of Penwest's Compensation and Benefits Committee and also serves on the Executive Committee.

         DR. JOHN N. STANIFORTH, 47, has served as a director of the Company since December 1998 and also serves on Penwest's Scientific Advisory Board. Dr. Staniforth has served as the Chief Scientific Officer and Executive Technical Director for Vectura, Limited, a drug delivery company, since September 1999 and prior to that served as a Professor of Pharmaceutics Technology at the University of Bath since September 1980. Dr. Staniforth serves as scientific advisor to a variety of international pharmaceutical companies and has extensive teaching and research experience, chiefly at the University of Bath, Department of Pharmacy and Pharmacology in Bath, England, at Rutgers and Cornell Universities in the United States and at Monash University in Australia. His research into powder mixing technology has been widely published and Dr. Staniforth is the recipient of numerous scientific awards including the Churchill Fellowship, the Pfizer Medal for Pharmaceutical Research and the Special Upjohn Award for research in the field of microwave and radio-frequency drying. Dr. Staniforth has served as a consultant to Penwest since its inception and is the co-inventor of two of the Company's technologies: TIMERx and ProSolv.

Section 16(a) Beneficial Ownership Reporting Compliance

         The federal securities laws require the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all of the Company's directors, executive officers and greater-than-ten percent beneficial owners made all required filings on a timely basis, other than Forms 5 for Messrs. Berte, Freiman, Goyan, Henel, Hennessey, Rogers and Staniforth and Mdmes. Good and VanLent.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the total compensation paid by the Company during fiscal years 2000 and 1999 and by Penford, the Company's predecessor, during fiscal year 1998 to the Chief Executive Officer of the Company and the Company's Senior Vice President of Research and Development, Vice President of Global Sales and Vice President of Finance and Chief Financial Officer, who were the only executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000. These executive officers may be referred to as the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE


                                                                                LONG TERM
                                                                              COMPENSATION
                                                   ANNUAL COMPENSATION           AWARDS
                                                  ----------------------      ------------
                                                                               SECURITIES
                                                                               UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR        SALARY     BONUS (1)       OPTIONS (#)     COMPENSATION(2)
------------------------------------    -----      ---------   ---------      -------------    ---------------
Tod R. Hamachek
   President and Chief Executive        2000       $335,000    $ 53,600              --            $16,976
   Officer.........................     1999        315,000     100,000              --             18,789
                                        1998(3)     332,000      89,325         620,501(4)          24,926

Anand R. Baichwal, Ph.D.
   Senior Vice President
   Research & Development..........     2000        162,000      15,600          15,000             47,772(5)
                                        1999        157,500      37,800              --              9,322(5)
                                        1998        150,000      33,251         181,749(4)          11,250(5)
Stephen J. Berte, Jr.
   Vice President and General
   Manager - Excipients............     2000        160,000      17,000          22,000              4,800
                                        1999        134,000      40,200              --              3,985
                                        1998        134,000      31,773          97,641(4)           7,296
Jennifer L. Good
   Vice President Finance and
   Chief Financial Officer.........     2000        160,000      28,800          22,000              7,200
                                        1999        145,000      34,800              --              7,319
                                        1998        135,000      43,226         166,602(4)          10,875

-------------------

(1) Bonuses paid to the executive officers represent payments of amounts for Penford's fiscal year ended August 31, 1998 and bonuses paid by Penwest for the fiscal years ended December 31, 1999 and 2000.

(2) Represents matching and profit sharing contributions under the Penwest Savings and Stock Ownership Plan and the Penford Savings and Stock Ownership Plan and premiums paid on behalf of the Chief Executive Officer for supplemental life and disability insurance plans.

(3) Mr. Hamachek earned the compensation set forth above through September 1, 1998 for services rendered to Penford Corporation in his capacity as President and Chief Executive Officer of Penford.

(4) Includes options to purchase common stock of Penwest granted under the Company's 1998 Spin-off Stock Option Plan in respect of options to purchase Penford Common Stock held by the executive officers.

(5) Includes amounts paid to Dr. Baichwal under the Baichwal Agreement. See "Certain Relationships and Related Transactions."

Option Grants Table

        The following table sets forth certain information regarding stock options granted by the Company to the Named Executive Officers during the year ended December 31, 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                 INDIVIDUAL GRANTS
                           ---------------------------------------------------------------
                                             PERCENT OF                                         POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF       TOTAL OPTIONS                                       ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES         GRANTED TO                                          PRICE APPRECIATION FOR
                           UNDERLYING        EMPLOYEES IN        EXERCISE                              OPTION TERM (3)
                             OPTIONS         FISCAL YEAR      OR BASE PRICE     EXPIRATION       -----------------------------
           NAME            GRANTED (#)         (%)(1)            ($/SH)(2)         DATE            5%($)           10%($)
           ----            -----------      -------------     -------------     ----------       --------         --------
Tod R. Hamachek........         --               --                  --              --                --              --
Anand R. Baichwal......     15,000(4)           2.5%             $12.75          2/02/10         $135,786         $353,813
Stephen L. Berte, Jr...     22,000(4)           3.6              $12.75          2/02/10          199,155          518,925
Jennifer L. Good.......     22,000(4)           3.6              $12.75          2/02/10          199,155          518,925

----------

(1) Calculated based on an aggregate of 597,925 options granted under the Penwest Pharmaceuticals Co. Equity Incentive Plan to employees and directors during the fiscal year ended December 31, 2000.

(2) The exercise price is equal to the closing price of the Company's Common Stock as reported by the Nasdaq National Market on the date of grant.

(3) Potential realizable value is based on an assumption that the market price of the stock will appreciate at the stated rate, compounded annually, from the date of grant until the end of the option term. These values are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock on the date on which the stock options are exercised.

(4)  These options vest in four equal annual installments.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning each exercise of stock options by the Named Executive Officers during the fiscal year ended December 31, 2000 and the number and value of unexercised stock options to purchase shares of common stock of Penwest held by each of the Named Executive Officers as of December 31, 2000.

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


                                                            NUMBER OF SECURITIES
                                                                UNDERLYING               VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                           AT FISCAL YEAR-END (#)       AT FISCAL YEAR-END ($)(2)
                       SHARES ACQUIRED      VALUE       ---------------------------   ----------------------------
NAME                    ON EXERCISE       REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                   ---------------    -----------   -----------   -------------   -----------    -------------
Tod R. Hamachek               --              --         334,656         285,936      $2,272,838      $1,951,413
Anand R. Baichwal             --              --         112,867          83,882         729,204         434,768
Stephen J. Berte, Jr.        5,000         $28,700        50,612          64,029         329,876         270,350
Jennifer L. Good              --              --         106,749          81,853         677,723         381,173

---------------
(1) Value of options is calculated by subtracting the exercise price of such options from the fair market value of the Company's common stock as of the date of exercise ($11.00 per share).

(2) Value of options is calculated by subtracting the exercise price of such options from the fair market value of the Company's common stock as of December 31, 2000 ($12.94 per share).

Director Compensation

     Non-employee directors were compensated during the last fiscal year as follows:

     Annual retainer for the lead director.........................  $14,500

     Annual retainer as a director.................................    7,500

     Fee for each meeting of the Board of Directors attended.......    1,500

     Reimbursement for all reasonable expenses incurred in attending Board or committee meetings

         Each director may elect to receive the above fees in the form of stock options under the Company's 1997 Equity Incentive Plan (the "1997 Plan"), which options, if elected, will be granted as of the date such fees are earned to purchase the number of shares of Common Stock determined by dividing the amount of the fees earned by 25% of the fair market value of one share of Common Stock on the grant date. The exercise price of such options will equal 75% of the fair market value of one share of Common Stock on the grant date and will be immediately exercisable. In 2000, the Company granted options to purchase an aggregate of 27,302 shares of Common Stock pursuant to directors' elections.

         Non-employee directors are granted annual options under the 1997 Plan to purchase 7,000 shares of Common Stock on January 1st of each year. All such options vest on the first anniversary of the date of grant. However, the exercisability of these options will be accelerated upon the occurrence of a change in control of the Company. The exercise price of all such options granted will equal the fair market value of one share of common stock on the grant date. On January 1, 2001 each non-employee director was granted a stock option to purchase 7,000 shares of common stock at an exercise price of $12.81 per share.

         Upon the date of the initial election of any non-employee director, such non-employee director will receive the right to receive up to 7,500 shares of Common Stock under the 1997 Plan on the earlier of (i) the date four years from the date of grant or (ii) the date upon which such director ceases to be a director by reason of death, permanent disability, resignation or retirement. The right to receive these shares will vest in four equal annual installments commencing upon the first anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

         The current members of the Company's Compensation and Benefits Committee are Messrs. Hennessey, Freiman and Rogers. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation and Benefits Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 2001, regarding the beneficial ownership of the Company's common stock (i) by any person known to the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) by each director, (iii) by each executive officer named in the Summary Compensation Table and (iv) by the directors and executive officers as a group.


                                                        AMOUNT OF BENEFICIAL
                                                         OWNERSHIP OF COMMON            PERCENT OF
NAME (AND ADDRESS FOR BENEFICIAL OWNERS OVER 5%)              STOCK (1)                    CLASS
------------------------------------------------        ---------------------           ----------
5% Shareholders:
Tod R. Hamachek                                             934,032 (2)                    6.87%
    2981 Route 22
    Patterson, NY  12563

Other Directors:
Paul E. Freiman                                              24,770 (3)                     *
Jere E. Goyan                                                24,319 (4)                     *
Rolf H. Henel                                                18,083 (5)                     *
Robert J. Hennessey                                          31,619 (6)                     *
N. Stewart Rogers                                           262,411 (7)                    1.93
John N. Staniforth                                           21,401 (8)                     *
Anne M. VanLent                                              27,974 (9)                     *

Other Named Executive Officers:
Anand R. Baichwal                                           116,617 (10)                    *
Stephen J. Berte, Jr.                                        43,000 (11)                    *
Jennifer L. Good                                            112,424 (12)                    *

All directors and executive officers as a
  group (11 persons)                                      1,613,650 (13)                  11.87

-------------------------
*Represents less than 1%.

(1) The number of shares beneficially owned by each person or entity known by the Company to own beneficially more than 5% of the outstanding voting stock, director and executive officer is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which an individual or group has sole or shared voting power or investment power and also any shares which an individual or group has the right to acquire within 60 days after March 31, 2001 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or group named in the table has sole voting and investment power (or shares such power with his or her spouse) with respect to all shares or common stock listed as owned by such person or entity.

(2) Includes 464,032 shares subject to outstanding stock options held by Mr. Hamachek, which are exercisable within the 60-day period following March 31, 2001.
(3) Includes 17,270 shares subject to outstanding stock options held by Mr. Freiman, which are exercisable within the 60-day period following March 31, 2001.
(4) Includes 13,819 shares subject to outstanding stock options held by Dr. Goyan, which are exercisable within the 60-day period following March 31, 2001.
(5) Includes 5,583 shares subject to outstanding stock options held by Mr. Henel, which are exercisable within the 60-day period following March 31, 2001.
(6) Includes 24,119 shares subject to outstanding stock options held by Mr. Hennessey, which are exercisable within the 60-day period following March 31, 2001.
(7) Includes 180,000 shares held in a Grantor Annuity Trust for which Mr. Rogers has sole voting power, as well as 74,911 shares subject to outstanding stock options held by Mr. Rogers, which are exercisable within the 60-day period following March 31, 2001.
(8) Includes 13,901 shares subject to outstanding stock options held by Dr. Staniforth, which are exercisable within the 60-day period following March 31, 2001.
(9) Includes 20,474 shares subject to outstanding stock options held by Ms.VanLent, which are exercisable within the 60-day period following March 31, 2001.
(10) Consists of 116,617 shares subject to outstanding stock options held by Dr. Baichwal, which are exercisable within the 60-day period following March 31, 2001.
(11) Consists of 43,000 shares subject to outstanding stock options held by Mr. Berte, which are exercisable within the 60-day period following
      March 31, 2001.
(12) Includes 112,249 shares subject to outstanding stock options held by Ms. Good, which are exercisable within the 60-day period following March 31, 2001.
(13) Includes an aggregate of 905,975 shares subject to outstanding stock options which are exercisable within the 60-day period following March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since January 1, 2000, the Company has not engaged in any transactions with any director or officer of the Company or any security holder holding more than 5% of the Company's Common Stock or any affiliate of them or the Company except as described below:

         Under a Recognition and Incentive Agreement (as amended, the "Baichwal Agreement") with Anand Baichwal, the Company's Senior Vice President, Research and Development, the Company is obligated to pay to Dr. Baichwal on an annual basis in arrears (i) one-half of one percent of the Company's Net Sales (as defined in the Baichwal Agreement) of TIMERx Material (as defined in the Baichwal Agreement) to third parties, (ii) one-half of one percent of royalties received by the Company under licenses, collaborations or other exploitation agreements with third parties with respect to the sale, license, use or exploitation by such third parties of products based on or incorporating the TIMERx Material, and (iii) one-half of one percent of payments made in lieu of such Net Sales or royalties and received by the Company. Such payments cease in the event that Dr. Baichwal's employment is terminated for cause. The Baichwal Agreement also contains non-competition and non-solicitation provisions which expire two years after the termination of his employment.

         Under a Royalty Agreement with John N. Staniforth (the "Staniforth Agreement"), a member of the Company's Board of Directors, the Company is obligated to pay to Dr. Staniforth on an annual basis in arrears one-half of one percent of the Company's Net Sales (as defined in the Staniforth Agreement) of TIMERx Material (as defined in the Staniforth Agreement). Such payments will continue through the life of patents developed by Dr. Staniforth.

         In 2000, the Company paid Dr. Baichwal $6,936 under the Baichwal Agreement and Dr. Staniforth $14,982 under the Staniforth Agreement. Dr. Staniforth also has an annual consulting agreement with the Company for which he is paid $80,000 per year, or $1,250 per day, payable in quarterly payments. The consulting agreement is automatically renewed each year and is cancellable by either the Company or Dr. Staniforth upon thirty days' prior notice. Any invention that results from this consulting agreement is legally owned by Penwest. Dr. Staniforth also serves on the Scientific Advisory Board of the Company and is paid $1,500 for each meeting attended by Dr. Staniforth.

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Penwest Pharmaceuticals Co.

Date:     April 30, 2001                /s/ Tod R. Hamachek
                                        ----------------------------------------
                                        Tod R. Hamachek, Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:     April 30, 2001                /s/ Tod R. Hamachek
                                        ----------------------------------------
                                        Tod R. Hamachek, Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



Date:     April 30, 2001                /s/ Jennifer L. Good
                                        ----------------------------------------
                                        Jennifer L. Good, Vice President,
                                        Finance and Chief Financial Officer
                                        (Principal Financial Officer)




DIRECTORS

Paul E. Freiman*
Jere E. Goyan, Ph.D.*
Tod R. Hamachek*
Rolf H. Henel*                          By /s/ Jennifer L. Good
                                        ----------------------------------------
Robert J. Hennessey*
N. Stewart Rogers*                      Attorney-in-Fact*
John N. Staniforth, Ph.D.*              Power of Attorney Dated April 2, 2001
Anne M. VanLent*
                                        Date:  April 30, 2001