Form 10-Q
period 2001-03-31
PENWEST PHARMACEUTICALS CO
filed 2001-05-15
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________


                          Commission File No. 000-23467


                           PENWEST PHARMACEUTICALS CO.
             (Exact name of registrant as specified in its charter)

              Washington                               91-1513032
       (State of Incorporation)            (I.R.S. Employer Identification No.)

      2981 Route 22, Patterson, NY                     12563-9970
(Address of principal executive offices)               (Zip Code)


                                 (845) 878-3414
                       ----------------------------------
              (Registrant's telephone number, including area code.)



    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X         No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001.

                        Class                                 Outstanding
            -----------------------------                  -----------------
            Common stock, par value $.001                     12,692,892

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        2001           2000
                                                                                      --------       --------
                                                                                     (Unaudited)      (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $  5,035       $  2,204
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $240 and $235                                                 7,208          8,154
  Inventories:
     Raw materials and other                                                             1,584          2,611
     Finished goods                                                                      5,959          5,585
                                                                                      --------       --------
                                                                                         7,543          8,196
  Prepaid expenses and other current assets                                                730            745
                                                                                      --------       --------
     Total current assets                                                               20,516         19,299
Fixed assets, net                                                                       16,812         17,473
Intangible assets, net                                                                   2,936          2,899
Other assets                                                                             2,623          2,623
                                                                                      --------       --------
     Total assets                                                                     $ 42,887       $ 42,294
                                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $  4,447       $  3,199
  Accrued expenses                                                                       1,820          1,790
  Accrued development costs                                                              1,790          2,911
  Taxes payable                                                                            351            270
  Loan payable                                                                           2,583           --
                                                                                      --------       --------
       Total current liabilities                                                        10,991          8,170

Deferred income taxes                                                                      194            205
Deferred revenue                                                                           404            378
Deferred compensation                                                                    2,570          2,524
                                                                                      --------       --------
       Total liabilities                                                                14,159         11,277
Shareholders' equity:
  Preferred stock, par value $.001, authorized
     1,000,000 shares, none outstanding                                                   --             --
  Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     12,692,892 shares in 2001 and 12,669,780
      shares in 2000                                                                        13             13
  Additional paid in capital                                                            77,416         77,276
  Accumulated deficit                                                                  (47,068)       (44,945)
  Accumulated other comprehensive loss                                                  (1,633)        (1,327)
                                                                                      --------       --------
       Total shareholders' equity                                                       28,728         31,017
                                                                                      --------       --------
       Total liabilities and shareholders' equity                                     $ 42,887       $ 42,294
                                                                                      ========       ========


                See accompanying notes to condensed consolidated
                             financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                  2001           2000
                                                                --------       --------
                                                                      (Unaudited)
Revenues
  Product sales                                                 $  9,236       $ 10,481
  Royalties and licensing fees                                     1,703            894
                                                                --------       --------
     Total revenues                                               10,939         11,375
Cost of product sales                                              6,563          6,817
                                                                --------       --------
       Gross profit                                                4,376          4,558
Operating expenses
  Selling, general and administrative                              2,995          3,025
  Research and product development                                 3,323          2,620
                                                                --------       --------
     Total operating expenses                                      6,318          5,645
                                                                --------       --------
Loss from operations                                              (1,942)        (1,087)
Investment income                                                     40           --
Interest expense                                                      74            126
                                                                --------       --------
Loss before income taxes and cumulative effect
    of change in accounting principle                             (1,976)        (1,213)
Income tax expense                                                   147             96
                                                                --------       --------
Loss before cumulative effect of change in
    accounting principle                                          (2,123)        (1,309)
Cumulative effect of change in accounting
    principle (Note 3)                                              --             (410)
                                                                --------       --------
Net loss                                                        $ (2,123)      $ (1,719)
                                                                ========       ========

Basic and diluted amounts per share:
  Loss before cumulative effect of change in
     accounting principle                                       $  (0.17)      $  (0.11)
  Cumulative effect of change in accounting
    principle (Note 3)                                              --            (0.04)
                                                                --------       ========
Net loss                                                        $  (0.17)      $  (0.15)
                                                                ========       ========
Weighted average shares of common stock
    outstanding                                                   12,678         11,554
                                                                ========       ========

Proforma amounts assuming the accounting change is applied
   retroactively:
Net loss                                                        $ (2,123)      $ (1,309)
                                                                ========       ========
Basic and diluted net loss per share                            $  (0.17)      $  (0.11)
                                                                ========       ========


                See accompanying notes to condensed consolidated
                             financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS
                                                                                                ENDED MARCH 31,
                                                                                              2001           2000
                                                                                            -------       --------
                                                                                                  (UNAUDITED)
Net cash provided by (used in) operating activities                                         $   352       $   (743)

Investing activities:
  Acquisitions of fixed assets, net                                                             (93)          (490)
  Other                                                                                         (95)           (56)
                                                                                            -------       --------
Net cash used in investing activities                                                          (188)          (546)

Financing activities:
  Borrowings from credit facility                                                             9,730          2,800
  Repayments of credit facility                                                              (7,147)        (9,500)
  Issuance of common stock, net                                                                 139         17,227
                                                                                            -------       --------
Net cash provided by financing activities                                                     2,722         10,527

Effect of exchange rate changes on cash and cash
 equivalents                                                                                    (55)           (23)
                                                                                            -------       --------
Net increase in cash and cash equivalents                                                     2,831          9,215
Cash and cash equivalents at beginning of period                                              2,204            739
                                                                                            -------       --------
Cash and cash equivalents at end of period                                                  $ 5,035       $  9,954
                                                                                            =======       ========


                See accompanying notes to condensed consolidated
                             financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS

    Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel oral drug delivery products and technologies and has extensive expertise in developing, manufacturing, and selling excipient ingredients for the pharmaceutical industry. Based on this fundamental expertise in tableting ingredients, the Company has developed TIMERx(R) ("TIMERx"), a proprietary controlled release drug delivery technology, and PROSOLV SMCC(R) ("PROSOLV"), a co-processing drug delivery technology which improves the performance characteristics of tablets. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

    The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, a requirement for additional funding, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Based on anticipated levels of operations and currently available capital resources, management expects operating losses and negative cash flows during 2001. Management anticipates that its existing capital resources, as well as internally generated funds, will not enable the Company to maintain currently planned operations through 2001. Management's plans in regard to these matters include various available business and financing alternatives. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations.

3.  ACCOUNTING CHANGE

    In the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000. The cumulative effect of the change in accounting principle was reported as a change in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining related collaborative or licensing and supply agreements, as appropriate. For the quarter ended March 31, 2000, the cumulative effect of the change on prior periods was to increase the net loss by $410,000 or $0.04 per share. The effect of the change on loss before cumulative effect of the change for the quarter ended March 31, 2000 was to increase the net loss by

$18,000. The pro forma amounts presented on the statements of operations were calculated assuming the accounting change was made retroactively to prior periods. During the quarters ended March 31, 2001 and 2000, the Company recognized $15,000 and $79,000, respectively, of revenue/income that is included in its cumulative effect adjustment as of January 1, 2000.

4.  CREDIT FACILITY

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

    The interest rate on the Revolver at March 31, 2001 was 9.0%. As of May 10, 2001, there was approximately $3.0 million outstanding under the terms of the Revolver.

5.  INCOME TAXES

    The effective tax rates for the quarters ended March 31, 2001 and 2000, were expenses of 7% and 6%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

6.  COMPREHENSIVE LOSS

    The components of comprehensive loss for the three-month periods ended March 31, 2001 and 2000 are as follows:

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                   2001          2000
                                                                                 -------       -------
                                                                                     (IN THOUSANDS)
Net loss                                                                         $(2,123)      $(1,719)
Foreign currency translation adjustments                                            (306)         (187)
                                                                                 -------       -------
Comprehensive loss                                                               $(2,429)      $(1,906)
                                                                                 =======       =======

    Accumulated other comprehensive loss equals the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.

7.  CONTINGENCIES

    In 1994, the Boots Company PLC ("Boots") filed an opposition to a patent granted by the European Patent Office (the "EPO") to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots has appealed this decision to the EPO Board of Appeals and a hearing date for this case has been set for June 2001. There can be no assurance that the Company will prevail in this matter. Management believes that estimates of the possible loss or range of loss relating to this matter cannot be made at this time. An unfavorable outcome would not be expected to materially adversely affect the Company's business, financial condition, cash flows and results of operations.

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

    The Company has incurred net losses since 1994. As of March 31, 2001, the Company's accumulated deficit was approximately $47.1 million. Management expects net losses in 2001 and anticipates that its existing capital resources, as well as internally generated funds, will not enable the Company to maintain currently planned operations through 2001 without the Company obtaining additional financing. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, sales growth of the Company's other pharmaceutical excipients products, as well as the level of investment in research and development activities. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all. Continuation of the Company as a going concern, and the realization of its assets and satisfaction of its liabilities are dependent upon the Company's ability to obtain additional funding sources. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

    On March 2, 2000, Mylan Pharmaceuticals Inc. ("Mylan") announced that it had signed a supply and distribution agreement with Pfizer, Inc. ("Pfizer") to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer's Procardia XL. As a result of the agreement, Pfizer agreed to dismiss all pending litigation against Mylan. In connection with that agreement, Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer's 30 mg generic version of Procardia XL, which Mylan launched at the end of March 2000. The royalty percentage is comparable to the percentage that Mylan is required to pay to Penwest in connection with net sales of Nifedipine XL, a generic version of Procardia XL based on the Company's TIMERx technology, and Penwest's original agreement with Mylan. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL.

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

    The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients, Mylan's sales of the 30 mg strength of generic Procardia XL, and on variations in payments under the Company's collaborative agreements, including payments to the Company upon the achievement of specified milestones as well as payment obligations of the Company in connection with its strategic alliance agreements. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.


RESULTS OF OPERATIONS

    Quarters Ended March 31, 2001 and 2000

    Total revenues decreased 3.8% for the quarter ended March 31, 2001 to $10.9 million from $11.4 million for the quarter ended March 31, 2000. Product sales decreased to $9.2 million for the quarter ended March 31, 2001 compared to $10.5 million for the quarter ended March 31, 2000, representing a decrease of 11.9%. The decrease in product sales was largely due to lower revenues from the Company's excipients business and lower shipments of formulated bulk TIMERx during the first quarter of 2001. The lower excipients sales in 2001 reflect strong excipients sales in the first quarter of 2000, which the Company believes were related to Y2K issues, as well as somewhat lower selling prices in the first quarter of 2001 as compared with the first quarter of 2000. The lower revenues on bulk TIMERx in the first quarter of 2001 reflect the large bulk TIMERx shipments to Mylan that were recorded in the first quarter of 2000, in anticipation of their launch of Nifedipine XL, a generic version of Procardia XL, using Penwest's TIMERx technology. Royalties and licensing revenues increased $809,000 primarily as a result of increased royalties earned on Mylan's sales of the 30 mg strength of generic Procardia XL, as Mylan captures greater market share.

    Gross profit decreased to $4.4 million, or 40.0% of total revenues for the quarter ended March 31, 2001 from $4.6 million, or 40.1% of total revenues for the quarter ended March 31, 2000. Gross profit percentage on product sales decreased to 28.9% for the first quarter of 2001 from 35.0% for the first quarter of 2000. This decrease was primarily due to lower sales volumes in 2001, of formulated bulk TIMERx (as noted above) and of ProSolv, which have higher overall margins, as well as competitive pressures on selling prices, as compared to the first quarter of 2000. Despite the decrease in gross profit on product sales, overall gross profit percentage was largely unchanged from the first quarter of 2000 to the first quarter of 2001 primarily due to increased royalties in 2001.

    Selling, general and administrative expenses decreased by 1% for the quarter ended March 31, 2001, approximating $3.0 million for each of the quarters ended March 31, 2001 and 2000, and reflects management's continued efforts to control these costs.

    Research and product development expenses increased by 26.8% for the quarter ended March 31, 2001 to $3.3 million from $2.6 million for the quarter ended March 31, 2000. This increase was primarily due to the Company's share of increased expenses associated with recently completed clinical trials and other studies being conducted for the development of extended release oxymorphone under the Company's collaboration with Endo, as well as increased activity in the Company's drug development pipeline.

    The effective tax rates for the quarters ended March 31, 2001 and 2000 were expenses of 7% and 6%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Subsequent to the Distribution, the Company has funded its operations and capital expenditures with cash from operations, advances under credit facilities and the issuance of additional shares of common stock.

    As of March 31, 2001, the Company had cash and cash equivalents of $5.0 million. On January 17, 2001, the Company secured a revolving line of credit ("Revolver") with CIT Group/Business Credit, Inc. Under the terms of the Revolver, the Company may borrow up to $10.0 million ("Line of Credit") as determined by a formula based on the Company's Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. As of May 10, 2001, the Company has drawn down approximately $3.0 million on the Revolver. Under the Revolver, generally 85% of the Company's U.S. and Canadian receivables, as well as generally 60% of the Company's U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company's U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years, and provides for annual renewals thereafter. The Revolver bears interest at a specified bank's prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires fees be paid of .5% per annum on unused portions of the Line of Credit. It also provides for early termination fees of up to .75%, in the event the Company terminates the Revolver prior to the end of the initial term. The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness. Other than the Revolver, the Company has no committed sources of capital.

    As of March 31, 2001, the Company did not have any material commitments for capital expenditures. At March 31, 2001, the Company's trade receivables were $7.2 million, a decrease of $1.0 million from the December 31, 2000 balance of $8.2 million. This decrease was primarily due to amounts received from Mylan in the first quarter of 2001, relating to sales of bulk TIMERx in 2000. In connection with its strategic alliance agreement with Endo, the Company expects to expend approximately an additional $10 million in 2001 and 2002 on the development of extended release oxymorphone, subject to the receipt by the Company of additional funding. The Company intends to utilize available cash and cash from operations, and funds available under the Revolver, and is also evaluating other funding alternatives. If the Company is unable to secure adequate funding, the Company has the option to terminate the agreement upon 30 days' prior written notice, at which time the Company's funding obligations would cease. This would reduce the Company's future net royalties on this product once it is marketed.

    The Company had positive cash flow from operations in the first quarter of 2001 of $352,000, primarily due to net reductions of accounts receivable as noted above, and inventory, partially offset by the net loss in the period. The Company had negative cash flow from operations in the first quarter of 2000 of $743,000, primarily due to net losses for the period. Funds expended for the acquisition of fixed assets were primarily related to additions at the Company's manufacturing facilities in Iowa and Finland. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and to secure trademarks.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "may", and other similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report and presented elsewhere by management from time to time. These factors include the matters discussed in the Overview to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and the matters set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which are expressly incorporated by reference herein. In addition, any forward-looking statements represent Penwest's estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Penwest's estimates as of any subsequent date. While Penwest may elect to update forward-looking statements at some point in the future, Penwest specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

    The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company's interest rate risk includes cash flow risk associated with borrowing under its variable rate revolver. The Company invests its excess cash in mutual funds investing in securities of, or collateralized by, short term U.S. government securities and money market funds with strong credit ratings. As a result, the Company's investment income is most sensitive to changes in the general level of U.S. interest rates. The Company's international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, or other market changes that affect market risk sensitive instruments.

                          PART II. -- OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       a.       Exhibits.

                See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

       b.       Reports on Form 8-K.

                On January 30, 2001, the Company filed a report on Form 8-K reporting that it had completed arrangements for a new revolving line of credit with CIT Business Credit, a division of CIT.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PENWEST PHARMACEUTICALS CO.


Date:   May 11, 2001                        /s/ Jennifer L. Good
                                            -----------------------------------
                                            Jennifer L. Good
                                            Vice President Finance and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

         EXHIBIT NUMBER                      DESCRIPTION

               10.23 Financing Agreement dated January 17, 2001 between The CIT Group/Business Credit, Inc. and the Registrant.

               99 Pages 31 through 40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)