Form 10-Q
period 2001-06-30
PENWEST PHARMACEUTICALS CO
filed 2001-08-14
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________


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


                                 (845) 878-3414
              -----------------------------------------------------
              (Registrant's telephone number, including area code.)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X               No
                        ----                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001.

                  Class                                     Outstanding
     -----------------------------------                  ---------------
      Common stock, par value $.001                         15,218,655

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.       Financial Information

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets........................   1

              Condensed Consolidated Statements of Operations..............   2

              Condensed Consolidated Statements of Cash Flows..............   3

              Notes to Condensed Consolidated Financial Statements.........   4

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................   6

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  10

Part II.      Other Information

     Item 1.  Legal Proceedings............................................  11

     Item 4.  Submission of Matters to a Vote of Security Holders..........  11

     Item 6.  Exhibits and Reports on Form 8-K.............................  11

Signature..................................................................  12

Exhibit Index..............................................................  13

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                        JUNE 30,      DECEMBER 31,
                                                                          2001            2000
                                                                       -----------    ------------
                                                                       (UNAUDITED)      (NOTE 2)

ASSETS
Current assets:
  Cash and cash equivalents ......................................      $  1,146       $  2,204
  Trade accounts receivable, net of allowance for
     doubtful accounts of  $219 and $235 .........................         5,932          8,154
  Inventories:
     Raw materials and other .....................................         1,457          2,611
     Finished goods ..............................................         6,795          5,585
                                                                        --------       --------
                                                                           8,252          8,196
  Prepaid expenses and other current assets ......................           597            745
                                                                        --------       --------
     Total current assets ........................................        15,927         19,299
Fixed assets, net ................................................        16,253         17,473
Intangible assets, net ...........................................         3,189          2,899
Other assets .....................................................         2,662          2,623
                                                                        --------       --------
     Total assets ................................................      $ 38,031       $ 42,294
                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................      $  2,358       $  3,199
  Accrued expenses ...............................................         1,972          1,790
  Accrued development costs ......................................         1,775          2,911
  Taxes payable ..................................................           353            270
  Loan payable ...................................................         2,713             --
                                                                        --------       --------
       Total current liabilities .................................         9,171          8,170

Deferred income taxes ............................................           188            205
Deferred revenue .................................................           388            378
Deferred compensation ............................................         2,617          2,524
                                                                        --------       --------
       Total liabilities .........................................        12,364         11,277
Shareholders' equity:
  Preferred stock, par value $.001, authorized
     1,000,000 shares, none outstanding ..........................            --             --
  Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     12,724,528 shares in 2001 and 12,669,780
      shares in 2000 .............................................            13             13
  Additional paid in capital .....................................        77,632         77,276
  Accumulated deficit ............................................       (50,234)       (44,945)
  Accumulated other comprehensive loss ...........................        (1,744)        (1,327)
                                                                        --------       --------
       Total shareholders' equity ................................        25,667         31,017
                                                                        --------       --------
       Total liabilities and shareholders' equity ................      $ 38,031       $ 42,294
                                                                        ========       ========


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS
                                                                                      ENDED JUNE 30,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
                                                                                      (UNAUDITED)
Revenues
  Product sales ...........................................................      $  8,378       $  7,754
  Royalties and licensing fees ............................................         1,137          1,149
                                                                                 --------       --------
    Total revenues ........................................................         9,515          8,903
Cost of product sales .....................................................         5,817          5,284
                                                                                 --------       --------
    Gross profit ..........................................................         3,698          3,619
Operating expenses
  Selling, general and administrative .....................................         3,742          2,921
  Research and product development ........................................         2,960          2,811
                                                                                 --------       --------
    Total operating expenses ..............................................         6,702          5,732
                                                                                 --------       --------
Loss from operations ......................................................        (3,004)        (2,113)
Investment income .........................................................            20             68
Interest expense ..........................................................            78             15
                                                                                 --------       --------
Loss before income taxes ..................................................        (3,062)        (2,060)
Income tax expense ........................................................           104             48
                                                                                 --------       --------
Net loss ..................................................................      $ (3,166)      $ (2,108)
                                                                                 ========       ========

Basic and diluted net loss per share ......................................      $  (0.25)      $  (0.17)
                                                                                 ========       ========

Weighted average shares of common stock outstanding .......................        12,700         12,475
                                                                                 ========       ========


                                                                                       SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
                                                                                      (UNAUDITED)
Revenues
  Product sales ...........................................................      $ 17,614       $ 18,235
  Royalties and licensing fees ............................................         2,840          2,043
                                                                                 --------       --------
     Total revenues .......................................................        20,454         20,278
Cost of product sales .....................................................        12,380         12,101
                                                                                 --------       --------
       Gross profit .......................................................         8,074          8,177
Operating expenses
  Selling, general and administrative .....................................         6,737          5,946
  Research and product development ........................................         6,283          5,431
                                                                                 --------       --------
     Total operating expenses .............................................        13,020         11,377
                                                                                 --------       --------
Loss from operations ......................................................        (4,946)        (3,200)
Investment income .........................................................            60             68
Interest expense ..........................................................           152            141
                                                                                 --------       --------
Loss before income taxes and cumulative effect of change in accounting
 principle ................................................................        (5,038)        (3,273)
Income tax expense ........................................................           251            144
                                                                                 --------       --------
Loss before cumulative effect of change in  accounting principle ..........        (5,289)        (3,417)
Cumulative effect of change in accounting principle (Note 4) ..............            --           (410)
                                                                                 --------       --------
Net loss ..................................................................      $ (5,289)      $ (3,827)
                                                                                 ========       ========

Basic and diluted amounts per share:
  Loss before cumulative effect of change in accounting principle .........      $  (0.42)      $  (0.28)
  Cumulative effect of change in accounting principal (Note 4) ............            --          (0.04)
                                                                                 --------       --------
Net loss ..................................................................      $  (0.42)      $  (0.32)
                                                                                 ========       ========
Weighted average shares of common stock outstanding .......................        12,689         12,015
                                                                                 ========       ========
Pro forma amounts assuming the accounting change  is applied retroactively:
Net loss ..................................................................      $ (5,289)      $ (3,417)
                                                                                 ========       ========
Basic and diluted net loss per share ......................................      $  (0.42)      $  (0.28)
                                                                                 ========       ========

     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS
                                                             ENDED JUNE 30,
                                                         --------------------
                                                          2001         2000
                                                         -------      -------
                                                              (UNAUDITED)

Net cash used in operating activities ..............     $(3,405)     $(4,195)

Investing activities:
  Acquisitions of fixed assets, net ................        (252)        (785)
  Other ............................................        (411)        (103)
                                                         -------      -------
Net cash used in investing activities ..............        (663)        (888)

Financing activities:
  Borrowings from credit facility ..................      17,558        2,800
  Repayments of credit facility ....................     (14,845)      (9,500)
  Issuance of common stock, net ....................         357       17,327
                                                         -------      -------
Net cash provided by financing activities ..........       3,070       10,627

Effect of exchange rate changes on cash and cash
 equivalents .......................................         (60)         (31)
                                                         -------      -------
Net (decrease) increase in cash and cash equivalents      (1,058)       5,513
Cash and cash equivalents at beginning of period ...       2,204          739
                                                         -------      -------
Cash and cash equivalents at end of period .........     $ 1,146      $ 6,252
                                                         =======      =======


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS

     Penwest Pharmaceuticals Co. (the "Company" or "Penwest") is engaged in the research, development, and commercialization of novel oral drug delivery products and technologies and has extensive expertise in developing, manufacturing, and selling excipient ingredients for the pharmaceutical industry. Based on this fundamental expertise in tableting ingredients, the Company has developed TIMERx(R) ("TIMERx"), a proprietary oral drug delivery technology which provides a variety of release rates, and PROSOLV SMCC(R) ("PROSOLV"), a co-processing drug delivery technology which improves the performance characteristics of tablets. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

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

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2001.

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

3. SUBSEQUENT EVENT

     On July 11, 2001, the Company completed a private placement of 2,447,187 shares of common stock to selected institutional investors, resulting in proceeds of approximately $30 million, less expenses. The Company intends to use the net proceeds of this offering primarily for the development of drug delivery programs as well as to fund the research and development of new oral drug delivery technologies.

4. ACCOUNTING CHANGE

     In the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000. The cumulative effect of the change in accounting principle was reported as a change in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining related collaborative or licensing and supply agreements, as appropriate. For the quarter ended March 31, 2000, the cumulative effect of the change on prior periods was to increase the net loss by $410,000 or $0.04 per share. The effect of the change on loss before cumulative effect of the change for the three and six month periods ended June 30, 2000 was to decrease the net loss by $47,000 and $29,000, respectively. The pro forma amounts presented on the statements of operations were calculated assuming the accounting change was made retroactively to prior periods. During the quarters ended June 30, 2001 and 2000, the Company recognized $15,000 and $40,000, respectively, of revenue/income that is included in its cumulative effect adjustment as of January 1, 2000. During the six month periods ended June 30, 2001 and 2000, the Company recognized $30,000 and $119,000, respectively, of revenue/income that is included in its cumulative effect adjustment as of January 1, 2000.

5. ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations, cash flows, or financial position.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Management does not anticipate the adoption of this statement will have a significant effect on the Company's results of operations, cash flows, or financial position.

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

6. CREDIT FACILITY

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

     The Revolver bears interest at a specified bank's prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires fees be paid of 0.5% per annum on unused portions of the Line of Credit. It also provides for early termination fees of up to 0.75%, in the event the Company terminates the Revolver prior to the end of the initial term.

     The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness.

     The interest rate on the Revolver at June 30, 2001 was 7.75%. As of August 9, 2001, there was approximately $3.0 million outstanding under the terms of the Revolver.

7. INCOME TAXES

     The effective tax rates for the quarters ended June 30, 2001 and 2000, were expenses of 3% and 2%, respectively. The effective tax rates for the six months ended June 30, 2001 and 2000, were expenses of 5% and 4%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

8. COMPREHENSIVE LOSS

     The components of comprehensive loss for the three-month and six-month periods ended June 30, 2001 and 2000 are as follows:

                                                THREE MONTHS             SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                             2001        2000        2001        2000
                                           -------     -------     -------     -------
                                              (IN THOUSANDS)          (IN THOUSANDS)

Net loss                                   $(3,166)    $(2,108)    $(5,289)    $(3,827)
Foreign currency translation adjustments      (111)        (28)       (417)       (215)
                                           -------     -------     -------     -------

Comprehensive loss                         $(3,277)    $(2,136)    $(5,706)    $(4,042)
                                           =======     =======     =======     =======

     Accumulated other comprehensive loss equals the cumulative translation adjustment which is the only component of other comprehensive loss included in the Company's financial statements.

9. CONTINGENCIES

     In 1994, the Boots Company PLC ("Boots") filed in the European Patent Office, or the EPO, an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots appealed this decision to the EPO Board of Appeals, which conducted oral proceedings on the appeal in June 2001. At the oral proceedings, the EPO Board of Appeals upheld the validity of all the claims included in the patent other than three claims which the Company cancelled during the oral proceedings. The Company believes that the cancelled claims were duplicative in scope to the claims that were upheld and that the cancellation of those claims did not result in any change in the scope of the claims of the patent. The decision of the EPO Board of Appeals is final and cannot be further appealed by Boots in the EPO.

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

     The Company has incurred net losses since 1994. As of June 30, 2001, the Company's accumulated deficit was approximately $50.2 million. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, sales growth of the Company's other pharmaceutical excipients products, as well as the level of investment in research and development activities, which the Company expects will continue to increase as additional drugs advance into clinical development. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

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

     The Company's results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company's pharmaceutical excipients, Mylan's sales of the 30 mg strength of generic Procardia XL, and on variations in payments under the Company's collaborative agreements, primarily payment obligations of the Company in connection with its strategic alliance agreements. The Company's quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company's products, mix of products sold, competition, regulatory actions, litigation and currency exchange rate fluctuations.

RESULTS OF OPERATIONS

     Quarters Ended June 30, 2001 and 2000

     Total revenues increased by 6.9% for the quarter ended June 30, 2001 to $9.5 million from $8.9 million for the quarter ended June 30, 2000. Product sales increased to $8.4 million for the quarter ended June 30, 2001 from $7.8 million for the quarter ended June 30, 2000, representing an increase of 8.0%. The increase in product sales was due to increased excipient sales for the second quarter of 2001, as compared with the second quarter of 2000, when the Company experienced softness in its excipients business. Royalties and licensing revenues were comparable, approximating $1.1 million in each of the second quarters of 2001 and 2000.

     Gross profit increased to $3.7 million, or 38.9% of total revenues, for the quarter ended June 30, 2001 from $3.6 million, or 40.6% of total revenues, for the quarter ended June 30, 2000. Gross profit percentage on product sales decreased to 30.6% for the quarter ended June 30, 2001 from 31.9% for the quarter ended June 30, 2000. This decrease was primarily due to competitive pressures on selling prices of the Company's excipients in the quarter ended June 30, 2001.

     Selling, general and administrative expenses increased by 28.1% for the quarter ended June 30, 2001 to $3.7 million from $2.9 million for the quarter ended June 30, 2000. This increase is primarily due to increased professional fees, including those associated with the Company's evaluation and pursuit of financing alternatives, and increased information technology costs associated with the Company strengthening its technology infrastructure to prepare for anticipated increasing drug development activities.

     Research and product development expenses increased by 5.3% for the quarter ended June 30, 2001 to $3.0 million from $2.8 million for the quarter ended June 30, 2000. This increase was primarily due to the Company's share of increased expenses associated with completed clinical trials and other studies being conducted for the development of extended release oxymorphone under the Company's collaboration with Endo Pharmaceuticals Inc. ("Endo"), as well as increased activity in the Company's drug development pipeline.

     The effective tax rates for the quarters ended June 30, 2001 and 2000 were expenses of 3% and 2%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

     Six Months Ended June 30, 2001 and 2000

     Total revenues increased 0.9% for the six months ended June 30, 2001 to $20.5 million from $20.3 million for the six months ended June 30, 2000. Product sales decreased to $17.6 million for the six months ended June 30, 2001 compared to $18.2 million for the six months ended June 30, 2000, representing a decrease of 3.4%. The decrease in product sales was due to lower revenues on formulated bulk TIMERx during the first quarter of 2001. The lower revenues on bulk TIMERx reflect the large bulk TIMERx shipments to Mylan that were recorded in the first quarter of 2000 in anticipation of Mylan's launch of Nifedipine XL, a generic version of Procardia XL, using Penwest's TIMERx technology. Royalties and licensing revenues increased $797,000 primarily as a result of increased royalties earned on Mylan's sales of the 30 mg strength of generic Procardia XL, as Mylan captured greater market share over the prior year. This royalty, however, did trend down in the second quarter of 2001, as compared to the first quarter of 2001, due to the entrant of a competitor.

     Gross profit decreased to $8.1 million, or 39.5% of total revenues, for the first six months of 2001 from $8.2 million, or 40.3% of total revenues, for the first six months of 2000. Gross profit percentage on product sales decreased to 29.7% for the first six months of 2001 from 33.6% for the first six months of 2000. This decrease was primarily due to lower sales volumes in 2001, of formulated bulk TIMERx (as noted above) which has higher overall margins than the Company's other products, as well as competitive pressures on selling prices of our excipients in the six months ended June 30, 2001.

     Selling, general and administrative expenses increased by 13.3% for the first six months of 2001, to $6.7 million as compared with $5.9 million for the first six months of 2000. The increase is primarily due to increased professional fees, including those associated with the Company's evaluation and pursuit of financing alternatives, and increased information technology costs associated with the Company strengthening its technology infrastructure to prepare for anticipated increasing drug development activities.

     Research and product development expenses increased by 15.7% for the first six months of 2001 to $6.3 million from $5.4 million for the first six months of 2000. This increase was primarily due to the Company's share of increased expenses associated with completed clinical trials and other studies being conducted for the development of extended release oxymorphone under the Company's collaboration with Endo, as well as increased activity in the Company's drug development pipeline.

     The effective tax rates for the first six months of 2001 and 2000 were expenses of 5% and 4%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Subsequent to August 31, 1998, the date the Company became an independent, publicly-owned company, the Company has funded its operations and capital expenditures with cash from operations, advances under credit facilities and the issuance of additional shares of common stock.

     As of June 30, 2001, the Company had cash and cash equivalents of $1.1 million. On January 17, 2001, the Company secured a revolving line of credit ("Revolver") with CIT Group/Business Credit, Inc. Under the terms of the Revolver, the Company may borrow up to $10.0 million ("Line of Credit") as determined by a formula based on the Company's Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. As of August 9, 2001, the Company has drawn down approximately $3.0 million on the Revolver. Under the Revolver, generally 85% of the Company's U.S. and Canadian receivables, as well as generally 60% of the Company's U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company's U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years, and provides for annual renewals thereafter. The Revolver bears interest at a specified bank's prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires fees be paid of 0.5% per annum on unused portions of the Line of Credit. It also provides for early termination fees of up to 0.75%, in the event the Company terminates the Revolver prior to the end of the initial term. The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness. Other than the Revolver, the Company has no committed sources of capital.

     On July 11, 2001, the Company completed a private placement of 2,447,187 shares of its common stock to selected institutional investors, resulting in proceeds of approximately $30 million, less expenses. The Company intends to use the net proceeds of this offering primarily for the development of drug delivery programs as well as to fund the research and development of new oral drug delivery technologies. With the addition of the proceeds from the offering to the Company's existing capital resources, the Company anticipates that it will be able to maintain currently planned operations through late 2002.

     As of June 30, 2001, the Company did not have any material commitments for capital expenditures. At June 30, 2001, the Company's trade receivables were $5.9 million, a decrease of $2.2 million from the December 31, 2000 balance of $8.1 million. This decrease was primarily due to amounts received from Mylan in the first six months of 2001, relating to sales of bulk TIMERx in 2000. In connection with its strategic alliance agreement with Endo, the Company expects to expend approximately an additional $8 million in 2001 and 2002 on the development of extended release oxymorphone. The Company intends to utilize available cash and cash from operations, and funds available under the Revolver.

     The Company had negative cash flow from operations in the six months ended June 30, 2001 of $3.4 million, primarily due to the net loss in the period, partially offset by net reductions of accounts receivable as noted above. The Company had negative cash flow from operations in the six months ended June 30, 2000 of $4.2 million, primarily due to net losses for the period. Funds expended for the acquisition of fixed assets were primarily related to additions at the Company's manufacturing facilities in Iowa and Finland. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and to secure trademarks.

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

     The Company anticipates that its existing capital resources, including funds available under the Revolver and the proceeds of the private placement, as well as internally generated funds, will enable the Company to maintain currently planned operations into at least the fourth quarter of 2002. The Company may need to raise additional funds to maintain its operations beyond such date. The Company may seek to obtain additional funds through transactions relating to its business lines and/or debt or equity financings. The additional financing may not be available to the Company on acceptable terms, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "believes", "anticipates", "estimates", "plans", "expects", "intends", "may", "projects", "will" and "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements contained or incorporated in this report, particularly the matters discussed in the Overview to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and the matters set forth under the caption "Risk Factors" in Penwest's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2001, which risk factors are filed with this report as Exhibit 99 and incorporated herein by reference. In addition, any forward-looking statements represent Penwest's estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Penwest's estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

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

                          PART II. -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In 1994, the Boots Company PLC ("Boots") filed in the European Patent Office, or the EPO, an opposition to a patent granted by the EPO to the Company relating to its TIMERx technology. In June 1996, the EPO dismissed Boots' opposition, leaving intact all claims included in the patent. Boots appealed this decision to the EPO Board of Appeals, which conducted oral proceedings on the appeal in June 2001. At the oral proceedings, the EPO Board of Appeals upheld the validity of all the claims included in the patent other than three claims which the Company cancelled during the oral proceedings. The Company believes that the cancelled claims were duplicative in scope to the claims that were upheld and that the cancellation of those claims did not result in any change in the scope of the claims of the patent. The decision of the EPO Board of Appeals is final and cannot be further appealed by Boots in the EPO.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 27, 2001, the following proposals were adopted by the vote specified below:

          a.   Election of Class I directors for a term of three years:

                                            FOR         WITHHOLD
                                         ----------     ---------
               Paul E. Freiman           11,057,107      24,525
               Rolf H. Henel             11,056,970      24,662
               N. Stewart Rogers         11,033,019      48,613

               The following directors did not stand for reelection as their terms in office continued after the Annual Meeting: Jere E. Goyan, Tod R. Hamachek, Robert J. Hennessey, John N. Staniforth, and Anne M. VanLent.

          b. Ratification of selection of Ernst & Young LLP as independent auditors of the Company for the current year:

                                   FOR            AGAINST           ABSTAIN
                                ----------        -------           -------
                                11,052,095        6,016             23,521


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits.

          See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     b.   Reports on Form 8-K.

          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PENWEST PHARMACEUTICALS CO.


Date:   August 10, 2001                         /s/ Jennifer L. Good
                                                -------------------------------
                                                Jennifer L. Good
                                                Senior Vice President, Finance,
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                       DESCRIPTION
--------------                       -----------

     99 Pages 2 through 9 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 25, 2001 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)