Form 10-Q
period 2001-09-30
PENWEST PHARMACEUTICALS CO
filed 2001-11-14
CIK 1047188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

                          Commission File No. 000-23467


                           PENWEST PHARMACEUTICALS CO.
             (Exact name of registrant as specified in its charter)

                Washington                                91-1513032
----------------------------------------    ------------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

     2981 Route 22, Patterson, NY                        12563-2335
----------------------------------------    ------------------------------------
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

               Yes     X        No
                     -----          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001.

                 Class                                    Outstanding
    ---------------------------------                   ----------------
      Common stock, par value $.001                       15,245,019

                           PENWEST PHARMACEUTICALS CO.

                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
Part I.       Financial Information

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets .........................      3

              Condensed Consolidated Statements of Operations ...............      4

              Condensed Consolidated Statements of Cash Flows ...............      5

              Notes to Condensed Consolidated Financial Statements ..........      6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations .........................................      9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....     12

Part II.      Other Information

     Item 2.  Changes in Securities and Use of Proceeds .....................     13

     Item 6.  Exhibits and Reports on Form 8-K ..............................     13

Signature ...................................................................     14

Exhibit Index ...............................................................     15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           PENWEST PHARMACEUTICALS CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001           2000
                                                                (UNAUDITED)     (NOTE 2)
                                                               -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................     $  18,429      $   2,204
  Available-for-sale securities ............................         9,355             --
  Trade accounts receivable, net of allowance for
    doubtful accounts of  $215 and $235 ....................         6,578          8,154
 Inventories:
    Raw materials and other ................................         1,839          2,611
    Finished goods .........................................         6,444          5,585
                                                                 ---------      ---------
                                                                     8,283          8,196
 Prepaid expenses and other current assets .................         1,102            745
                                                                 ---------      ---------
   Total current assets ....................................        43,747         19,299
Fixed assets, net ..........................................        15,777         17,473
Intangible assets, net .....................................         3,504          2,899
Other assets ...............................................         2,662          2,623
                                                                 ---------      ---------
   Total assets ............................................     $  65,690      $  42,294
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................     $   2,077      $   3,199
  Accrued expenses .........................................         2,073          1,790
  Accrued development costs ................................         3,121          2,911
  Taxes payable ............................................           346            270
  Loan payable .............................................         2,760             --
                                                                 ---------      ---------
       Total current liabilities ...........................        10,377          8,170

Deferred income taxes ......................................           188            205
Deferred revenue ...........................................           396            378
Deferred compensation ......................................         2,664          2,524
                                                                 ---------      ---------
       Total liabilities ...................................        13,625         11,277
Shareholders' equity:
 Preferred stock, par value $.001,authorized
     1,000,000 shares, none outstanding ....................            --             --
 Common stock, par value $.001, authorized
     39,000,000 shares, issued and outstanding
     15,245,019 shares in 2001 and 12,669,780 shares in 2000            15             13
  Additional paid in capital ...............................       107,792         77,276
  Accumulated deficit ......................................       (54,359)       (44,945)
  Accumulated other comprehensive loss .....................        (1,383)        (1,327)
                                                                 ---------      ---------
       Total shareholders' equity ..........................        52,065         31,017
                                                                 ---------      ---------
       Total liabilities and shareholders' equity ..........     $  65,690      $  42,294
                                                                 =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
                                                                                     (UNAUDITED)
Revenues
  Product sales ...........................................................     $  8,574      $ 10,120
  Royalties and licensing fees ............................................        1,227         1,104
                                                                                --------      --------
    Total revenues ........................................................        9,801        11,224
Cost of product sales .....................................................        6,168         7,080
                                                                                --------      --------
    Gross profit ..........................................................        3,633         4,144
Operating expenses
  Selling, general and administrative .....................................        3,312         2,828
  Research and product development ........................................        4,518         3,464
                                                                                --------      --------
    Total operating expenses ..............................................        7,830         6,292
                                                                                --------      --------
Loss from operations ......................................................       (4,197)       (2,148)
Investment income .........................................................          230            83
Interest expense ..........................................................           72            15
                                                                                --------      --------
Loss before income taxes ..................................................       (4,039)       (2,080)
Income tax expense ........................................................           86            65
                                                                                --------      --------
Net loss ..................................................................     $ (4,125)     $ (2,145)
                                                                                ========      ========

Basic and diluted net loss per share ......................................     $  (0.28)     $  (0.17)
                                                                                ========      ========

Weighted average shares of common stock outstanding .......................       14,949        12,636
                                                                                ========      ========

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                  2001          2000
                                                                                --------      --------
                                                                                     (UNAUDITED)
Revenues
  Product sales ...........................................................     $ 26,188      $ 28,355
  Royalties and licensing fees ............................................        4,067         3,147
                                                                                --------      --------
     Total revenues .......................................................       30,255        31,502
Cost of product sales .....................................................       18,548        19,181
                                                                                --------      --------
       Gross profit .......................................................       11,707        12,321
Operating expenses
  Selling, general and administrative .....................................       10,049         8,775
  Research and product development ........................................       10,801         8,894
                                                                                --------      --------
     Total operating expenses .............................................       20,850        17,669
                                                                                --------      --------
Loss from operations ......................................................       (9,143)       (5,348)
Investment income .........................................................          290           151
Interest expense ..........................................................          224           156
                                                                                --------      --------
Loss before income taxes and cumulative effect of change in accounting
  principle ...............................................................       (9,077)       (5,353)
Income tax expense ........................................................          337           209
                                                                                --------      --------
Loss before cumulative effect of change in  accounting principle ..........       (9,414)       (5,562)
Cumulative effect of change in accounting principle (Note 5) ..............           --          (410)
                                                                                --------      --------
Net loss ..................................................................     $ (9,414)     $ (5,972)
                                                                                ========      ========

Basic and diluted amounts per share:
  Loss before cumulative effect of change in accounting principle .........     $  (0.70)     $  (0.46)
  Cumulative effect of change in accounting principal (Note 5) ............           --         (0.03)
                                                                                --------      --------
Net loss ..................................................................     $  (0.70)     $  (0.49)
                                                                                ========      ========
Weighted average shares of common stock outstanding .......................       13,451        12,223
                                                                                ========      ========
Pro forma amounts assuming the accounting change  is applied retroactively:
Net loss ..................................................................     $ (9,414)     $ (5,562)
                                                                                ========      ========
Basic and diluted net loss per share ......................................     $  (0.70)     $  (0.46)
                                                                                ========      ========


     See accompanying notes to condensed consolidated financial statements.

                           PENWEST PHARMACEUTICALS CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                      -----------------------
                                                        2001           2000
                                                      --------       --------
                                                            (UNAUDITED)
Net cash used in operating activities ..........      $ (6,520)      $ (3,169)

Investing activities:
  Acquisitions of fixed assets, net ............          (447)        (1,213)
  Intangible asset costs .......................          (792)          (304)
  Purchases of available-for-sale securities ...        (9,279)            --
                                                      --------       --------
Net cash used in investing activities ..........       (10,518)        (1,517)

Financing activities:
  Borrowings from credit facility ..............        23,499          2,800
  Repayments of credit facility ................       (20,739)        (9,500)
  Issuance of common stock, net ................        30,518         17,378
                                                      --------       --------
Net cash provided by financing activities ......        33,278         10,678

Effect of exchange rate changes on cash and cash
 equivalents ...................................           (15)          (104)
                                                      --------       --------
Net increase in cash and cash equivalents ......        16,225          5,888
Cash and cash equivalents at beginning of period         2,204            739
                                                      --------       --------
Cash and cash equivalents at end of period .....      $ 18,429       $  6,627
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

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2001.

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

3.    ACCOUNTING POLICIES

Cash and Cash Equivalents

      Cash and cash equivalents primarily consist of demand deposits, money market accounts and mutual funds, with remaining maturities of three months or less when purchased.

Available-For-Sale Securities

      The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company's available-for-sale securities are stated at fair value and primarily consist of corporate bonds and commercial paper. Unrealized holding gains or losses are included in shareholders' equity as a separate component of accumulated other comprehensive loss.

 The specific identification method is used to compute the realized gains and losses on available-for-sale securities.

4.    ISSUANCE OF COMMON STOCK

      On July 11, 2001, the Company completed a private placement of 2,447,187 shares of common stock to selected institutional investors, resulting in proceeds of approximately $30 million, less expenses. The Company intends to use the net proceeds of this offering primarily for the development of drug delivery products as well as to fund the research and development of new oral drug delivery technologies.

5.    ACCOUNTING CHANGE

      In the fourth quarter of 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000. The cumulative effect of the change in accounting principle was reported as a change in the quarter ended March 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining related collaborative or licensing and supply agreements, as appropriate. For the quarter ended March 31, 2000, the cumulative effect of the change on prior periods was to increase the net loss by $410,000 or $0.04 per share. The effect of the change on loss before cumulative effect of the change for the three and nine-month periods ended September 30, 2000 was to increase the net loss by $48,000 and $19,000, respectively. The pro forma amounts presented on the statements of operations were calculated assuming the accounting change was made retroactively to prior periods. During the quarters ended September 30, 2001 and 2000, the Company recognized $15,000 and $43,000, respectively, of revenue/income that is included in its cumulative effect adjustment as of January 1, 2000. During the nine-month periods ended September 30, 2001 and 2000, the Company recognized $45,000 and $162,000, respectively, of revenue/income that is included in its cumulative effect adjustment as of January 1, 2000.

6.    ACCOUNTING DEVELOPMENTS

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

      In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142") which supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Management does not anticipate the application of the non-amortization provisions of SFAS 142 will have a significant effect on the Company's results of operations, cash flows or financial position. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which provides a single accounting model for long-lived assets to be disposed of. Provisions outlined in this Statement supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." These new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This is significant as assets classified as held-for-sale are stated at the lower of carrying value or fair value and depreciation is no longer recognized. This Statement will also allow for more dispositions to qualify for discontinued operations treatment in the income statement.

      SFAS No. 144 is effective for financials statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement are effective for disposal activities initiated by an entity's commitment to a plan after the effective date of the Statement. The Company will adopt this Statement effective January 1, 2002, as required. The Company currently believes that this Statement will not have an effect on its results of operations, cash flows, or financial position, once adopted.

      Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

7.    CREDIT FACILITY

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

      The Revolver bears interest at a specified bank's prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires fees be paid of 0.5% per annum on unused portions of the Line of Credit and provides for early termination fees of up to 0.75%, in the event the Company terminates the Revolver prior to the end of the initial term.

      The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness.

      The interest rate on the Revolver at September 30, 2001 was 7.0%. As of November 9, 2001, there was approximately $2.7 million outstanding under the terms of the Revolver.

8.    INCOME TAXES

      The effective tax rates for the quarters ended September 30, 2001 and 2000, were expenses of 2% and 3%, respectively. The effective tax rates for the nine months ended September 30, 2001 and 2000, were expenses of 4%. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

9.    COMPREHENSIVE LOSS

      The components of comprehensive loss for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows:

                                                          THREE MONTHS                 NINE MONTHS
                                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       2001          2000          2001          2000
                                                      -------       -------       -------       -------
                                                         (IN THOUSANDS)              (IN THOUSANDS)
      Net loss .................................      $(4,125)      $(2,145)      $(9,414)      $(5,972)
      Foreign currency translation adjustments .          314          (301)         (103)         (516)
      Unrealized net gains on available-for-sale
       securities ..............................           47            --            47            --
                                                      -------       -------       -------       -------

      Comprehensive loss .......................      $(3,764)      $(2,446)      $(9,470)      $(6,488)
                                                      =======       =======       =======       =======

      Accumulated other comprehensive loss equals the cumulative translation and unrealized net gains on available-for-sale securities which are the only components of other comprehensive loss included in the Company's financial statements.

10.   CONTINGENCIES

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Penwest Pharmaceuticals Co. is engaged in the research, development and commercialization of novel oral drug delivery technologies. The Company has extensive experience in developing and manufacturing tableting ingredients for the pharmaceutical industry. The Company's product portfolio ranges from excipients that are sold in bulk, to more technically advanced and patented drug delivery technologies based on excipients that are licensed to customers, or used in the development of the Company's own products.

      The Company has incurred net losses since 1994. As of September 30, 2001, the Company's accumulated deficit was approximately $54.4 million. A substantial portion of the Company's revenues to date have been generated from the sales of the Company's pharmaceutical excipients. The Company's future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products and sales growth of the Company's other pharmaceutical excipients products, as well as the level of investment in research and development activities, which the Company expects will continue to increase as additional drugs advance into clinical development. There can be no assurance that the Company will achieve profitability or that it will be able to sustain any profitability on a quarterly basis, if at all.

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

      The Company's business is conducted internationally and may be affected by fluctuations in currency exchange rates, as well as by governmental controls and other risks associated with international sales (such as export licenses, collectibility of accounts receivable, trade restrictions and changes in tariffs). The Company's international subsidiaries transact a substantial portion of its sales and purchases in European currencies other than its functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies.

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


RESULTS OF OPERATIONS

      Quarters Ended September 30, 2001 and 2000

      Total revenues decreased by 12.7% for the quarter ended September 30, 2001 to $9.8 million from $11.2 million for the quarter ended September 30, 2000. Product sales decreased to $8.6 million for the quarter ended September 30, 2001 from $10.1 million for the quarter ended September 30, 2000, representing a decrease of 15.3%. The decrease in product sales was due to a $2.2 million final shipment of formulated bulk TIMERx in the third quarter of 2000 to Mylan Pharmaceuticals as part of the Company's arrangement with Mylan regarding Nifedipine XL. This decrease was partially offset by increased excipient product sales, reflecting greater sales of the Company's ProSolv(TM) products through additional filings in the ethical pharmaceutical market and growth in its European excipients business. Royalties and licensing revenues increased slightly, approximating $1.2 million in the third quarter of 2001 and $1.1 million in the third quarter of 2000.

      Gross profit decreased to $3.6 million, or 37.1% of total revenues, for the quarter ended September 30, 2001 from $4.1 million, or 36.9% of total revenues, for the quarter ended September 30, 2000. The Company's gross profit declined primarily due to the decrease in revenues relating to the shipment of bulk TIMERx to Mylan in 2000, noted above, however the overall profit percentage increased slightly due to increased royalties and licensing revenues. Gross profit percentage on product sales decreased to 28.1% for the quarter ended September 30, 2001 from 30.0% for the quarter ended September 30, 2000. This decrease was primarily due to competitive pressures on selling prices of the Company's excipients in the quarter ended September 30, 2001.

      Selling, general and administrative expenses increased by 17.1% for the quarter ended September 30, 2001 to $3.3 million from $2.8 million for the quarter ended September 30, 2000. This increase was primarily due to increased professional fees, including those associated with the Company's business development activities, as well as higher salary and recruiting costs as part of the Company's hiring to build its drug delivery infrastructure.

      Research and product development expenses increased by 30.4% for the quarter ended September 30, 2001 to $4.5 million from $3.5 million for the quarter ended September 30, 2000. This increase was primarily due to the Company's share of increased expenses associated with clinical trials being conducted for the development of an extended release oxymorphone product under the Company's collaboration with Endo Pharmaceuticals Inc. ("Endo"), as well as increased formulation activity in the Company's drug development pipeline.

      The effective tax rates for the quarters ended September 30, 2001 and 2000 were expenses of 2% and 3%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

      Nine Months Ended September 30, 2001 and 2000

      Total revenues decreased 4.0% for the nine months ended September 30, 2001 to $30.3 million from $31.5 million for the nine months ended September 30, 2000. Product sales decreased to $26.2 million for the nine months ended September 30, 2001 compared to $28.4 million for the nine months ended September 30, 2000, representing a decrease of 7.6%. The decrease in product sales was due to lower revenues on sales of formulated bulk TIMERx during 2001, and reflects the formulated bulk TIMERx shipments to Mylan in 2000, totaling $3.2 million, under the Company's arrangement with Mylan relating to Nifedipine XL. Royalties and licensing revenues increased $920,000 primarily as a result of increased royalties earned on Mylan's sales of the 30 mg strength of generic Procardia XL, as Mylan captured greater market share over the prior year. This royalty, however, did trend down in the second quarter of 2001, as compared to the first quarter of 2001, due to the entrant of a competitor.

      Gross profit decreased to $11.7 million, or 38.7% of total revenues, for the first nine months of 2001 from $12.3 million, or 39.1% of total revenues, for the first nine months of 2000. Gross profit percentage on product sales decreased to 29.2% for the first nine months of 2001 from 32.4% for the first nine months of 2000. This decrease was primarily due to lower sales volumes in 2001, of formulated bulk TIMERx (as noted above) which has higher overall margins than the Company's other products, as well as competitive pressures on selling prices of the Company's excipients in the nine months ended September 30, 2001.

      Selling, general and administrative expenses increased by 14.5% for the first nine months of 2001, to $10.0 million as compared with $8.8 million for the first nine months of 2000. The increase is primarily due to increased professional fees, including those associated with the Company's evaluation and pursuit of financing alternatives, business development activities, and increased information technology and hiring costs associated with the Company strengthening its information technology infrastructure to prepare for anticipated increasing drug development activities.

      Research and product development expenses increased by 21.4% for the first nine months of 2001 to $10.8 million from $8.9 million for the first nine months of 2000. This increase was primarily due to the Company's share of increased expenses associated with clinical trials being conducted for the development of an extended release oxymorphone product under the Company's collaboration with Endo, as well as increased activity in the Company's drug development pipeline.

      The effective tax rates for the first nine months of 2001 and 2000 were expenses of 4%. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company's net operating losses, and state and foreign income taxes.

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

      As of September 30, 2001, the Company had cash, cash equivalents, and short-term investments of $27.8 million. On January 17, 2001, the Company secured a revolving line of credit ("Revolver") with CIT Group/Business Credit, Inc. Under the terms of the Revolver, the Company may borrow up to $10.0 million ("Line of Credit") as determined by a formula based on the Company's Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. As of November 9, 2001, there was approximately $2.7 million outstanding under the terms of the Revolver. Other than the Revolver, the Company has no committed sources of capital.

      As of September 30, 2001, the Company did not have any material commitments for capital expenditures. As of September 30, 2001, the Company's trade receivables were $6.6 million, a decrease of $1.6 million from the December 31, 2000 balance of $8.2 million. This decrease was primarily due to amounts received from Mylan in the first half of 2001, relating to shipments of formulated bulk TIMERx in 2000. In connection with its strategic alliance agreement with Endo, the Company expects to expend approximately an additional $13 million through the remainder of 2001 and 2002 on the development and pre-marketing costs of extended release oxymorphone. The Company intends to utilize available cash and short-term investments, cash from operations, and funds available under the Revolver.

      The Company had negative cash flow from operations in the nine months ended September 30, 2001 of $6.5 million, primarily due to the net loss in the period, partially offset by net reductions of accounts receivable as noted above. The Company had negative cash flow from operations in the nine months ended September 30, 2000 of $3.2 million, primarily due to net losses for the period. Funds expended in 2001 for the acquisition of fixed assets were primarily related to additions at the Company's manufacturing facilities in Iowa and Finland, and information technology associated with the Company strengthening its technology infrastructure to prepare for increasing drug development activities. Funds expended for intangible assets include costs to secure and defend patents on technology developed by the Company and to secure trademarks.

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

      The Company anticipates that its existing capital resources, including funds available under the Revolver, as well as internally generated funds, will enable the Company to maintain currently planned operations at least through 2002. The Company may need to raise additional funds to maintain its operations beyond such date. The Company may seek to obtain additional funds through transactions relating to its business lines and/or debt or equity financings. The additional financing may not be available to the Company on acceptable terms, if at all.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

      The operations of the Company are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and changes in market values of its investments. The Company's interest rate risk includes cash flow risk associated with borrowing under its variable rate revolver. The Company's investments are made in accordance with the Company's investment policy and primarily consist of money market funds, corporate bonds and commercial paper, with strong credit ratings. As a result, the Company's investment income is most sensitive to changes in the general level of U.S. interest rates. The Company's international subsidiaries transact a substantial portion of its sales and purchases in European currencies other than its functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. Accordingly, the Company believes that, while the investment-grade securities it holds are subject to changes in the financial standing of the issuer of such securities, the Company is not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, or other market changes that affect market risk sensitive instruments.

                          PART II. -- OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


      On July 11, 2001, the Company sold 2,447,187 shares of its common stock to both new and existing shareholders for an aggregate price of approximately $30.0 million and net proceeds of $29.7 million. The shares were offered and sold to "accredited investors" without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits.

           See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     b.    Reports on Form 8-K.

           On July 10, 2001, the Company filed a report on Form 8-K reporting it had entered into definitive agreements for the sale of approximately
           2.4 million shares of common stock in a private placement to selected institutional and other accredited investors for a total of $30 million.

           On July 25, 2001, the Company provided an updated description of the risks and uncertainties which could materially affect Penwest's business, financial condition, and results of operations and reissued its financial statements for the year ended December 31, 2000, including an updated report of independent auditors and subsequent event footnote.

           On July 31, 2001, the Company filed a report on Form 8-K announcing its results for the second quarter ended June 30, 2001.

           On August 8, 2001, the Company filed a report on Form 8-K announcing that Dr. Michael J. Fox had stepped down as President and Chief Operating Officer and that Dr. Fox would continue as a consultant to the Company.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENWEST PHARMACEUTICALS CO.


Date: November 12, 2001                   /s/  Jennifer L. Good
      -----------------                   ---------------------
                                          Jennifer L. Good
                                          Senior Vice President, Finance, and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

 EXHIBIT NUMBER                          DESCRIPTION
 --------------                          -----------
      99                    Pages 2 through 9 of the Company's Current Report on
                            Form 8-K as filed with the Securities and Exchange
                            Commission on July 25, 2001 (which is not deemed
                            filed except to the extent that portions thereof are
                            expressly incorporated by reference herein)