Form 10-Q
period 2002-03-31
PENWEST PHARMACEUTICALS CO
filed 2002-05-15
CIK 1047188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________________

Commission File No. 000-23467

PENWEST PHARMACEUTICALS CO.
 (Exact name of registrant as specified in its charter)

Washington	91-1513032

(State of Incorporation)	(I.R.S. Employer Identification No.)

2981 Route 22, Patterson, NY	12563-2335

(Address of principal executive offices)	(Zip Code)

(845) 878-3414

(Registrant’s telephone number, including area code.)

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2002.

Class	Outstanding

Common stock, par value $.001	15,465,852

PENWEST PHARMACEUTICALS CO.

		PAGE

Part I	Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Part II	Other Information

Item 6	Exhibits and Reports on Form 8-K	12

Signature		13

Exhibit Index		14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note 2)
ASSETS

Current assets:

Cash and cash equivalents	$15,266	$12,903

Marketable securities	7,268	9,609

Trade accounts receivable, net of allowance for doubtful accounts of $226 and $220	6,992	6,228

Inventories:

Raw materials and other	1,495	1,558

Finished goods	6,160	6,299

	7,655	7,857

Prepaid expenses and other current assets	616	1,166

Total current assets	37,797	37,763

Fixed assets, net	14,985	15,567

Patents, net	3,854	3,545

Other assets	2,779	2,738

Total assets	$59,415	$59,613

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,293	$2,174

Accrued expenses	2,076	2,275

Accrued development costs	4,838	3,139

Taxes payable	510	448

Loan payable	2,799	2,668

Total current liabilities	13,516	10,704

Deferred income taxes	199	205

Deferred revenue	341	369

Deferred compensation	2,753	2,711

Total liabilities	16,809	13,989

Shareholders’ equity:

Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—

Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 15,450,852 shares at March 31, 2002 and 15,276,630 shares at December 31, 2001	15	15

Additional paid in capital	109,485	108,054

Accumulated deficit	(65,244)	(60,926)

Accumulated other comprehensive loss	(1,650)	(1,519)

Total shareholders’ equity	42,606	45,624

Total liabilities and shareholders’ equity	$59,415	$59,613

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Revenues
Product sales	$9,175	$9,236

Royalties and licensing fees	1,138	1,703

Total revenues	10,313	10,939

Cost of product sales	6,594	6,563

Gross profit	3,719	4,376

Operating expenses
Selling, general and administrative	3,373	2,995

Research and product development	4,589	3,323

Total operating expenses	7,962	6,318

Loss from operations	(4,243)	(1,942)

Investment income	130	40

Interest expense	58	74

Loss before income taxes	(4,171)	(1,976)

Income tax expense	147	147

Net loss	$(4,318)	$(2,123)

Basic and diluted net loss per share	$(0.28)	$(0.17)

Weighted average shares of common stock outstanding	15,398	12,678

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months
	Ended March 31,

	2002	2001

	(Unaudited)
Net cash (used in) provided by operating activities	$(902)	$352

Investing activities:

Acquisitions of fixed assets, net	(146)	(93)

Intangible asset costs	(370)	(95)

Proceeds from maturities of marketable securities	2,250	—

Net cash provided by (used in) investing activities	1,734	(188)

Financing activities:

Borrowings from credit facility	6,055	9,730

Repayments of credit facility	(5,925)	(7,147)

Issuance of common stock, net	1,431	139

Net cash provided by financing activities	1,561	2,722

Effect of exchange rate changes on cash and cash equivalents	(30)	(55)

Net increase in cash and cash equivalents	2,363	2,831

Cash and cash equivalents at beginning of period	12,903	2,204

Cash and cash equivalents at end of period	$15,266	$5,035

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS

      Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is engaged in the development of pharmaceutical products based on novel oral drug delivery technologies. The Company is also a leader in the development, manufacture, and distribution of branded pharmaceutical excipients which are the inactive ingredients in tablets and capsules. Based on its fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx® controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and ProSolv®, a high functionality excipient based on co-processing technology, which, among other things, improves the performance characteristics of tablets. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

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

2. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

      The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported results of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives, if they have a finite useful life. The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The adoption of the new standards did not affect the results of operations, financial position, or cash flows of the Company.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company’s adoption of SFAS No. 144 in the first quarter of 2002 did not affect the results of operations, financial position, or cash flows of the Company.

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

      The interest rate on the Revolver at March 31, 2002 was 5.75%.

5. INCOME TAXES

      The effective tax rates for the quarters ended March 31, 2002 and 2001, were expenses of 4% and 7%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

6. COMPREHENSIVE LOSS

      The components of comprehensive loss for the three-month periods ended March 31, 2002 and 2001 are as follows:

	Three Months
	Ended March 31,

	2002	2001

	(in thousands)
Net loss	$(4,318)	$(2,123)

Foreign currency translation adjustments	(114)	(306)

Change in unrealized net gains on marketable securities	(17)	—

Comprehensive loss	$(4,449)	$(2,429)

      Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

7. ISSUANCE OF COMMON STOCK

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described below under “Certain Factors That May Affect Future Results”.

OVERVIEW

      Penwest is engaged in the development of pharmaceutical products based on novel oral drug delivery technologies. The Company is also a leader in the development, manufacture, and distribution of branded pharmaceutical excipients which are the inactive ingredients in tablets and capsules. Based on its fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx® controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and ProSolv®, a high functionality excipient based on co-processing technology, which, among other things, improves the performance characteristics of tablets.

      The Company has incurred net losses since 1994. As of March 31, 2002, the Company’s accumulated deficit was approximately $65.2 million. The Company expects operating losses and negative cash flows during the remainder of 2002 and into 2003. A substantial portion of the Company’s revenues to date have been generated from the sales of the Company’s pharmaceutical excipients. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo Pharmaceuticals Inc.; royalties from Mylan Pharmaceuticals, Inc.’s sales of Pfizer, Inc.’s 30 mg generic version of Procardia XL; sales growth of the Company’s pharmaceutical excipients products; as well as the level of the Company’s investment in research and development activities. The Company’s strategy includes a significant commitment to spending on research and development targeted at identifying and developing extended release products which will be formulated using the Company’s drug delivery technologies. The Company also expects to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. The Company’s spending in this area, however, is discretionary and is dependent on identifying appropriate opportunities as well as the availability of funds from the Company’s operations, cash resources, collaborative research and development arrangements, and external financing. There can be no assurance when or if the Company will achieve profitability or if it will be able to sustain profitability on a quarterly basis, if at all.

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

      The Company’s results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company’s pharmaceutical excipients, royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, and on variations in payments under the Company’s collaborative agreements including payments upon the achievement of specified milestones. The Company’s quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company’s products, the mix of products sold, competition, regulatory actions, and currency exchange rate fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory, deferred taxes – valuation allowance, and impairment of intangible assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

      Quarters Ended March 31, 2002 and 2001

      Total revenues decreased by $0.6 million or 5.7% for the first quarter ended March 31, 2002 to $10.3 million, from $10.9 million for the comparable quarter ended March 31, 2001. Product sales remained constant at approximately $9.2 million for each of the quarters ended March 31, 2002 and 2001. Royalties and licensing fees decreased by $0.6 million for the first quarter of 2002 as compared to the first quarter of 2001, primarily due to lower royalties from Mylan as a result of increased competition for generic Procardia XL. Product sales were impacted by a decline in the first quarter of 2002 as compared to the first quarter of 2001, in sales of bulk TIMERx resulting from the timing of certain customer orders. This decrease was largely offset by increased excipient product sales, reflecting greater sales of the Company’s ProSolv® products primarily attributable to additional filings and approvals of customers' products containing ProSolv® in the ethical pharmaceutical market, and growth in its European excipients business.

      Gross profit decreased to $3.7 million, or 36.1% of total revenues, for the first quarter of 2002 from $4.4 million, or 40.0% of total revenues, for the first quarter of 2001. The Company’s gross profit declined primarily due to the lower royalties from Mylan noted above. Gross profit percentage on product sales decreased to 28.1% for the first quarter of 2002 from 28.9% for the first quarter of 2001. This decrease was primarily due to the lower sales in the first quarter of 2002 of bulk TIMERx, which has higher overall margins.

      Selling, general and administrative expenses increased by $0.4 million or 12.6% for the first quarter of 2002 to $3.4 million, from $3.0 million for the first quarter of 2001. This increase was primarily attributable to higher selling costs in Europe, including those associated with the opening of a sales office in France, increased compensation expense related to marketing and information technology, as well as higher business insurance costs.

      Research and product development expenses increased by $1.3 million or 38.1% for the first quarter of 2002 to $4.6 million, from $3.3 million for the first quarter of 2001. In addition to the significant costs of Phase III clinical trials for oxymorphone ER being developed with Endo, the Company increased its investment in developing new products utilizing TIMERx technology for its drug development pipeline, and in the research of new drug delivery technologies.

      As of March 31, 2002, the Company had ten product candidates utilizing TIMERx technology in various stages of clinical trials. Completion of clinical trials and commercialization of these product candidates may take several years and the length of time can vary substantially according to the type, complexity, and novelty of a product candidate.

      The Company’s most advanced product candidate, oxymorphone ER, is currently in Phase III clinical trials. Endo is conducting these clinical trials, which are scheduled to be completed in the second quarter of 2002. Assuming the results of the clinical trials are consistent with the results of previous trials, the Company expects that Endo will submit the NDA for this product in the second half of 2002. The Company anticipates spending an additional $7.0 million on this development and marketing program during the remainder of 2002.

      There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized.

      The effective tax rates for the quarters ended March 31, 2002 and 2001, were expenses of 4% and 7%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

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

      As of March 31, 2002, the Company had cash, cash equivalents, and short-term investments of $22.5 million. The Company had no committed sources of capital at March 31, 2002 other than the Company’s revolving line of credit (“Revolver”) with CIT Group/Business Credit, Inc. Under the Revolver, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years, and provides for annual renewals thereafter. The Revolver bears interest at a specified bank’s prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires that fees be paid of 0.5% per annum on unused portions of the Line of Credit. It also provides for early termination fees of up to 0.75% in the event the Company terminates the Revolver prior to the end of the initial term. The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness and the payment of dividends. The Revolver includes a lockbox requirement under the control of the lender, whereby collections of certain trade receivables are used to immediately reduce the balance of the Revolver. Under the terms of the Revolver, the Company may borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. As of May 9, 2002, there was approximately $3.0 million outstanding under the Revolver.

      As of March 31, 2002, the Company did not have any material commitments for capital expenditures. As of March 31, 2002, the Company’s trade receivables were $7.0 million, an increase of $0.8 million from the December 31, 2001 balance of $6.2 million. In connection with its strategic alliance agreement with Endo, the Company expects to expend approximately an additional $7.0 million in 2002 on the development and pre-marketing costs of oxymorphone ER.

      The Company had negative cash flow from operations in the quarter ended March 31, 2002 of $0.9 million, primarily due to the net loss in the period, partially offset by an increase of $2.6 million in accounts payable and accrued expenses. This increase in accounts payable and accrued expenses is primarily attributable to the timing of a payment due to Endo which was not paid until April 2002. Funds expended during the first quarter of 2002 for the acquisition of fixed assets were primarily related to additions at the Company’s manufacturing facility in Iowa, and information technology associated with the Company strengthening its technology infrastructure to prepare for increasing drug development activities. Funds expended for intangible assets include costs to secure patents on technology developed by the Company and to secure trademarks.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes”, “anticipates”, “estimates”, “plans”, “expects”, “intends”, “may”, “projects”, “will” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These important factors include the factors discussed in the Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report and the factors set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which factors are filed with this report as Exhibit 99 and incorporated herein by reference. In addition, any forward-looking statements represent Penwest’s estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Penwest’s estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

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

      The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities consist of corporate debt and approximated $7.3 million at March 31, 2002. These securities have contractual maturity dates of up to two years. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At March 31, 2002, market values approximated carrying values. At March 31, 2002, the Company had approximately $22.5 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $225,000.

      The Company has a revolving line of credit with a financial institution which bears interest at a specified bank’s prime rate plus 1% per annum (5.75% at March 31, 2002) on the greater of $3.0 million or on the average outstanding balance. At March 31, 2002, there was approximately $2.8 million outstanding under the line and, accordingly, a sustained increase in the interest rate of 1% would cause increased annual interest expense of approximately $30,000.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

b.	Reports on Form 8-K.

On March 12, 2002, the Company filed a report on Form 8-K announcing its results for the fourth quarter ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO

Date:	May 13, 2002	-s- Jennifer L. Good

Jennifer L. Good Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Royalty Agreement dated September 25, 1992 between the Company and John N. Staniforth

10.2	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Company and John N. Staniforth

99	Pages 23 through 30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)