Form 10-Q
period 2002-06-30
PENWEST PHARMACEUTICALS CO
filed 2002-08-14
CIK 1047188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes      No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2002.

Class	Outstanding

Common stock, par value $.001	15,485,670

PENWEST PHARMACEUTICALS CO.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 2)
ASSETS

Current assets:

Cash and cash equivalents	$8,697	$12,903

Marketable securities	6,281	9,609

Trade accounts receivable, net of allowance for doubtful accounts of $214 at June 30, 2002 and $220 at December 31, 2001	7,283	6,228

Inventories:

Raw materials and other	1,611	1,558

Finished goods	6,600	6,299

	8,211	7,857

Prepaid expenses and other current assets	679	1,166

Total current assets	31,151	37,763

Fixed assets, net	14,420	15,567

Patents, net	3,929	3,545

Other assets	2,808	2,738

Total assets	$52,308	$59,613

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,548	$2,174

Accrued expenses	1,772	2,275

Accrued development costs	3,110	3,139

Taxes payable	393	448

Loan payable	2,838	2,668

Total current liabilities	10,661	10,704

Deferred income taxes	205	205

Deferred revenue	323	369

Deferred compensation	2,798	2,711

Total liabilities	13,987	13,989

Shareholders’ equity:

Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—

Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 15,480,670 shares at June 30, 2002 and 15,276,630 shares at December 31, 2001	16	15

Additional paid in capital	109,769	108,054

Accumulated deficit	(70,562)	(60,926)

Accumulated other comprehensive loss	(902)	(1,519)

Total shareholders’ equity	38,321	45,624

Total liabilities and shareholders’ equity	$52,308	$59,613

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months
	Ended June 30,

	2002	2001

	(Unaudited)
Revenues

Product sales	$8,943	$8,378

Royalties and licensing fees	1,318	1,137

Total revenues	10,261	9,515

Cost of product sales	6,230	5,817

Gross profit	4,031	3,698

Operating expenses

Selling, general and administrative	3,776	3,742

Research and product development	5,540	2,960

Total operating expenses	9,316	6,702

Loss from operations	(5,285)	(3,004)

Investment income	112	20

Interest expense	62	78

Loss before income taxes	(5,235)	(3,062)

Income tax expense	83	104

Net loss	$(5,318)	$(3,166)

Basic and diluted net loss per share	$(0.34)	$(0.25)

Weighted average shares of common stock outstanding	15,466	12,700

	Six Months
	Ended June 30,

	2002	2001

	(Unaudited)
Revenues

Product sales	$18,118	$17,614

Royalties and licensing fees	2,456	2,840

Total revenues	20,574	20,454

Cost of product sales	12,824	12,380

Gross profit	7,750	8,074

Operating expenses

Selling, general and administrative	7,149	6,737

Research and product development	10,129	6,283

Total operating expenses	17,278	13,020

Loss from operations	(9,528)	(4,946)

Investment income	242	60

Interest expense	120	152

Loss before income taxes	(9,406)	(5,038)

Income tax expense	230	251

Net loss	$(9,636)	$(5,289)

Basic and diluted net loss per share	$(0.62)	$(0.42)

Weighted average shares of common stock outstanding	15,432	12,689

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months
	Ended June 30,

	2002	2001

	(Unaudited)
Net cash used in operating activities	$(8,703)	$(3,405)

Investing activities:

Acquisitions of fixed assets, net	(259)	(252)

Intangible asset costs	(509)	(411)

Proceeds from maturities of marketable securities	3,250	—

Net cash provided by (used in) investing activities	2,482	(663)

Financing activities:

Borrowings from credit facility	12,284	17,558

Repayments of credit facility	(12,115)	(14,845)

Issuance of common stock, net	1,714	357

Net cash provided by financing activities	1,883	3,070

Effect of exchange rate changes on cash and cash equivalents	132	(60)

Net decrease in cash and cash equivalents	(4,206)	(1,058)

Cash and cash equivalents at beginning of period	12,903	2,204

Cash and cash equivalents at end of period	$8,697	$1,146

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

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

4. CREDIT FACILITY

         On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company may borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company’s U.S. and Canadian accounts receivable, the Company’s inventory and general intangibles. The Revolver has an initial term of three years, ending in January 2004, and provides for annual renewals thereafter.

         The Revolver bears interest at a specified bank’s prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires that fees be paid of 0.5% per annum on unused portions of the Line of Credit and provides for early termination fees of up to 0.75% in the event the Company terminates the Revolver prior to the end of the initial term.

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

         The interest rate on the Revolver at June 30, 2002 was 5.75%.

5. INCOME TAXES

         The effective tax rates for the quarters ended June 30, 2002 and 2001, were expenses of 2% and 3%, respectively. The effective tax rates for the six months ended June 30, 2002 and 2001 were expenses of 2% and 5%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

6. COMPREHENSIVE LOSS

         The components of comprehensive loss for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(5,318)	$(3,166)	$(9,636)	$(5,289)

Foreign currency translation adjustments	722	(111)	608	(417)

Change in unrealized net gains on marketable securities	26	—	9	—

Comprehensive loss	$(4,570)	$(3,277)	$(9,019)	$(5,706)

         Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described below under “Certain Factors That May Affect Future Results.”

OVERVIEW

         Penwest is engaged in the development of pharmaceutical products based on novel oral drug delivery technologies. The Company is also a leader in the development, manufacture, and distribution of branded pharmaceutical excipients which are the inactive ingredients in tablets and capsules. Based on its fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx® controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and its ProSolv® line of products, high functionality excipients based on co-processing technology, which, among other things, improve the performance characteristics of tablets.

         The Company has incurred net losses since 1994. As of June 30, 2002, the Company’s accumulated deficit was approximately $70.6 million. The Company expects operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of the Company’s revenues to date have been generated from sales of the Company’s pharmaceutical excipients. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo Pharmaceuticals Inc.; royalties from Mylan Pharmaceuticals, Inc.’s sales of Pfizer, Inc.’s 30 mg generic version of Procardia XL; sales growth of the Company’s pharmaceutical excipients products; royalties received on third parties’ sales of products containing ProSolv; and the level of the Company’s investment in research and development activities. The Company’s strategy includes a significant commitment to spending on research and development targeted at identifying and developing extended release products which can be formulated using the Company’s TIMERx technologies. The Company also expects to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. The Company’s spending in the area of new technology, however, is discretionary and is subject to the Company identifying appropriate opportunities as well as the availability of funds from the Company’s operations, cash resources, collaborative research and development arrangements, and external financing. There can be no assurance when or if the Company will achieve profitability or if it will be able to sustain profitability on a quarterly basis, if at all.

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

         The Company’s results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of the Company’s pharmaceutical excipients and formulated bulk TIMERx, royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, royalties received on third parties’ sales of products containing ProSolv, and on variations in payments under the Company’s collaborative agreements including payments upon the achievement of specified milestones. The Company’s quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company’s products, the mix of products sold, competition, regulatory actions, and currency exchange rate fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory, deferred taxes, valuation allowance, and impairment of intangible assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

         Quarters Ended June 30, 2002 and 2001

         Total revenues increased by $746,000 or 7.8% for the second quarter ended June 30, 2002 to $10.3 million, from $9.5 million for the comparable quarter ended June 30, 2001. Product sales increased by 6.7% to $8.9 million for the quarter ended June 30, 2002 from $8.4 million for the quarter ended June 30, 2001. The increase in product sales reflects increased sales of the Company’s ProSolv® products primarily attributable to additional approvals of customers’ products containing ProSolv® in the ethical pharmaceutical market, and growth in the Company’s European excipients business as a whole. This increase was offset slightly by lower sales of formulated bulk TIMERx. Royalties and licensing fees increased by $181,000 for the second quarter of 2002 to $1.3 million from $1.1 million in the second quarter of 2001, primarily due to higher royalties from Mylan attributable to increased sales of Pfizer’s 30 mg generic version of Procardia XL, as well as higher royalties from the licensing of ProSolv®.

         Gross profit increased to $4.0 million, or 39.3% of total revenues, for the second quarter of 2002 from $3.7 million, or 38.9% of total revenues, for the second quarter of 2001. The Company’s gross profit increased primarily due to increased excipient sales, and higher royalties from Mylan and from the licensing of ProSolv, as noted above, but was partially offset by decreased sales of formulated bulk TIMERx. Gross profit percentage on product sales decreased to 30.3% for the second quarter of 2002 from 30.6% for the second quarter of 2001. This decrease was primarily attributable to lower sales in the second quarter of 2002 of formulated bulk TIMERx, which has higher overall margins than the Company’s excipient products.

         Selling, general and administrative expenses were essentially flat at approximately $3.8 million for the second quarter of 2002 and 2001.

         Research and product development expenses increased by $2.6 million or 87.2% for the second quarter of 2002 to $5.5 million, from $3.0 million for the second quarter of 2001. In addition to the significant costs of Phase III clinical trials for oxymorphone ER being developed with Endo which were incurred in the second quarter, the Company increased its investment in the development of new products utilizing TIMERx technology and in the research of new drug delivery technologies.

         As of June 30, 2002, the Company had several product candidates utilizing TIMERx technology in various stages of clinical trials. Completion of clinical trials and commercialization of these product candidates may take several years and the length of time can vary substantially according to the type, complexity, and novelty of a product candidate.

         The most advanced of these product candidates is oxymorphone ER, which the Company is developing with Endo. Endo, which is conducting the clinical trials of the product, completed the pivotal Phase III clinical trial of the product in July 2002. Assuming favorable results of the ongoing clinical trials and that all other FDA requirements for filing are met, the Company expects that Endo will submit the NDA with the FDA for this product in the second half of 2002. The Company anticipates spending an additional $2.5 million on the oxymorphone program during the remainder of 2002.

         There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized.

         The effective tax rates for the quarters ended June 30, 2002 and 2001, were expenses of 2% and 3%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

         Six Months Ended June 30, 2002 and 2001

         Total revenues increased 0.6% for the six months ended June 30, 2002 to $20.6 million from $20.5 million for the six months ended June 30, 2001. Product sales increased by 2.9% to $18.1 million for the six months ended June 30, 2002 compared to $17.6 million for the six months ended June 30, 2001. The increase in product sales was due to increased sales of excipient products, primarily in Europe, and was partially offset by lower revenues on sales of formulated bulk TIMERx. Royalties and licensing revenues decreased by $384,000 to $2.5 million for the first six months of 2002 as compared to $2.8 million in the comparable period in 2001, primarily due to lower royalties from Mylan as a result of increased competition for Mylan’s generic Procardia XL from another generic version of Procardia XL.

         Gross profit decreased to $7.8 million, or 37.7% of total revenues, for the first six months of 2002 from $8.1 million, or 39.5% of total revenues, for the first six months of 2001. This decrease was primarily due to lower royalties from Mylan as noted above.

         Selling, general and administrative expenses increased by 6.1% for the first six months of 2002, to $7.1 million as compared with $6.7 million for the first six months of 2001. The increase was primarily due to increased compensation expense due to hiring additional drug delivery personnel, increased costs for the Company’s annual report, and increased business insurance costs.

         Research and product development expenses increased by 61.2% for the first six months of 2002 to $10.1 million from $6.3 million for the first six months of 2001. This increase was primarily due to the Company’s share of the costs of clinical trials for oxymorphone ER being developed with Endo and the Company’s increased investment in the development of new products utilizing TIMERx technology and in the research of new drug delivery technologies.

         The effective tax rates for the first six months of 2002 and 2001 were expenses of 2% and 5%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

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

         As of June 30, 2002, the Company had cash, cash equivalents, and short-term investments of $15.0 million. The Company had no committed sources of capital at June 30, 2002 other than the Company’s revolving line of credit (“Revolver”) with CIT Group/Business Credit, Inc. Under the Revolver, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years ending January 2004, and provides for annual renewals thereafter. The Revolver bears interest at a specified bank’s prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires that fees be paid of 0.5% per annum on unused portions of the Line of Credit and provides for early termination fees of up to 0.75% in the event the Company terminates the Revolver prior to the end of the initial term. The Revolver contains covenants, including the requirement that the Company maintain at all times, certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness and the payment of dividends. The Revolver includes a lockbox requirement under the control of the lender, whereby collections of certain trade receivables are used to immediately reduce the balance of the Revolver. Under the terms of the Revolver, the Company may borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. As of August 9, 2002, there was approximately $3.0 million outstanding under the Revolver.

         As of June 30, 2002, the Company did not have any material commitments for capital expenditures. As of June 30, 2002, the Company’s trade receivables were $7.3 million, an increase of $1.1 million from the $6.2 million in trade receivables at December 31, 2001. This increase was primarily due to higher sales of excipient products as well as increased royalties for the quarter. In connection with its strategic alliance agreement with Endo, the Company expects to expend approximately an additional $2.5 million in 2002 on the development and pre-marketing costs of oxymorphone ER.

         The Company had negative cash flow from operations for the six months ended June 30, 2002 of $8.7 million, primarily due to the net loss in the period. Funds expended during the first six months of 2002 for the acquisition of fixed assets were primarily related to additions at the Company’s manufacturing facility in Iowa, laboratory equipment for drug development activities, and information technology associated with the Company strengthening its technology infrastructure to prepare for increasing drug development activities. Funds expended for intangible assets include costs to secure patents on technology developed by the Company and to secure trademarks.

         The Company intends to utilize available cash and short-term investments, cash from operations, and funds available under the Revolver to fund future operations. The Company’s requirements for additional capital are substantial and will depend on many factors, including (i) the timing and amount of payments received under existing and possible future collaborative agreements; (ii) the structure of any future collaborative or development agreements, including the costs of funding research and development and clinical trials as part of cost-sharing arrangements with collaborators such as Endo; (iii) the progress of the Company’s collaborative and independent development projects; (iv) revenues from the Company’s sales of excipients; (v) the costs to the Company of bioequivalence studies for the Company’s products and other development activities; (vi) the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and (vii) the costs and timing of adding drug development capabilities.

         The Company anticipates that its existing capital resources, including funds available under the Revolver as well as anticipated internally generated funds from the sale of excipients and formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will enable the Company to maintain currently planned operations through mid 2003. The Company may need to raise additional funds to maintain its operations beyond such date. The Company may seek to obtain additional funds through transactions relating to its business lines and/or debt or equity financings. The additional financing may not be available to the Company on acceptable terms, if at all. If adequate funds are not available, Penwest may be required to (i) significantly curtail its product commercialization efforts, including terminating existing collaborative agreements; (ii) obtain funds through arrangements with collaborators or others on adverse terms to Penwest that may require Penwest to relinquish rights to certain of its technologies, product candidates, or products which Penwest would otherwise pursue on its own or that would significantly dilute the Company’s stockholders; (iii) significantly scale back or terminate operations and/or; (iv) seek relief under applicable bankruptcy laws.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These important factors include the factors set forth below. In addition, any forward-looking statements represent Penwest’s estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Penwest’s estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

RISK FACTORS

WE HAVE NOT BEEN PROFITABLE

         We have incurred net losses since 1994, including net losses of approximately $9.6 million for the first six months of 2002 and of $15.9 million, $8.8 million, and $7.7 million, during 2001, 2000, and 1999, respectively. As of June 30, 2002, our accumulated deficit was approximately $70.6 million. The Company expects net losses to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of our revenues have been generated from the sales of our pharmaceutical excipients. Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo Pharmaceuticals Inc.;

•	royalties from Mylan’s sales of Pfizer’s 30mg generic version of Procardia XL;

•	royalties received on third parties’ sales of products containing ProSolv;

•	sales growth of our pharmaceutical excipient products; and

•	the level of investment in research and development activities.

WE ARE DEPENDENT ON COLLABORATORS TO CONDUCT FULL-SCALE BIOEQUIVALENCE STUDIES AND CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS FOR, AND MANUFACTURE, MARKET, AND SELL OUR TIMERx CONTROLLED RELEASE PRODUCTS

         Certain of our TIMERx controlled release products we develop and commercialize in collaboration with pharmaceutical companies. We are parties to collaborative agreements with third parties relating to most of our current products. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct full-scale bioequivalence studies and clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. We are also dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

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

         Our TIMERx products in development will face competition from products with the same indication as the TIMERx products being developed by Penwest. For instance, we expect extended release Oxymorphone ER will face competition from Purdue Pharma’s OxyContin®.

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

WE REQUIRE ADDITIONAL FUNDING

         Our requirements for additional capital are substantial and will depend on many factors, including:

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects and funding obligations with respect to the projects;

•	revenues from our excipients products;

•	the costs to us of clinical studies for our products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan;

•	royalties from sales of TIMERx products;

•	the timing and amount of payments received under existing and possible future collaborative agreements; and

•	the prosecution, defense and enforcement of patent claims and other intellectual property rights.

         The Company has no committed sources of capital except for the CIT credit facility. The Company anticipates its existing capital resources, including the amount available (as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement,) under the $10 million financing arrangement with CIT Credit, will be sufficient to fund operations through mid 2003.

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

         The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities consist of corporate debt and approximated $6.3 million at June 30, 2002. These securities have contractual maturity dates of up to fourteen months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At June 30, 2002, market values approximated carrying values. At June 30, 2002, the Company had approximately $15.0 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $150,000.

         The Company has a revolving line of credit with a financial institution which bears interest at a specified bank’s prime rate plus 1% per annum (5.75% at June 30, 2002) on the greater of $3.0 million or on the average outstanding balance. At June 30, 2002, there was $2.8 million outstanding under the line and, accordingly, a sustained increase in the interest rate of 1% would cause increased annual interest expense of approximately $30,000.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on June 5, 2002, the following proposals were adopted by the vote specified below:

a.	Election of Class II directors for a term of three years:

	For	Withhold

Jere E. Goyan	12,255,968	412,613

Anne M. VanLent	12,254,629	413,952

The following directors did not stand for reelection as their terms in office continued after the Annual Meeting: Paul E. Freiman, Tod R. Hamachek, Rolf H. Henel, Robert J. Hennessey, N. Stewart Rogers, and John N. Staniforth.

b.	Approval of an amendment to the Company’s 1997 Equity Incentive Plan to increase the number of shares of Common Stock that may be issued thereunder from 2,660,000 shares to 3,410,000 shares:

For	Against	Abstain	Broker Non-Votes

8,853,117	3,694,948	120,516	None

c.	Ratification of selection of Ernst & Young LLP as independent auditors of the Company for the current year:

For	Against	Abstain	Broker Non-Votes

11,462,742	1,154,932	50,907	None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

b.	Reports on Form 8-K.

On May 7, 2002, the Company filed a report on Form 8-K announcing its results for the first quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002	PENWEST PHARMACEUTICALS CO. /s/ Jennifer L. Good

Jennifer L. Good Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Company

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.