Form 10-Q
period 2002-09-30
PENWEST PHARMACEUTICALS CO
filed 2002-11-14
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2002.

Class	Outstanding

Common stock, par value $.001	15,495,045

PENWEST PHARMACEUTICALS CO.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 2)

	(in thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,986	$12,903
Marketable securities	4,180	9,609
Trade accounts receivable, net of allowance for doubtful accounts of $216 at September 30, 2002, and $220 at December 31, 2001	7,187	6,228
Inventories:
Raw materials and other	1,501	1,558
Finished goods	6,551	6,299

	8,052	7,857
Prepaid expenses and other current assets	2,983	1,166

Total current assets	28,388	37,763
Fixed assets, net	14,422	15,567
Patents, net	4,151	3,545
Other assets	2,808	2,738

Total assets	$49,769	$59,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,885	$2,174
Accrued expenses	2,858	2,275
Accrued development costs	2,611	3,139
Taxes payable	308	448
Loans payable	3,782	2,668

Total current liabilities	12,444	10,704
Deferred income taxes	199	205
Deferred revenue	306	369
Deferred compensation	2,844	2,711

Total liabilities	15,793	13,989
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 15,495,045 shares at September 30, 2002 and 15,276,630 shares at December 31, 2001	16	15
Additional paid in capital	109,902	108,054
Accumulated deficit	(75,038)	(60,926)
Accumulated other comprehensive loss	(904)	(1,519)

Total shareholders’ equity	33,976	45,624

Total liabilities and shareholders’ equity	$49,769	$59,613

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)

	(In thousands, except per share data)
Revenues
Product sales	$9,431	$8,574	$27,549	$26,188
Royalties and licensing fees	1,618	1,227	4,074	4,067

Total revenues	11,049	9,801	31,623	30,255
Cost of product sales	6,445	6,168	19,269	18,548

Gross profit	4,604	3,633	12,354	11,707
Operating expenses
Selling, general and administrative	4,483	3,312	11,632	10,049
Research and product development	4,489	4,518	14,618	10,801

Total operating expenses	8,972	7,830	26,250	20,850

Loss from operations	(4,368)	(4,197)	(13,896)	(9,143)
Investment income	72	230	314	290
Interest expense	61	72	181	224

Loss before income taxes	(4,357)	(4,039)	(13,763)	(9,077)
Income tax expense	119	86	349	337

Net loss	$(4,476)	$(4,125)	$(14,112)	$(9,414)

Basic and diluted net loss per share	$(0.29)	$(0.28)	$(0.91)	$(0.70)

Weighted average shares of common stock outstanding	15,488	14,949	15,451	13,451

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(in thousands)
Net cash used in operating activities	$(13,502)	$(6,520)
Investing activities:
Acquisitions of fixed assets, net	(1,012)	(447)
Intangible asset costs	(797)	(792)
Proceeds from maturities of marketable securities	5,250	–
Purchases of marketable securities	–	(9,279)

Net cash provided by (used in) investing activities	3,441	(10,518)
Financing activities:
Proceeds from loans	20,134	23,499
Repayments of loans	(19,021)	(20,739)
Issuance of common stock, net	1,849	30,518

Net cash provided by financing activities	2,962	33,278
Effect of exchange rate changes on cash and cash equivalents	182	(15)

Net (decrease) increase in cash and cash equivalents	(6,917)	16,225
Cash and cash equivalents at beginning of period	12,903	2,204

Cash and cash equivalents at end of period	$5,986	$18,429

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

      Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is engaged in the development of pharmaceutical products based on innovative extended release oral drug delivery technologies. The Company is also a leader in the development, manufacture, and distribution of branded pharmaceutical excipients which are the inactive ingredients in tablets and capsules. Based on its fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx® controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and ProSolv®, a high functionality excipient based on co-processing technology, which, among other things, improves the performance characteristics of tablets. The Company has manufacturing facilities in Iowa and Finland and has customers primarily throughout North America and Europe.

      On November 1, 2002, Penwest entered into an agreement with Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) to sell substantially all of the assets that comprise its excipient business for $41.75 million in cash ($39.5 million to be received at closing, $1.0 million on April 25, 2003 and $1.25 million on May 25, 2004), subject to adjustment based on the net working capital of the excipient business on the closing date, and the assumption of specified liabilities (the “Asset Sale”). The closing of the Asset Sale is subject to shareholder approval and other customary conditions. The Company anticipates that the closing of the Asset Sale will occur in the first quarter of 2003. If the Asset Sale is completed, the Company will use the net proceeds from the sale to expand its drug delivery technologies and product development pipeline.

      In addition to the risks and uncertainties related to the Asset Sale, including whether or not the Asset Sale will be completed, the Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, a requirement for additional funding, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation, and competition from current and potential competitors, some with greater resources than the Company.

2.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date an entity committed to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

4.	Loans Payable

      On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company may borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company’s U.S. and Canadian accounts receivable, the Company’s inventory and general intangibles. The Revolver has an initial term of three years, ending in January 2004, and provides for annual renewals thereafter. If the Company completes the Asset Sale, it expects to pay off all amounts outstanding under the Line of Credit and terminate the Revolver at the time of closing of the Asset Sale.

      The Revolver bears interest at a specified bank’s prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires that fees be paid of 0.5% per annum on unused portions of the Line of Credit and provides for early termination fees of up to 0.75% in the event the Company terminates the Revolver prior to the end of the initial term. The interest rate on the Revolver at September 30, 2002 was 5.75%.

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

      On September 24, 2002, the Company entered into a Premium Finance Agreement (a “Finance Agreement”) through which it financed approximately $1.1 million of premiums payable in connection with the annual renewal of its general business insurance. Under the Finance Agreement, Penwest is required to repay the amount financed in equal monthly installments through June 2003, plus interest at a rate of 3.11% per annum. In addition, the Company assigned, as a security interest, any and all unearned premiums or other amounts which may become payable to the Company under the insurance policies.

5.	Income Taxes

      The effective tax rates for the quarters ended September 30, 2002 and 2001 were expenses of 3% and 2%, respectively. The effective tax rates for the nine months ended September 30, 2002 and 2001 were expenses of 3% and 4%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

6.	Comprehensive Loss

      The components of comprehensive loss for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Net loss	$(4,476)	$(4,125)	$(14,112)	$(9,414)
Foreign currency translation adjustments	7	314	615	(103)
Change in unrealized net gains on marketable securities	(9)	47	–	47

Comprehensive loss	$(4,478)	$(3,764)	$(13,497)	$(9,470)

      Accumulated other comprehensive loss equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements.

7.	Subsequent Events

      On October 25, 2002, Penwest entered into an agreement with AstraZeneca AB for the purchase of assets relating to Pruv®, one of the excipient products that Penwest distributes, for a purchase price of $3.0 million, including cash of $750,000 and a promissory note of $2.25 million. In accordance with the terms of the Pruv agreement, the Company will be required to pay the promissory note in full upon the closing of the Asset Sale.

      On November 1, 2002, Penwest entered into an agreement with Rettenmaier to sell substantially all of the assets that comprise its excipient business for $41.75 million in cash ($39.5 million to be received at closing, $1.0 million on April 25, 2003 and $1.25 million on May 25, 2004), subject to adjustment based on the net working capital of the excipient business on the closing date, and the assumption of specified liabilities. The closing of the Asset Sale is subject to shareholder approval and other customary conditions. The Company anticipates that the closing of the Asset Sale will occur in the first quarter of 2003. If the Asset Sale is completed, the Company will use the net proceeds from the sale to expand its drug delivery technologies and product development pipeline.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described below under “Risk Factors”.

Overview

      Penwest is engaged in the development of pharmaceutical products based on innovative extended release oral drug delivery technologies. The Company is also a leader in the development, manufacture, and distribution of branded pharmaceutical excipients which are the inactive ingredients in tablets and capsules. Based on its fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx® controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs, and its ProSolv® line of products, high functionality excipients based on co-processing technology, which, among other things, improve the performance characteristics of tablets.

      On November 1, 2002, Penwest entered into an agreement with Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) to sell substantially all of the assets that comprise its excipient business for $41.75 million in cash ($39.5 million to be received at closing, $1.0 million on April 25, 2003 and $1.25 million on May 25, 2004), subject to adjustment based on the net working capital of the excipient business on the closing date, and the assumption of specified liabilities (the “Asset Sale”). The closing of the Asset Sale is subject to shareholder approval and other customary conditions. The Company anticipates that the closing of the Asset Sale will occur in the first quarter of 2003. If the Asset Sale is completed, the Company will use the net proceeds from the sale to expand its drug delivery technologies and product development pipeline.

      The Company has incurred net losses since 1994. As of September 30, 2002, the Company’s accumulated deficit was approximately $75.0 million. The Company expects operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur whether or not the Asset Sale is completed. A substantial portion of the Company’s revenues to date have been generated from sales of the Company’s pharmaceutical excipient product line. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo Pharmaceuticals Inc.; royalties from Mylan Pharmaceuticals, Inc.’s sales of Pfizer, Inc.’s 30 mg generic version of Procardia XL; and the level of the Company’s investment in research and development activities; and if the Asset Sale is not completed, sales growth of the Company’s pharmaceutical excipient products and royalties received on third parties’ sales of products containing ProSolv.

      The Company’s strategy includes a significant commitment to spending on research and development targeted at identifying and developing extended release products which can be formulated using the Company’s TIMERx technologies. The Company also expects to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. The Company’s spending in the area of new technology, however, is discretionary and is subject to the Company identifying appropriate opportunities, as well as the availability of funds from the Company’s operations, cash resources, collaborative research and development arrangements, external financing, and if the Asset Sale takes place, the net proceeds of the Asset Sale. There can be no assurance when or if the Company will achieve profitability or if it will be able to sustain profitability on a quarterly basis, if at all.

      The Company’s collaborative agreements include licensing arrangements in which the Company is entitled to receive milestone payments, royalties on the sale of the products covered by such collaborative agreements and payments for the purchase of formulated TIMERx material, as well as licensing arrangements which include revenue and cost sharing components in which the Company shares in the costs and profitability at predetermined percentages, but does not generally receive milestone payments. There can be no assurance that the Company’s controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

      The Company’s excipient products are sold internationally and its results of operations may be affected by fluctuations in currency exchange rates, as well as by governmental controls and other risks associated with international sales (such as export licenses, collectibility of accounts receivable, trade restrictions, and changes in tariffs). The Company’s international subsidiaries transact a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies. As part of the Asset Sale, the Company is selling the stock of its foreign subsidiaries. The Company expects that after the Asset Sale, its results of operations will be less likely to be affected by currency fluctuations.

      The Company’s results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of formulated bulk TIMERx, royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, variations in payments under the Company’s collaborative agreements, including payments upon the achievement of specified milestones and if the Asset Sale is not completed, the volume and timing of orders of the Company’s pharmaceutical excipient products and royalties received on third parties’ sales of products containing ProSolv. The Company’s quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company’s products, the mix of products sold, competition, regulatory actions and currency exchange rate fluctuations.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory, deferred taxes-valuation allowance and impairment of intangible assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

     Quarters Ended September 30, 2002 and 2001

      Total revenues increased by $1.2 million or 12.7% for the third quarter ended September 30, 2002 to $11.0 million, from $9.8 million for the quarter ended September 30, 2001. Product sales increased by 10.0% to $9.4 million for the quarter ended September 30, 2002 from $8.6 million for the quarter ended September 30, 2001. The increase in product sales was primarily due to increased sales of the Company’s ProSolv® products primarily attributable to the launch of customers’ products containing ProSolv® in the ethical pharmaceutical market, and growth in the Company’s European excipient business as a whole, due in part to the Company beginning to sell direct in certain countries in Europe. Royalties and licensing fees increased by $391,000 for the third quarter of 2002 to $1.6 million from $1.2 million in the third quarter of 2001, primarily due to higher royalties from Mylan attributable to Mylan’s increased sales of Pfizer’s 30 mg generic version of Procardia XL. During the third quarter of 2002, the Company was notified by a major customer that a contract for purchasing microcrystalline cellulose will not be renewed beginning January 1, 2003. Sales approximated $1.6 million to this customer of the excipient business for the nine months ended September 30, 2002 (see Asset Sale).

      Gross profit increased to $4.6 million, or 41.7% of total revenues, for the third quarter of 2002 from $3.6 million, or 37.1% of total revenues, for the third quarter of 2001. The Company’s gross profit increased primarily due to increased excipient sales, particularly of those excipients with higher margins, and higher royalties from Mylan, as noted above. Gross profit percentage on product sales increased to 31.7% for the third quarter of 2002 from 28.1% for the third quarter of 2001. This increase was primarily attributable to a change in product mix with increased sales of higher margin excipient products such as ProSolv and Pruv. The Company expects that the sale of its excipient business will result in a substantial decrease in gross profit in future periods, at least initially.

      Selling, general and administrative expenses increased by $1.2 million to $4.5 million for the third quarter of 2002 as compared to $3.3 million in the third quarter of 2001. The increase in selling, general and administrative expenses was primarily due to marketing costs incurred in preparation for the launch of oxymorphone ER being developed with Endo, an increase in premiums for business insurance, higher market research costs, an increase in legal and professional fees, and an increase in compensation expense primarily due to additional hiring to support the drug delivery business.

      Research and product development expenses were approximately $4.5 million for the third quarters of 2002 and 2001. A significant portion of these costs was for Phase III clinical trials for oxymorphone ER being developed with Endo, as well as formulation work on several new product candidates in the Company’s development pipeline.

      As of September 30, 2002, the Company had several product candidates utilizing TIMERx technology in various stages of clinical trials. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate.

      The most advanced of these product candidates is oxymorphone ER, which the Company is developing with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, completed the pivotal Phase III clinical trial of the product in July 2002 and has advised the Company that, assuming that all Food and Drug Administration (“FDA”) requirements for filing are met, Endo expects to submit the New Drug Application (“NDA”) for the product to the FDA in late 2002. The Company anticipates spending an additional $2.5 million on the development and pre-marketing costs of the oxymorphone program during the fourth quarter of 2002, and then anticipates that the Company’s research and development expenses with respect to this product will decrease in 2003.

      There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized.

      The effective tax rates for the quarters ended September 30, 2002 and 2001 were expenses of 3% and 2%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

     Nine Months Ended September 30, 2002 and 2001

      Total revenues increased 4.5% for the nine months ended September 30, 2002 to $31.6 million from $30.3 million for the nine months ended September 30, 2001. Product sales increased by 5.2% to $27.5 million for the nine months ended September 30, 2002 compared to $26.2 million for the nine months ended September 30, 2001. The increase in product sales was due to increased sales of excipient products, primarily in Europe and due in part to the Company beginning to sell direct in certain countries in Europe, and was partially offset by lower revenues on sales of formulated bulk TIMERx primarily due to the timing of customer orders. Royalties and licensing revenues were comparable for the first nine months of 2002 and 2001 at $4.1 million.

      Gross profit increased to $12.4 million, or 39.1% of total revenues, for the first nine months of 2002 from $11.7 million, or 38.7% of total revenues, for the first nine months of 2001. The increase in the gross profit percentage was primarily due to changes in the product mix of excipient products sold in 2002, primarily increased ProSolv sales, as compared to 2001. The Company expects that the sale of its excipient business will result in a substantial decrease in gross profit in future periods, at least initially.

      Selling, general and administrative expenses increased by 15.8% for the first nine months of 2002, to $11.6 million as compared with $10.0 million for the first nine months of 2001. The increase was primarily due to marketing costs incurred by Endo on the joint development of oxymorphone ER, increased compensation expense primarily due to hiring additional drug delivery personnel, increased costs for the Company’s annual report and increased business insurance costs.

      Research and product development expenses increased by 35.3% for the first nine months of 2002 to $14.6 million from $10.8 million for the first nine months of 2001. This increase was primarily due to the

Company’s share of the increased costs of clinical trials for oxymorphone ER being developed with Endo and the Company’s increased investment in the development of new products utilizing TIMERx technology and in research involving new drug delivery technologies.

      The effective tax rates for the first nine months of 2002 and 2001 were expenses of 3% and 4%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

Liquidity and Capital Resources

      Subsequent to August 31, 1998, the date the Company became an independent, publicly-owned company, the Company has funded its operations and capital expenditures with revenues from the sale of excipients, sale of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, advances under credit facilities and proceeds from the sale and issuance of shares of common stock. The Company expects to continue to rely on these sources of funding unless the Asset Sale is completed, in which case the Company will have net proceeds from the Asset Sale (approximately $41.75 million, $39.5 million payable in cash at closing and subject to a working capital adjustment and a $2.25 million note payable in installments through May 2004, less estimated taxes of approximately $400,000 and expenses of the transaction) available, but will no longer derive cash flow from the sale of excipients (estimated to be approximately $6.0 million for 2002).

      As of September 30, 2002, the Company had cash, cash equivalents, and short-term investments of $10.2 million. The Company has no committed sources of capital other than a revolving line of credit (“Revolver”) with a financial institution. Under the Revolver, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years ending January 2004, and provides for annual renewals thereafter. The Revolver bears interest at a specific banks’ prime rate plus 1% per annum, on the greater of $3.0 million or on the average outstanding balance. The Revolver also requires that fees be paid of 0.5% per annum on unused portions of the Line of Credit and also provides for early termination fees of up to 0.75% in the event the Company terminates the Revolver prior to the end of the initial term. The interest rate on the Revolver at September 30, 2002 was 5.75%. The Revolver contains covenants, including the requirement that the Company maintain at all times certain minimum levels of tangible net worth as defined, at varying specified amounts during the initial term of the agreement, and restrictions on the incurrence of additional indebtedness and the payment of dividends. The Revolver includes a lockbox requirement under the control of the lender, whereby collection of certain trade receivables are used to immediately reduce the balance of the Revolver. Under the terms of the Revolver, the Company may borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. As of September 30, 2002, there were approximately $2.6 million of outstanding borrowings under the Revolver. If the Asset Sale is completed, the Company will use a portion of the net proceeds to pay all outstanding borrowings under the Line of Credit and then will terminate the Revolver.

      As of September 30, 2002, the Company did not have any material commitments for capital expenditures. As of September 30, 2002, the Company’s trade receivables were $7.2 million, an increase of $1.0 million from the $6.2 million of trade receivables at December 31, 2001. In connection with its strategic alliance agreement with Endo, the Company expects to expend an additional $2.5 million during the fourth quarter of 2002 on the development and pre-marketing costs of oxymorphone ER to fund its cash needs and then anticipates the Company’s R&D expenses with respect to this product will decrease in 2003.

      The Company had negative cash flow from operations for the nine months ended September 30, 2002 of $13.5 million, primarily due to the net loss in the period. The Company had negative cash flow from operations for the nine months ended September 30, 2001 of $6.5 million, primarily due to the net loss in the period, partially offset by net reductions of accounts receivable. Funds expended in 2002 for the acquisition of fixed assets were primarily related to additions at the Company’s manufacturing facilities in Iowa and Finland, laborotory equipment for drug development activities, and information technology associated with the Company strengthening its technology infrastructure to prepare for increasing drug development activities. Funds expended in 2001 for the acquisition of fixed assets were primarily related to additions at the Company’s manufacturing facilities in Iowa and Finland, and information technology as described above. Funds expended for intangible assets included costs to secure patents on technology developed by the Company and to secure trademarks. If the Asset Sale is completed, the Company’s cash flow may differ greatly from its current cash flow because it will no longer derive revenues from sales of its excipient products nor will it incur expenses in connection with its excipient business.

      The Company intends to utilize available cash and short-term investments, cash from operations, and if the Asset Sale is not completed, funds available under the Revolver to fund future operations. If the Asset Sale is completed, the Company will also use the net proceeds of the Asset Sale to fund future operations. The Company’s requirements for capital in its business are substantial and will depend on many factors, including:

(i)	the completion of the Asset Sale;

(ii)	the structure of any future collaborative or development agreements;

(iii)	the progress of the Company’s collaborative and independent development projects and funding obligations with respect to the projects;

(iv)	revenues from sales of the Company’s excipients products if the Asset Sale is not completed;

(v)	the costs to the Company of clinical studies for its products;

(vi)	the costs and timing of adding drug development capabilities;

(vii)	royalties received from Mylan;

(viii)	royalties from sales of TIMERx products;

(ix)	the timing and amount of payments received under existing and possible future collaborative agreements; and

(x)	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

      If the Asset Sale is not completed, the Company anticipates that its existing capital resources, including funds available under the Revolver, and anticipated internally generated funds from the sale of excipient products and formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will enable the Company to fund its currently planned operations through mid 2003. If the Asset Sale is completed, we anticipate that the net proceeds received by the Company from the Asset Sale, our existing capital resources and anticipates internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will enable the Company to fund its currently planned operations for at least the next two years.

      The Company will need to raise additional funds to maintain its operations beyond such date. The Company may seek to obtain additional funds through transactions relating to its business lines and/or debt or equity financings. The additional financing may not be available to the Company on acceptable terms, it at all. If adequate funds are not available, Penwest may be required to (1) significantly curtail its product commercialization efforts, including terminating existing collaborative agreements; (2) obtain funds through arrangement with collaborators or others on adverse terms to Penwest that may require Penwest to relinquish rights to certain of its technologies, product candidates, or products which Penwest would otherwise pursue on its own or that would significantly dilute the Company’s stockholders; (3) significantly scale back or terminate operations and/or (4) seek relief under the applicable bankruptcy laws.

      At September 30, 2002, the Company had federal net operating loss (“NOL”) carryforwards of approximately $56.4 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.8 million and $14.9 million expire in 2018, 2019, 2020, 2021 and 2022, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $1.4 million of which $298,000, $306,000 and $777,000 expire in 2019, 2020, and 2021, respectively. The use of the NOLs and research and development tax credit carryforwards are limited to future taxable earnings of the Company. Due to the degree of uncertainty related to the ultimate realization of such carryforwards, at September 30, 2002, a valuation allowance of approximately $20.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses may be subject to a limitation due to the ownership change provisions of the Internal Revenue Code. If the Asset Sale is completed, the Company expects that approximately $17.0 million of NOLs will be used to offset the Company’s taxable capital gains and ordinary income from the Asset Sale.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These important factors include the factors set forth below under the caption “Risk Factors”. In addition, any forward-looking statements represent Penwest’s estimates only as of the date this Quarterly Report is first filed with the Securities and Exchange Commission and should not be relied upon as representing Penwest’s estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

Risk Factors

WE HAVE NOT BEEN PROFITABLE

      We have incurred net losses since 1994, including net losses of approximately $14.1 million for the first nine months of 2002 and of $15.9 million, $8.8 million, and $7.7 million, during 2001, 2000, and 1999, respectively. As of September 30, 2002, our accumulated deficit was approximately $75.0 million. The Company expects net losses to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of our revenues have been generated from the sales of our pharmaceutical excipients. If the Asset Sale is completed, we will no longer generate any revenues from the sales of our excipient products and our business will depend exclusively on our drug delivery business.

      Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo Pharmaceuticals Inc.;

•	royalties from Mylan’s sales of Pfizer’s 30mg generic version of Procardia XL; and

•	the level of investment in research and development activities.

      If we do not complete the Asset Sale and retain our excipient business, our future profitability will also depend on:

•	royalties received on third parties’ sales of products containing ProSolv; and

•	sales growth of our pharmaceutical excipient products.

WE ARE DEPENDENT ON COLLABORATORS TO CONDUCT FULL-SCALE BIOEQUIVALENCE STUDIES AND CLINICAL TRIALS, OBTAIN REGULATORY APPROVALS FOR, AND MANUFACTURE, MARKET, AND SELL OUR TIMERx CONTROLLED RELEASE PRODUCTS

      Many of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct full-scale bioequivalence studies and clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. We are also dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL. Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination without cause on short notice under certain circumstances.

      If we cannot maintain our existing collaborations or establish new collaborations, we would be required to terminate the development and commercialization of products or undertake product development and commercialization activities at our own expense. Moreover, we have limited experience in conducting full-scale bioequivalence studies and clinical trials, preparing and submitting regulatory applications and manufacturing, marketing and selling the pharmaceutical products. We may not be successful in performing these activities.

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

WE REQUIRE ADDITIONAL FUNDING

      We have no committed sources of capital except for the Revolver. On November 1, 2002, Penwest entered into an agreement with Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) to sell substantially all of the assets that comprise its excipient business for $41.75 million in cash ($39.5 million at closing, $1.0 million on April 25, 2003 and $1.25 million on May 25, 2004), subject to adjustment based on the net working capital of the excipient business on the closing date, and the assumption of specified liabilities (“Asset Sale”). This transaction is subject to shareholder approval and other customary conditions. We anticipated the closing of this sale in the first quarter of 2003. If the Asset Sale takes place, we will use the net proceeds from the sale to expand our drug delivery technologies and product development pipeline.

      Our requirements for additional capital are substantial and will depend on many factors, including:

•	the completion of the Asset Sale

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects and funding obligations with respect to the projects;

•	if the Asset Sale is not completed revenues from our excipient products;

•	the costs to us of clinical studies for our products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan;

•	royalties from sales of TIMERx products;

•	the timing and amount of payments received under existing and possible future collaborative agreements; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

      If the Asset Sale is not completed, we anticipate that our existing capital resources, including funds available under the Revolver, and anticipated internally generated funds from the sale of our excipient products and formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will enable us to fund our currently planned operations through mid 2003. If the Asset Sale is completed, we anticipate that the net proceeds received from us from the Asset Sale, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will enable us to fund our currently planned operations for at least the next two years.

      Additional financing may not be available to us on acceptable terms, if at all. If adequate funds are not available, we may be required to (i) significantly curtail our product commercialization efforts, including terminating existing collaborative agreements; (ii) obtain funds through arrangements with collaborators or others on adverse terms to us that may require us to relinquish rights to certain of our technologies, product candidates, or products which we would otherwise pursue on its own or that would significantly dilute our stockholders; (iii) significantly scale back or terminate operations and/or; (iv) seek relief under applicable bankruptcy laws.

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

      Our extended release drug development business faces competition from numerous public and private companies and their controlled release technologies, including Johnson & Johnson’s oral osmotic pump (OROS®) technology, multiparticulate systems marketed by Elan and Biovail, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

      In addition to competition from other drug delivery technologies, our TIMERx products will also face competition from products with the same indication as our products. For instance, we expect extended release oxymorphone ER will face competition from Purdue Pharma’s OxyContin®.

      We concentrated a significant portion of our initial development efforts on generic versions of branded controlled release products. The success of generic versions of branded controlled release products based on our TIMERx technology depends, in large part, on the intensity of competition from the branded controlled release product, other generic versions of the branded controlled release product and other drugs and technologies that compete with the branded controlled release product, as well as the timing of product approval. The generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies. Those companies with significant financial resources will be better able to bring and defend any such litigation.

      In our excipient business, we compete with a number of large manufacturers and other distributors of excipient products, many of which have substantially greater financial, marketing and other resources than us. Our principal competitors are FMC Corporation, which markets its own line of microcrystalline cellulose (MCC) excipient products, and Rettenmaier.

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL OR TAKE LONGER TO COMPLETE THAN WE EXPECT, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE CERTAIN OF OUR PRODUCTS

      In order to obtain regulatory approvals for the commercial sale of our potential products, including controlled release versions of immediate release drugs and new chemical entities, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. We or our collaborators may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials.

      The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators, or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

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

      We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet, the FDA’s requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of an NDA or an ANDA, the FDA may deny the application, may require additional testing or data and/or may require post marketing testing and surveillance to monitor the safety or efficacy of a product. While the U.S. Food, Drug and Cosmetic Act, or FDCA, provides for a 180-day review period, the FDA commonly takes one to two years to grant final approval to a marketing application (NDA or ANDA).

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

      The FDA also has the authority to revoke or suspend approvals of previously approved products for cause, to debar companies and individuals from participating in the drug-approval process, to request recalls of allegedly volatile products, to seize allegedly volatile products, to obtain injunctions to close manufacturing plants allegedly not operating in conformity with current Good Manufacturing Practices and to stop shipments of allegedly volatile products. The FDA may seek to impose pre-clearance requirements on products currently being marketed without FDA approval, and there can be no assurance that the Company or its third-party manufacturers or collaborators will be able to obtain approval for such products within the time period specified by the FDA.

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

      We expect that our collaborators will file ANDAs for our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.

THE MARKET MAY NOT BE RECEPTIVE TO PRODUCTS INCORPORATING OUR TIMERx OR OTHER CONTROLLED RELEASE TECHNOLOGY

      The commercial success of products incorporating our controlled release technology that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. No product based on our TIMERx or other controlled release technology is marketed in the United States, so there can be no assurance as to market acceptance.

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

      The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Although the legal costs of defending litigation relating to a patent infringement claim are generally the contractual responsibility of our collaborators (unless such claim relates to TIMERx in which case such costs are our responsibility) we could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to complete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

      The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities consist of corporate debt and approximated $4.2 million at September 30, 2002. These securities have contractual maturity dates of up to eleven months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At September 30, 2002, market values approximated carrying values. At September 30, 2002, the Company had approximately $10.2 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $102,000.

      The Company has a revolving line of credit with a financial institution which bears interest at a specified bank’s prime rate plus 1% per annum (5.75% at September 30, 2002) on the greater of $3.0 million or on the average outstanding balance. At September 30, 2002, there was $2.6 million outstanding under the line and, accordingly, a sustained increase in the interest rate of 1% would cause increased annual interest expense of approximately $30,000.

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

Item 4.     Controls and Procedures

      a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

      b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II — Other Information

Item 6.     Exhibits and Reports on Form 8-K

a.     Exhibits.

See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

b.     Reports on Form 8-K.

On August 13, 2002, the Company filed a report on Form 8-K announcing its results for the second quarter ended June 30, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

/s/ JENNIFER L. GOOD

Jennifer L. Good
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2002

CERTIFICATIONS

I, Tod R. Hamachek, certify that:

      1) I have reviewed this quarterly report on Form 10-Q of Penwest Pharmaceuticals Co.;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

      5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TOD R. HAMACHEK

Tod R. Hamachek
Chairman of the Board and
Chief Executive Officer

Date: November 13, 2002

I, Jennifer L. Good, certify that:

      1) I have reviewed this quarterly report on Form 10-Q of Penwest Pharmaceuticals Co.;

      2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

      5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JENNIFER L. GOOD

Jennifer L. Good
Sr. Vice President, Finance and
Chief Financial Officer

Date: November 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002