Form 10-K
period 2002-12-31
PENWEST PHARMACEUTICALS CO
filed 2003-03-31
CIK 1047188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-23467

PENWEST PHARMACEUTICALS CO.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization) 39 Old Ridgebury Road Suite 11 Danbury, Connecticut (Address of principal Executive Offices)	91-1513032 (I.R.S. Employer Identification No.) 06810-5120 (Zip Code)

Registrant’s telephone number, including area code: (877) 736-9378

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.001 par value
(Including Associated Preferred Stock Purchase Rights)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [X]    No [  ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 28, 2002 was approximately $302 million based on the last sale price of the Registrant’s Common Stock on the Nasdaq National Market. The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2003 was 15,510,880.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be held on June 4, 2003 is incorporated by reference into portions of Part III of this Form 10-K.

PENWEST PHARMACEUTICALS CO.
INDEX TO FORM 10-K

i

PART I

ITEM 1: BUSINESS

Overview

     Penwest develops pharmaceutical products based on innovative oral drug delivery technologies. The foundation of Penwest’s technology platform is TIMERx, an extended release delivery system that is adaptable to soluble and insoluble drugs, and that is flexible for a variety of controlled release profiles. The Company has also developed two additional oral drug delivery systems, Geminex and SyncroDose. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug, and SyncroDose is a chronotherapeutic drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the body.

     Penwest’s product portfolio includes four products utilizing its proprietary controlled release drug delivery technology, that were developed with collaborators and have been approved in various countries. In addition, the Company has a number of product candidates in its drug development pipeline. The most advanced of these is oxymorphone ER, an extended release formulation of oxymorphone incorporating TIMERx technology. The Company is developing oxymorphone ER with Endo Pharmaceuticals Inc. The FDA accepted for filing a new drug application, or NDA, submitted by Endo for oxymorphone ER in February 2003.

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business.

Penwest Strategy

     Penwest’s strategy is to develop pharmaceutical products utilizing the Company’s innovative extended release oral drug delivery technologies.

•	Leverage its drug delivery technologies into a portfolio of product candidates for development. The Company believes that it has significant expertise in drug formulation and in oral drug delivery technologies. The Company’s proprietary drug delivery technologies, TIMERx extended release, Geminex dual delivery and SyncroDose chronotherapeutic delivery, are applicable to a wide range of drugs with different physical and chemical properties including water soluble and insoluble drugs as well as high dose and low dose drugs. Using these technologies, the Company can formulate drugs with precise release profiles. In selecting product candidates for development, the Company focuses on opportunities in which its drug delivery technologies can provide benefits to patients and result in branded, proprietary products. The Company does not limit the products it develops by therapeutic area.

•	Expand the product development pipeline to include drugs in various stages of development. The Company intends to aggressively add product candidates into its development pipeline and control more of the clinical development process. Historically, the Company has formulated product candidates and then relied upon third party collaborators to complete the remainder of the clinical development program and market the drugs. Although the Company will still have a portion of its product portfolio it intends to out-license early on, the Company intends to develop more products on its own or jointly in collaboration with third parties. The Company has identified several product candidates that are in the formulation stage or in clinical trials for which the Company intends to complete the clinical trials through at least Phase II. The Company believes that by controlling development through at least Phase II, it will be better able to control the development timelines of its portfolio of product candidates. The Company expects to continue to seek to license at an early stage in the development process generic product candidates, product candidates for which the Company believes that the development process is too expensive or too risky and product candidates that require early marketing input.

•	Increase participation in the funding of drug development to capture an increased share of the economic value of the product when and if it is marketed. Developing pharmaceutical products is expensive. If the Company develops products on its own or jointly with third parties, it will need to devote significant resources to the products. However, the Company believes by assuming a larger role in the funding of a product’s development, it will receive a greater share of the returns from the product.

•	Expand the core drug delivery technologies. The Company’s expertise is in oral drug delivery technologies and drug formulation. The Company intends to continue to develop its core technologies as well as to seek to develop, in-license or acquire new technologies that are synergistic with its product development pipeline.

•	Establish collaborations for development, manufacturing and marketing. The Company does not anticipate establishing manufacturing or sales and marketing capabilities in the next few years. As a result, in addition to seeking to enter into collaborations to develop its products, the Company also expects to seek to enter into collaborations for the manufacturing and the selling and marketing of its products. The Company is a party to collaborative agreements with Endo, Leiras OY, Mylan Pharmaceuticals Inc., Sanofi-Synthelabo S.A., IVAX Pharmaceuticals, First Horizon, Ranbaxy Laboratories, Ltd. and E. Merck.

Drug Delivery Technologies and Products

TIMERx® Extended Release Delivery Systems

     The Company developed its TIMERx delivery system to address the limitations of currently available oral extended release delivery systems. The Company believes that the TIMERx system has advantages over other oral drug delivery technology, as it is readily manufactured, adaptable to soluble and insoluble drugs and flexible for a variety of controlled release profiles. Pharmaceutical products containing TIMERx have been approved and are being marketed, and the Company is developing additional products in its pipeline using TIMERx.

     The patented TIMERx drug delivery system is based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The gums are also used in Penwest’s Geminex and SyncroDose drug delivery systems. The physical interaction between these components works to form a strong, binding gel in the presence of water. Drug release is controlled by the rate of water penetration from the gastrointestinal tract into the TIMERx gum matrix, which expands to form a gel and subsequently releases the active drug substance. The TIMERx system can precisely control the release of the active drug substance in a tablet by varying the proportion of the gums, together with the tablet coating and the tablet manufacturing process. Drugs using TIMERx technology are formulated by combining the active drug substance, the TIMERx drug delivery system and additional excipients and compressing such materials into a tablet.

Marketed and Approved Products

     To date, several drug formulations utilizing the TIMERx system have received regulatory approval:

•	Cystrin CR, an extended release version of oxybutynin for the treatment of urge urinary incontinence, is being marketed in Finland by Leiras.

•	Slofedipine XL, an extended release version of nifedipine for the treatment of angina, is being marketed in the United Kingdom and Italy by Sanofi.

•	In December 1999, the FDA approved the 30 mg strength of Nifedipine XL, a generic version of Procardia XL that is used for the treatment of hypertension and angina. The 30 mg strength of Nifedipine XL is not being marketed in the United States by the Company’s collaborator Mylan. In March 2000, Mylan signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan agreed to pay Penwest a royalty on net sales of Pfizer’s 30 mg strength of generic Procardia XL. The royalties are comparable to those called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL.

•	Cronodipin, an extended release version of nifedipine for the treatment of angina, is being marketed in Brazil by Merck S.A. Industries Quimicas.

Products in Pipeline

     The Company also has a number of TIMERx products in its development pipeline. The most advanced of these is an extended release formulation of oxymorphone incorporating TIMERx technology, oxymorphone ER, which the Company is developing with Endo. Oxymorphone ER is a narcotic analgesic that is being developed for the treatment of moderate to severe pain. Oxymorphone, which is currently given in the parenteral and suppository dosage form, is marketed by Endo and had sales in the United States in 2002 of approximately $150,000. Oxymorphone ER, if successfully developed, would represent the first oral extended release version of oxymorphone and would compete in the moderate to severe long acting opioid market with products such as MS Contin, Purdue Pharma’s OxyContin® and Johnson & Johnson’s Duragesic® patch, which had aggregate sales in the United States in 2002 of approximately $2.5 billion. Oxymorphone ER is being developed for twice-a-day dosing in patients suffering moderate to severe pain. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted the NDA to the FDA in December 2002. The FDA accepted for filing the NDA submitted by Endo for oxymorphone ER in February 2003.

     The table below summarizes the principal products in the Company’s drug development pipeline, the therapeutic use, the development status of each product and the Company’s collaborator, if any, on each product:

PRODUCT	INDICATION	DEVELOPMENT STATUS	COLLABORATOR

OXYMORPHONE ER	Moderately Severe/Severe Pain	NDA Accepted for Filing	Endo Pharmaceuticals

PW3101	Asthma	NDA Accepted for Filing	Ivax

METFORMIN ER	Type II Diabetes	Bioequivalence Studies	Internal Development

OXYBUTYNIN ER	Urinary Incontinence	Bioequivalence Studies	Internal Development

PW1101	Chemo-induced Ermesis	Pre-clinical	Internal Development

PW2101	Hypertension	Phase I	Internal Development

PW4102	Neuropathic pain	Pre-clinical	Internal Development

PW4103	Menstrual Migraine Prophylaxis	Phase I	Internal Development

PW4146	Migraine Prophylaxis	Phase II	First Horizon Pharmaceuticals

PW9101(AD121)	Rheumatoid Arthritis	Phase I	Arakis, Ltd.

GeminexTM Dual Release Technology

     The Company developed its Geminex dual release technology to provide for the independent release of different active ingredients contained in one pharmaceutical product. The release of the active ingredients can each involve two different controlled release profiles or involve controlled release and immediate release profiles. The technology is based on a bi-layer tablet that utilizes TIMERx in the controlled release layer. The Company is utilizing Geminex technology in several product candidates that are currently in the formulation stage.

SyncroDoseTM Chronotherapeutic Drug Delivery

     The Company developed its SyncroDose drug delivery system to deliver drugs chronotherapeutically in the body. The technology is timed with the body’s biological clock to customize the delivery of a drug with the intent of reducing the dose and improving efficacy. SyncroDose is a technology based on the Company’s underlying TIMERx platform. The Company believes that there are several disease states that can benefit from chronotherapeutic delivery including: arthritis, cardiovascular disorders, asthma and neurological disorders. The SyncroDose technology utilizes the TIMERx gum matrix in the coating combined with the active and various other excipients in the core. The Company is currently developing a product candidate for rheumatoid arthritis with Arakis utilizing the SyncroDose chronotherapeutic technology. This product candidate is in phase I clinical trials.

Collaborative Arrangements

     The Company enters into collaborative agreements with pharmaceutical companies to develop, market or manufacture products developed with its drug delivery technologies.

     The Company has two primary types of collaborative agreements. In the first type, research and development are funded by Penwest and its collaborator, and Penwest receives no up-front licensing fees or milestone payments. In these arrangements, the Company will share in a pre-determined percentage of the royalties. The second type of agreement involves the straight licensing of the Company’s technology to the collaborator. The Company has no obligation to fund the ongoing clinical development or marketing costs of the product. Under these collaborative agreements, the Company receives up-front license fees and milestone payments. In addition, under all its current collaborative arrangements, the Company is entitled to receive royalties on the sale of the products covered by such collaborative arrangements and payments for the purchase of formulated TIMERx material. The Company’s principal collaborative arrangements are described below.

Mylan Pharmaceuticals, Inc.

     In August 1994, the Company entered into product development and supply agreements with Mylan with respect to the development of generic versions of Procardia XL (nifedipine) based on the Company’s TIMERx technologies. Mylan is one of the leading generic pharmaceutical companies in the United States.

     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights for the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2002 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $34.9 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL. In 2002, 2001 and 2000, royalties from Mylan accounted for approximately 11%, 12% and 19%, respectively, of the Company’s total revenue, and 86%, 82% and 50% of the Company’s total revenue that was not associated with the excipient business that the Company sold in February 2003.

Endo Pharmaceuticals, Inc.

     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of an extended release formulation of oxymorphone based on the Company’s TIMERx technology, oxymorphone ER. This agreement was amended and restated in April 2002. Endo is a fully integrated specialty pharmaceutical company with a market leadership position in pain management. Endo has a broad product line with 12 branded products, including established brands such as Percodan® and Percocet®. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

     Under the strategic alliance agreement, the responsibilities of the Company and Endo with respect to oxymorphone ER are determined by a committee comprised of an equal number of members from each of the Company and Endo (the “Alliance Committee”). During the development of the product, the Company formulated oxymorphone ER, and Endo conducted all clinical studies and prepared and filed all regulatory applications. The Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market oxymorphone ER in the United States. The manufacture and marketing of oxymorphone ER outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

     Prior to March 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company gave Endo notice that it is discontinuing its participation in the funding of the development and marketing of oxymorphone ER. The Company believes that its current strategic focus should be on funding products in its development pipeline. As a result of this termination, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs solely through a temporary adjustment in the royalty rate payable to Penwest which shall return to its pre-adjustment level once Endo has recovered such costs. The parties have agreed that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization (as defined in the agreement). This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and certain bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices. Such prices will be reflected in the determination of net profits.

Sanofi-Synthelabo S.A.

     In February 1997, the Company entered into a product development and supply agreement with Sanofi with respect to the development of a generic version of Adalat LA, a drug that utilizes the same controlled release technology as Procardia XL. This generic version is based on the Company’s TIMERx technology (the “Sanofi Product”). Sanofi is a research-based international pharmaceutical company, based in Paris, France, which has a European infrastructure from which to develop, register and market prescription pharmaceuticals.

     Under the product development and supply agreement, the Company was responsible for conducting pilot bioequivalence studies of the Sanofi Product and is responsible for manufacturing and supplying TIMERx material to Sanofi. Sanofi was responsible for conducting all full scale bioequivalence and clinical studies, preparing all regulatory applications and submissions and is responsible for manufacturing and marketing the Sanofi Product in specified countries in Europe and in South Korea. The Sanofi Product was approved and Sanofi began marketing the Sanofi Product in the United Kingdom in November 1998. Sanofi also received regulatory approval in Italy in 2000 and is marketing the product.

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

     Under the agreements, the Company was responsible for the development and formulation of Cystrin CR and is now responsible for supplying TIMERx material to Leiras for use in the manufacture of Cystrin CR. Leiras is responsible for preparing all regulatory applications and submissions and manufacturing and marketing Cystrin CR on a worldwide basis, except for the marketing rights in North America which have been licensed back to Penwest. Leiras has the right to transfer its rights and responsibilities under the agreements and its related product rights for specified territories, subject in certain circumstances to the approval of the Company. Leiras transferred the European rights to Sanofi, which is currently not marketing the product. Leiras received marketing approval for Cystrin CR in Finland in October 1997 and began marketing the product in Finland in 1998.

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

Other Collaborations

     The Company is a party to the following additional collaborative agreements involving its TIMERx technology:

•	IVAX Pharmaceuticals. The Company’s agreement with IVAX relates to the development of a drug for the treatment of asthma.

•	First Horizon. The Company’s agreement with First Horizon relates to the development of a drug for the treatment of migraine prophylaxis.

•	Ranbaxy Laboratories Ltd. The Company’s agreement with Ranbaxy relates to an extended release version of nifedipine for the treatment of angina.

•	E. Merck. The Company’s agreement with E. Merck relates to an extended release version of nifedipine for the treatment of angina that is being marketed in Brazil by Merck S.A. Industries Quimicas.

Research and Development

     The Company conducts research and development activities with respect to additional applications of TIMERx technology, advances in the TIMERx technology, additional drug delivery technologies, and prior to the sale of the excipient business additional novel excipients such as ProSolv. The Company’s research and development expenses in 2002, 2001, and 2000 were $17.6 million, $17.0 million and $12.8 million. The drug delivery business accounted for approximately 96%, 94% and 94%, respectively, of the Company’s research and development expense for 2002, 2001 and 2000. These expenses do not include amounts incurred by the Company’s collaborators in connection with the development of products under the collaboration agreements such as expenses for full-scale bioequivalence studies or clinical trials performed by the collaborators.

Manufacturing

     The Company has outsourced the commercial manufacture of TIMERx materials to a third-party pharmaceutical company, Draxis Pharmaceuticals, Inc., under a manufacturing agreement that expires in September 2004. The agreement will automatically renew for successive one-year periods, unless either party gives notice of its intent not to renew the contract at least six months prior to the end of the then-current term. The Company is also currently validating and finalizing an agreement with a second source. The Company believes that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing the Company’s products. There can be no assurance that Draxis or any other third parties upon which the Company relies for supply of its TIMERx material will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair the Company’s collaborators’ ability to commercialize products as planned and deliver products on a timely basis, or otherwise impair the Company’s competitive position, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company’s drug delivery systems are based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The Company purchases these gums from a sole source supplier. Although the Company has qualified alternate suppliers with respect to these gums and to date the Company has not experienced difficulty acquiring these materials, there can be no assurance that interruptions in supplies will not occur in the future or that the Company will not have to obtain substitute suppliers. Any of these events could have a material adverse effect on the Company’s ability to manufacture bulk TIMERx for delivery to its collaborators, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     As the Company develops products on its own, the Company has outsourced and will seek to outsource the clinical and commercial manufacture of such products to third parties. The Company believes there are many companies which are capable of manufacturing these products.

Marketing and Distribution

     Pursuant to the Company’s collaborative agreements, the Company’s collaborators have, or are expected to have, responsibility for the marketing and distribution of any extended release pharmaceuticals developed based on the Company’s drug delivery technologies. Because the Company does not currently market any such pharmaceuticals without a collaborator, the Company has not developed any sales force with respect to such products. As a result, the Company is substantially dependent on the efforts of its collaborators to market the products. In selecting a collaborator for a drug candidate, some of the factors the Company considers include the collaborator’s market presence in the therapeutic area targeted by the drug candidate and the collaborator’s sales force and distribution network.

Patents and Proprietary Rights

     The Company believes that patent and trade secret protection of its drug delivery technology is important to its business and that the Company’s success will depend in part on its ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

Patents and Protection of Proprietary Information

     As of March 20, 2003, the Company has been issued 30 U.S. and 147 foreign patents, relating to the Company’s controlled release drug delivery technology. The U.S. patents issued to the Company principally cover the Company’s TIMERx technology and new technologies based on the TIMERx technology, including the combination of the xanthan and locust bean gums, the oral solid dosage form of TIMERx and the method of preparation, as well as the application (and combination) of TIMERx technology to various active drug substances, including both methods of treatment and methods of preparation. All these patents will expire between 2008 and 2020.

     The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There is no assurance that the Company’s patents or any future patents will prevent other companies from developing non-infringing similar or functionally equivalent products or from successfully challenging the validity of the Company’s patents. Furthermore, there is no assurance that:

•	any of the Company’s future processes or products will be patentable;

•	any pending or additional patents will be issued in any or all appropriate jurisdictions;

•	the Company’s processes or products will not infringe upon the patents of third parties; or

•	the Company will have the resources to defend against charges of infringement by or protect its own patent rights against third parties.

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

     There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Some of the controlled release products that the Company is developing with its collaborators are generic versions of brand name controlled release products that are covered by one or more patents. Under the Waxman-Hatch Act, when an applicant files an ANDA with the FDA for a generic version of a brand name product covered by an unexpired patent listed with the FDA, the applicant must certify to the FDA that such patent will not be infringed by the applicant’s product or that such patent is invalid or unenforceable. Notice of such certification must be given to the patent owner and the sponsor of the NDA for the brand name product. If a patent infringement lawsuit is filed within 45 days of the receipt of such notice, the FDA will conduct a substantive review of the ANDA, but will not grant final marketing approval of the generic product until a final judgment on the patent suit is rendered in favor of the applicant or until 30 months (or such longer or shorter period as a court may determine) have elapsed from the date of the certification, whichever is sooner. Should a patent owner commence a lawsuit with respect to alleged patent infringement by the Company or its collaborators, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The Company’s collaborators are responsible for all legal costs under Waxman-Hatch lawsuits. The Company evaluates the probability of patent infringement litigation with respect to its collaborators’ ANDA submissions on a case by case basis. The delay in obtaining FDA approval to market the Company’s product candidates as a result of litigation, whether or not the Company is successful, could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Trademarks. TIMERx is a registered trademark of the Company. Geminex and SyncroDose are also trademarks of the Company. Other tradenames and trademarks appearing in this annual report are the property of their respective owners.

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

     As an initial step in the FDA regulatory approval process for an NDA, preclinical studies are typically conducted in animal models to assess the drug’s efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application, which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

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

     Sponsors of drug applications affected by patents may also be adversely affected by patent term extensions provided under the FDCA to compensate for patent protection lost due to time taken in conducting FDA required clinical studies or during FDA review of data submissions. Patent term extensions may not exceed five additional years nor may the total period of patent protection following FDA marketing approval be extended beyond 14 years. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade, certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent applications (which can be longer than the former 17-year patent term starting from the date of patent issuance). Patent term extensions may delay the ability of the Company and its collaborators to use the Company’s proprietary technology in the future, market new controlled release products, file section 505(b)(2) NDAs referencing approved products, or file ANDAs based on Listed Drugs when those approved products or Listed Drugs have acquired patent term extensions.

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

     Other Regulations. The Company is governed by federal, state and local laws of general applicability, such as laws regulating working conditions and environmental protection. Oxymorphone ER and other drugs that the Company is developing are subject to regulations under the Controlled Substances Act and related statutes.

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

     The Company faces competition from numerous public and private companies and their controlled release technologies, including Johnson & Johnson’s Oros technology, multiparticulate systems marketed by Elan Corporation plc and Biovail, traditional matrix systems marketed by SkyePharma, plc and other extended release technologies marketed or under development by Andrx Corporation, among others.

     Most of the Company’s products under development are extended release versions of existing immediate release drugs. These drugs will face competition from products with the same indication as the product developed by Penwest. For instance, the Company expects that oxymorphone ER will face competition from Purdue Pharma’s OxyContin® and Johnson & Johnson’s Duragesic® patch.

     A number of the products that the Company has developed and still will selectively develop are generic versions of branded controlled release pharmaceuticals. Typically, selling prices of immediate release drugs have declined and profit margins have narrowed after generic equivalents of such drugs are first introduced and the number of competitive products has increased. Similarly, the success of generic versions of controlled release products based on the Company’s TIMERx technology will depend, in large part, on the intensity of competition from currently marketed drugs and technologies that compete with the branded pharmaceutical, as well as the timing of product approvals. However, the Company believes that generic versions of controlled release pharmaceuticals based on TIMERx technology are less likely to suffer the same degree of price erosion as other generic pharmaceuticals because of formulation, and the fact that analytical and manufacturing complexity of the generic versions may be difficult for other companies to replicate, which could limit competition. Competition may also arise from therapeutic products that are functionally equivalent but produced by other methods.

Employees

     As of March 20, 2003, the Company employed approximately 66 people, of whom 46 were involved in research and development, and 20 were in selling, general and administrative. As of March 20, 2003, none of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

Information Available on the Internet

     Penwest’s internet address is www.penwest.com. Penwest makes available free of charge through its web site Penwest’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after Penwest electronically files such materials with the Securities and Exchange Commission.

ITEM 2: PROPERTIES

     The Company’s has research facilities, comprising approximately 14,000 square feet, in Patterson, New York. Prior to the sale of the excipient business, the Company owned the site of the space in Patterson, New York, as well as a facility in Cedar Rapids, Iowa, where it manufactured pharmaceutical excipients. As part of the sale of the excipient business, the Company transferred these properties and assigned a lease for a pharmaceutical excipient manufacturing facility in Nastola, Finland. However, under its agreement with Rettenmaier, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson building until February 2008, initially on a rent-free basis for two years and then pursuant to three successive one-year options at a rental rate of $12 per square foot.

     The Company has signed a lease agreement for approximately 11,000 square feet of office space in Danbury, Connecticut. This lease expires on January 31, 2006, with renewal options through December 30, 2006. Effective March 31, 2003, the Company relocated its executive and administrative offices to Danbury.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not a party to material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

ITEM 4a: EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of our executive officers.

NAME	AGE	TITLE	DATES

Tod R. Hamachek	57	Chairman of the Board and Chief Executive Officer President and Chief Executive Officer — Penford Corp.	1997 — current 1985 — 1997
Anand R. Baichwal, Ph.D.	48	Senior Vice President, Research & New Technology Development and Chief Scientific Officer Vice President, Technology	1997 — current 1994 — 1997
Jennifer L. Good	38	Senior Vice President, Finance and Chief Financial Officer Corporate Controller — Penford Corp.	1997 — current 1993 — 1997

PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS

     Penwest’s common stock, $.001 par value, is listed with and trades on the Nasdaq National Market under the symbol “PPCO.” The high and low closing prices of the Company’s common stock during 2002 and 2001 are set forth below.

PERIOD 2002	HIGH	LOW

Quarter Ended March 31	$19.75	$17.20
Quarter Ended June 30	$20.99	$17.00
Quarter Ended September 30	$17.25	$7.89
Quarter Ended December 31	$10.98	$7.01

PERIOD 2001	HIGH	LOW

Quarter Ended March 31	$14.63	$9.81
Quarter Ended June 30	$16.05	$11.06
Quarter Ended September 30	$20.30	$14.20
Quarter Ended December 31	$20.19	$15.00

     On March 20, 2003 there were 823 shareholders of record.

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

	YEAR ENDED DECEMBER 31,(a)

	2002	2001	2000	1999	1998

	(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues (b)	$41,959	$40,003	$42,058	$37,307	$29,149
Cost of product sales (b)	25,407	24,810	25,303	25,889	21,183
Gross profit	16,552	15,193	16,755	11,418	7,966
Selling, general and administrative	15,820	13,855	12,054	11,425	11,354
Research and product development	17,567	17,003	12,820	7,371	6,054
Asset write-off (c)	—	—	—	—	1,341
Loss before cumulative effect of change in accounting principle	(17,099)	(15,981)	(8,376)	(7,681)	(8,829)
Cumulative effect of change in accounting principle (d)	—	—	(410)	—	—
Net loss	$(17,099)	$(15,981)	$(8,786)	$(7,681)	$(8,829)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.11)	$(1.15)	$(0.68)	$(0.69)	$(0.80)
Cumulative effect of change in accounting principle per share	—	—	(0.03)	—	—

Net loss per share	$(1.11)	$(1.15)	$(0.71)	$(0.69)	$(0.80)

Weighted average shares of common stock outstanding	15,462	13,905	12,330	11,103	11,037

	DECEMBER 31,

	2002	2001	2000	1999	1998 (e)

			(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$4,420	$12,903	$2,204	$739	$1,476
Marketable securities	2,057	9,609	—	—	—
Working capital	10,329	27,059	11,129	7,713	7,648
Total assets	50,220	59,613	42,294	38,120	41,082
Long-term debt	—	—	—	6,700	—
Accumulated deficit	(78,025)	(60,926)	(44,945)	(36,159)	(28,478)
Shareholders’ equity	31,423	45,624	31,017	22,509	30,032

(a)	During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, revenues from the sale of excipient products were 87%, 86%, 79%, 95% and 97%, respectively, of total revenues. Effective February 27, 2003, the Company will not derive any revenues from the excipient business. See Note 18 to the Company’s consolidated financial statements.

(b)	Reclassification recorded of amounts prior to 2000 for the adoption of EITF No. 00-10 “Accounting for Shipping and Handling Fees and Costs.”

(c)	Represents a one-time charge relating to the write-off of costs associated with the decision to outsource certain manufacturing as opposed to constructing a new facility.

(d)	Cumulative effect of adopting Staff Accounting Bulletin No. 101 (“SAB No. 101”) in 2000.

(e)	In conjunction with the August 31, 1998 distribution, in which the Company’s former parent, Penford Corporation, distributed to the shareholders of record of Penford common stock on August 10, 1998 all of the shares of the Company’s common stock, Penford contributed to the Company’s capital, all existing intercompany indebtedness.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Penwest develops pharmaceutical products based on innovative oral drug delivery technologies. The foundation of Penwest’s technology platform is TIMERx, an extended release delivery system that is adaptable to soluble and insoluble drugs, and that is flexible for a variety of controlled release profiles. The Company has also developed two additional oral drug delivery systems, Geminex and SyncroDose. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug, and SyncroDose is a chronotherapeutic drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the body.

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. The Company received $39.5 million in cash and a promissory note of $2.25 million in consideration for the excipient business. The Company intends to use the proceeds of the sale of its excipient business to expand its drug delivery business. In the first quarter of 2003, the Company will report the results of the excipient business as a discontinued operation.

     The Company has incurred net losses and has had negative cash flows since 1994. As of December 31, 2002, the Company’s accumulated deficit was approximately $78.0 million. The Company expects operating losses and negative cash flows from operations to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of the Company’s revenues to date have been generated from the Company’s pharmaceutical excipient business. During 2001 and 2002, the Company derived 86% and 87%, respectively, of its revenues from the sales of its excipient products, and sales of its excipient products generated substantial positive cash flows from operations although the Company as a whole had negative cash flows from operations. Effective February 27, 2003, the Company will not derive any revenues from the excipient business. Accordingly, the Company expects that its revenues for the balance of 2003 will be generated primarily from Mylan royalties and payments under collaboration agreements. The Company’s future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER;

•	the Company’s ability to use the net proceeds from the sale of its excipient business to expand its drug development and delivery business;

•	royalties from Mylan’s sales of Pfizer, Inc.’s 30 mg generic version of Procardia XL; and

•	the level of the Company’s investment in research and development activities.

     The Company’s strategy includes a significant commitment to spending on research and development targeted at identifying and developing extended release products that can be formulated using the Company’s TIMERx and other drug delivery technologies. The Company also expects to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. The Company’s spending in the area of new technology, however, is discretionary and is subject to the Company identifying appropriate opportunities, as well as the availability of funds from the Company’s operations, cash resources, collaborative research and development arrangements and external financing. There can be no assurance when or if the Company will achieve profitability or if it will be able to sustain profitability on a quarterly basis, if at all.

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

     The Company’s excipient products were sold internationally and its results of operations were affected by fluctuations in currency exchange rates, as well as by governmental controls and other risks associated with international sales (such as export licenses, collectibility of accounts receivable, trade restrictions, and changes in tariffs). The Company’s international subsidiaries transacted a substantial portion of their sales and purchases in European currencies other than their functional currency, which can result in the Company having gains or losses from currency exchange rate fluctuations. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies. As part of the sale of the excipient business, the Company sold the stock of its foreign subsidiaries. Accordingly, the Company expects that in the future its results of operations will be less likely to be affected by currency fluctuations.

     The Company’s results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of formulated bulk TIMERx, royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL and variations in payments under the Company’s collaborative agreements, including payments upon the achievement of specified milestones.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements. These policies are important to the portrayal of the Company’s financial condition and results of operations. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, allowance for doubtful accounts, inventory, deferred taxes-valuation allowance and impairment of intangible assets. Actual results could differ materially from these estimates.

     The following accounting policies meet these characteristics and are considered most significant:

Revenue Recognition

     Revenues from product sales are recognized when title transfers and customer acceptance provisions have lapsed, provided collections of the related accounts receivable are probable. Revenues received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete stage of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

Allowance for Doubtful Accounts

     Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. The Company expects that the allowance for doubtful accounts will not be considered a critical estimate in the near future, because most of the Company’s accounts receivable and the related allowance were related to the Company’s excipient business.

Inventory

     The Company writes down its inventory to net realizable value. Product obsolescence may be caused by shelf-life expiration, replacement products in the marketplace or other competitive situations.

Deferred Taxes — Valuation Allowance

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At December 31, 2002, the Company had recorded full valuation allowances totaling approximately $23.3 million against its net deferred tax assets.

Impairment of Long-Lived Assets

     In assessing the recoverability of the Company’s intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Results of Operations

Years Ended December 31, 2002 and 2001

     Total revenues increased 4.9% for the year ended December 31, 2002 to $42.0 million from $40.0 million the year ended December 31, 2001. Product sales increased by 5.2% to $36.6 million for the year ended December 31, 2002 compared to $34.8 million for the year ended December 31, 2001. The increase in product sales was due to increased sales of excipient products, primarily in Europe, which the Company believes was partially due to the Company beginning to sell its products direct in certain countries, but was partially offset by lower revenues on sales of formulated bulk TIMERx primarily due to the timing of customer orders. During the third quarter of 2002, the Company was notified by a major customer of excipient products that a contract for purchasing microcrystalline cellulose will not be renewed beginning January 1, 2003. Sales approximated $2 million to this customer of the excipient business for the year ended December 31, 2002. Royalties and licensing revenues increased slightly in 2002 to $5.4 million from $5.2 million in 2001.

     Gross profit increased to $16.6 million, or 39.4% of total revenues, for the year ended December 31, 2002 from $15.2 million, or 38.0% of total revenues, for the year ended December, 31 2001. The increase in the gross profit percentage was primarily due to changes in the product mix of excipient products sold in 2002, primarily reflecting increased ProSolv and Pruv sales in 2002, as compared to 2001.

     Selling, general and administrative expenses increased by 14.2% for the year ended December 31, 2002, to $15.8 million as compared with $13.9 million the year ended December 31, 2001. The increase was primarily due to marketing costs paid to Endo for the joint development of oxymorphone ER, increased compensation expense primarily due to hiring additional drug delivery personnel and increased business insurance costs.

     Research and product development expenses increased by 3.3% for the year ended December 31, 2002 to $17.6 million from $17.0 million for the year ended December 31, 2001. This increase was primarily due to the Company’s share of the increased costs of clinical trials for oxymorphone ER being developed with Endo and the Company’s increased investment in the development of new products utilizing TIMERx technology and in research involving new drug delivery technologies.

     The Company’s most advanced product candidate is oxymorphone ER, which the Company is developing with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, completed the clinical trials of the product in July 2002 and the FDA accepted for filing an NDA for oxymorphone ER in February 2003. The Company has incurred costs relating to the research and development of oxymorphone ER of approximately $8.9 million and $8.7 million for 2002 and 2001, respectively. These project costs reflect amounts paid to Endo and do not include any pre-launch marketing costs or significant allocated internal costs. On March 17, 2003, the Company gave Endo notice that it is discontinuing its participation in the funding of the development of oxymorphone ER. Accordingly, the Company anticipates the Company’s research and development expenses with respect to oxymorphone ER will decrease significantly in 2003. The Company anticipates using the funds that otherwise would have been expended on oxymorphone ER to increase its investment in the development of additional products utilizing TIMERx technology and in research and development involving new drug delivery technologies.

     As of December 31, 2002, the Company had several other product candidates utilizing TIMERx technology in various stages of clinical trials. The Company’s costs of research and new technology development were approximately $2.2 million and $1.4 million for 2002 and 2001, respectively. In addition, the Company incurred research and development costs of approximately $611,000 and

$813,000 for 2002 and 2001, respectively, relating to its excipient business.

     Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Because these projects are in early stage of development and given the technological and regulatory hurdles likely to be encountered in the development and commercialization of these products, the future timing and costs of these various research and development programs are uncertain. There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized.

     The effective tax rates for 2002 and 2001 were expenses of 2% and 3%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset net deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

Years Ended December 31, 2001 and 2000

     Total revenues decreased 4.9% for the year ended December 31, 2001 to $40.0 million from $42.1 million for the year ended December 31, 2000. Product sales decreased to $34.8 million for 2001 compared to $37.1 million for 2000, representing a decrease of 6.4%. The decrease in product sales was due to lower revenues on sales of formulated bulk TIMERx during 2001, reflecting the formulated bulk TIMERx shipments to Mylan in 2000, totaling $3.2 million, under the Company’s arrangement with Mylan relating to Nifedipine XL, which did not recur in 2001. The lower revenues on sales of formulated bulk TIMERx was partially offset by a $717,000 or 2.2% increase in excipient sales in 2001, primarily in Europe. Royalties and licensing revenues increased 6.4% from $4.9 million in 2000 to $5.2 million in 2001, primarily as a result of increased royalties earned on Mylan’s sales of the 30 mg strength of generic Procardia XL, as Mylan captured greater market share in 2001. This royalty, however, did trend down in the second quarter of 2001 compared to the previous two quarters, due to the entrant of a competitor, and remained fairly flat through the remainder of 2001.

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

     The effective tax rates for 2001 and 2000 were expenses of 3% and 4%, respectively. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state and foreign income taxes.

Liquidity and Capital Resources

     Subsequent to August 31, 1998, the date the Company became an independent, publicly-owned company, the Company has funded its operations and capital expenditures with cash flows from the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, advances under credit facilities and proceeds from the sale and issuance of shares of common stock.

     On February 27, 2003, the Company consummated the sale of its excipient business to Rettenmaier. As a result of the sale, the

Company had approximately $35 million of net cash proceeds available after the closing, which the Company plans to use to fund development of products in its pipeline as well as the rest of the Company’s operations. However, as a result of the sale, the Company will no longer derive cash flow from the sale of excipients.

     Prior to the sale of the excipient business, the Company had a revolving line of credit with a financial institution. As of December 31, 2002, there were approximately $2.8 million of outstanding borrowings under the revolving line of credit. A portion of the net proceeds from the sale of the excipient business was used to pay all outstanding borrowings under the line of credit, which was terminated on February 27, 2003.

     As of December 31, 2002, the Company had cash, cash equivalents, and short-term investments of $6.5 million, which amount does not include the approximately $35 million in net cash proceeds from the sale of the Company’s excipient business available after closing. The Company has no committed sources of capital other than Rettenmaier’s commitment to repay the Company pursuant to promissory notes, $1.0 million in April 2003 and $1.25 million in May 2004 in connection with the sale of the excipient business.

     As part of the Company’s agreement to acquire assets including trademarks and other intellectual property related to the excipient product, Pruv, for $3.0 million, on October 25, 2002, the Company issued a note to the seller, AstraZeneca AB, in the principal amount of $2.25 million. The indebtedness under the note did not bear interest. Under the agreement, the indebtedness outstanding under the note was repaid upon the closing of the sale of the excipient business.

     The Company is a party to an agreement with Endo with respect to the development of oxymorphone ER. The Company paid Endo approximately $9.4 million and $8.7 million in 2002 and 2001, respectively, for costs primarily relating to the research and development and pre-launch marketing of oxymorphone ER. On March 17, 2003, the Company gave Endo notice that the Company is discontinuing its participation in the funding of the development and marketing of oxymorphone ER. Accordingly, the Company anticipates its research and development expenses with respect to oxymorphone ER will decrease significantly in 2003. The Company anticipates using the funds that otherwise would have been expended on oxymorphone ER to increase its investment in the development of additional products utilizing TIMERx technology and in research and development involving new drug delivery technologies.

     The Company had negative cash flow from operations for the year ended December 31, 2002 of $13.3 million, primarily due to the net loss in the period. The Company had negative cash flow from operations for the year ended December 31, 2001 of $11.1 million, primarily due to the net loss in the period, partially offset by net reductions of accounts receivable. Funds expended in 2002 for the acquisition of fixed assets were primarily related to additions at the Company’s manufacturing facilities in Iowa and Finland, laboratory equipment for drug development activities, the planned implementation of a new information system in anticipation of the sale of the excipient business, and information technology associated with the Company strengthening its technology infrastructure to prepare for increasing drug development activities. Funds expended in 2001 for the acquisition of fixed assets were primarily related to additions at the Company’s manufacturing facilities in Iowa and Finland, and information technology as described above. Funds expended for intangible assets included costs to acquire trademarks and other intellectual property related to Pruv, from AstraZeneca AB for $3.0 million, as well as to secure patents on technology developed by the Company.

     The Company expects that its cash flow in 2003 will differ from its cash flow during 2002 and 2001 because the Company will no longer derive revenues from sales of its excipient products nor will it incur expenses in connection with its excipient business, except for the revenues and expenses during the period ended February 26, 2003.

     The Company anticipates that its existing capital resources, including the proceeds from the sale of its excipient business, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will enable the Company to fund its currently planned operations, including its planned increase in drug development and commercialization efforts, through late 2004.

     The Company’s requirements for capital in its business are substantial and will depend on many factors, including:

•	the ongoing costs under the Company’s collaboration agreements;

•	the structure of any future collaborative or development agreements;

•	the progress of the Company’s collaborative and independent development projects and funding obligations with respect to the projects;

•	the costs to the Company of clinical studies for its products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan;

•	royalties from sales of TIMERx products;

•	the timing and amount of payments received under existing and possible future collaborative agreements; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     If the Company needs to raise additional funds to fund its operations, the Company may seek to obtain additional funds through debt or equity financings. The additional financing may not be available to the Company on acceptable terms, if at all. If adequate funds are not available, Penwest may be required to:

•	significantly curtail its product commercialization efforts, including terminating existing collaborative agreements;

•	obtain funds through one or more arrangements with collaborators or others on adverse terms to Penwest that may require Penwest to relinquish rights to certain of its technologies, product candidates, or products which Penwest would otherwise pursue on its own or that would significantly dilute the Company’s stockholders;

•	significantly scale back or terminate operations; and/or

•	seek relief under the applicable bankruptcy laws.

Contractual Obligations

     The Company’s major outstanding contractual cash obligations relate to its operating leases, primarily for equipment. Below is a table summarizing the Company’s contractual obligations and commercial commitments, including non-cancelable operating leases having initial lease terms of more than one year, as of December 31, 2002 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years

Loans and Notes Payable	$5,693	$5,693	$—	$—	$—
Operating Leases	2,083	792	882	381	28

Total Contractual Obligations	$7,776	$6,485	$882	$381	$28

Net Operating Loss Carryforwards

     At December 31, 2002, the Company had federal net operating loss (“NOL”) carryforwards of approximately $60.6 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.8 million and $19.1 million expire in 2018, 2019, 2020, 2021 and 2022, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $1.4 million of which $299,000, $306,000 and $777,000 expire in 2019, 2020, and 2021, respectively. The use of the NOLs and research and development tax credit carryforwards are limited to future taxable earnings of the Company. Due to the degree of uncertainty related to the ultimate realization of such carryforwards, at December 31, 2002, a valuation allowance of approximately $23.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses may be subject to a limitation due to the ownership change provisions of the Internal Revenue Code. The Company expects to use approximately $10.0 million of NOL carryforwards to offset the Company’s taxable capital gains and ordinary income from the sale of the excipient business.

Market Risk and Risk Management Policies

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates and other market changes. Market risk is attributed to all market sensitive financial instruments, including debt instruments. The operations of the Company are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company’s interest rate risk primarily relates to its investments in marketable securities. The Company’s foreign currency exchange risk related primarily to its international subsidiaries. As a result of the sale of the excipient business, which included the Company’s international subsidiaries, the Company will have little, if any, foreign currency risk. The Company does not use derivatives to hedge the impact of fluctuations in foreign currencies or interest rates.

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

      At December 31, 2002, marketable securities consisted of corporate debt and approximated $2.1 million. These securities have contractual maturity dates of up to eleven months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At December 31, 2002, market values approximated carrying values. At December 31, 2002 the Company had approximately $6.5 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $65,000. Proceeds from the sale of the excipient business available for investment will be invested in accordance with the Company’s investment policy.

     At December 31, 2001, marketable securities consisted of corporate debt and U.S. Government-agency backed discounted notes and approximated $9.6 million. These securities had contractual maturity dates of up to two years. At December 31, 2001, market values approximated carrying values. At December 31, 2001, the Company had approximately $22.5 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $225,000.

     The Company’s international operations relating to its excipient business transacted a substantial portion of their sales and purchases in European currencies other than their functional currency, which could have resulted in the Company having gains or losses from currency exchange rate fluctuations. Where practical, the Company seeks to manage expected local currency revenues in relation to local currency costs, and manage local currency assets in relation to local currency liabilities. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. The effect of an immediate 10% change in exchange rates would not have a material effect on the Company’s results of operations, financial position or cash flows.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new standard.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of the statement had no impact on the Company’s financial position or results of operations.

Forward Looking Statements

     This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. In addition, any forward-looking statements represent our estimates only as of the date this annual report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

Risk Factors

     There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We believe that the material factors that we discuss below could cause or contribute to such material differences.

We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $17.1 million, $16.0 million and $8.8 million, during 2002, 2001, and 2000, respectively. As of December 31, 2002, our accumulated deficit was approximately $78.0 million.

     We expect net losses to continue until substantial sales of products commercialized utilizing TIMERx technology occur. If we are unable to successfully develop and commercialize these products, or generate substantial sales from these products, we may never achieve profitability.

     A substantial portion of our revenues since 1994 has been generated from the sales of our pharmaceutical excipients. Our net losses in 2000, 2001 and 2002 were reduced as a result of the operating results of our excipient business. Effective February 27, 2003, we no longer generate any revenues from the sales of excipient products and our business depends exclusively on our drug delivery business.

     Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo;

•	our ability to use the net proceeds from the sale of our excipient business to expand our drug development and delivery business;

•	royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL; and

•	the level of investment in research and development activities.

     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing extended release products which can be formulated using our TIMERx and other drug delivery technologies. We also expect to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. Our spending in the area of new technology, however, is discretionary and is subject to the availability of appropriate opportunities and funding.

We are dependent on collaborators to conduct full-scale bioequivalence studies and clinical trials, obtain regulatory approvals for, and manufacture, market, and sell our TIMERx controlled release products

     Many of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct full-scale bioequivalence studies and clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. For instance, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. We are also dependent on Sanofi and Leiras to manufacture and market Slofedipine XL and Cystrin CR, respectively. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.

     Our collaborators may not devote the resources necessary or may otherwise be unable to complete development and commercialization of these potential products. Our existing collaborations are subject to termination on short notice under certain circumstances including, for example, if the collaborator determines that the product in development is not likely to be successfully developed or not likely to receive regulatory approval, if we breach the agreement or upon a bankruptcy event.

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

     Our existing collaborations and any future collaborations with third parties may not be scientifically or commercially successful.

     Factors that may affect the success of our collaborations include the following:

•	our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborator’s commitment to the collaboration with us;

•	reductions in marketing or sales efforts or a discontinuation of marketing or sales of our products by our collaborators would reduce our revenues, which may be based on a percentage of net sales by the collaborator;

•	our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect our perception in the business and financial communities; and

•	our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us.

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

We require additional funding, which may be difficult to obtain

     As of December 31, 2002, the Company had cash, cash equivalents, and short-term investments of $6.5 million. In February 2003, the Company received net proceeds from the sale of its excipient business available after closing of approximately $35 million. The Company has no committed sources of capital other than Rettenmaier’s commitment to pay the Company $1.0 million in April 2003 and $1.25 million in May 2004 in connection with the sale of the excipient business.

     We anticipate that our existing capital resources, including the proceeds from the sale of the excipient business, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will enable us to fund our currently planned operations, including the planned increase in our drug development and commercialization efforts, through late 2004.

     We have had negative cash flows and net losses since 1994. See “—We have not been profitable and expect to incur substantial losses” for a discussion of our risk of continued losses. We expect negative cash flows from operations to continue until substantial sales of products commercialized utilizing TIMERx technology occur, particularly because we expect our operating expenses to continue to increase in the future, including our research and development expenses, as our product development efforts accelerate.

     The proceeds from the sale of our excipient business provided us with significant funding, but we have lost the positive cash flows generated by our excipient business.

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

     If we determine to seek additional funding, we may do so through collaborative agreements or research and development arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

     If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders.

     If we are unable to obtain funding on a timely basis, we may be required to (1) significantly curtail our product commercialization efforts, including terminating or reducing our participation in existing collaborative agreements; (2) obtain funds through arrangements with collaborators or others on adverse terms to us that may require us to relinquish rights to certain of our technologies, product candidates, or products which we would otherwise pursue on our own or that would significantly dilute our shareholders; (3) significantly scale back or terminate operations; and/or (4) seek relief under applicable bankruptcy laws.

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

     The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

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

We may not obtain regulatory approval; the approval process can be time-consuming and expensive

     We are not able to market any of our products in the United States, Europe or in any other jurisdiction without marketing approval from the United States Food and Drug Administration, or FDA, the European Agency for the Evaluation of Medicinal Products, or an equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

     To date, several drug formulations utilizing the TIMERx system have received regulatory approval:

•	Cystrin CR was approved in Finland in 1997;

•	Slofedipine XL was approved in the United Kingdom in 1998 and in Italy in 2001;

•	The 30 mg strength of Nifedipine XL was approved by the FDA in December 1999; and

•	Cronodipin was approved in Brazil in 2001.

     We also have a number of TIMERx products in our development pipeline. The most advanced of these is oxymorphone ER, which we are developing with Endo. In February 2003, the FDA accepted for filing an NDA for oxymorphone ER.

     We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet, the FDA’s requirements for safety, efficacy and quality; and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of an NDA or an Abbreviated New Drug Application, or ANDA, the FDA may deny the application, may require additional testing or data and/or may require post marketing testing and surveillance to monitor the safety or efficacy of a product. While the U.S. Food, Drug and Cosmetic Act, or FDCA, provides for a 180-day review period, the FDA commonly takes one to two years to grant final approval to a marketing application.

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

The market may not be receptive to products incorporating our drug delivery technologies

     The commercial success of products incorporating our extended release technology that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. No product based on our TIMERx or other extended release technology is marketed in the United States, so there can be no assurance as to market acceptance.

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

     The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Although the legal costs of defending litigation relating to a patent infringement claim are generally the contractual responsibility of our collaborators (unless such claim relates to TIMERx in which case such costs are our responsibility), we could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to complete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

We have only limited manufacturing capabilities and will be dependent on third party manufacturers

     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with current GMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2004. The agreement shall be automatically renewed for successive one-year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term.

     There are a limited number of manufacturers that operate under GMP regulations capable of manufacturing our TIMERx material. Although the Company has qualified alternate suppliers with respect to these gums, if our current manufacturer is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms.

     If our third party manufacturers fail to perform their obligations, we may be adversely affected in a number of ways, including:

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

     The manufacture of any of our products is subject to regulation by the FDA and comparable agencies in foreign countries. Any delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of our products and our business, financial condition and results of operations.

We are dependent upon a limited number of suppliers for the gums used in our TIMERx material

     Our drug delivery systems are based a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. These gums are also used in our Geminex and SyncroDose drug delivery systems. We purchase these gums from a sole source supplier. We have qualified alternate suppliers with respect to such materials, but we can provide no assurance that interruptions in supplies will not occur in the future or that we will not have to obtain substitute suppliers. Any interruption in these supplies could have a material adverse effect on our ability to manufacture bulk TIMERx for delivery to our collaborators.

If we or our collaborators fail to obtain an adequate level of reimbursement by third party payors for our controlled release products, they may not be able to successfully commercialize controlled release products in certain markets

     The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.

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

     We are currently covered by primary product liability insurance in the amount of $1 million per occurrence and $2.0 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25.0 million which can also be used for product liability insurance. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Certain provisions of our Shareholder Rights Plan, Certificate of Incorporation and Bylaws and of Washington law make a takeover of Penwest more difficult

     We have adopted a shareholder rights plan, often referred to as a poison pill. The rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms that are not approved by our board of directors, unless the board first determines to redeem the rights. Various provisions of our Certificate of Incorporation, our Bylaws and Washington law may also have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to the disclosure under the caption “Market Risk and Risk Management Policies” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 15(a) included herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

     Information regarding executive officers of the Company is set forth in Part I, Item 4a above.

ITEM 11: EXECUTIVE COMPENSATION

     The information set forth under “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation”, in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under the Equity Compensation Plans” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions of the Company set forth under “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14: CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including Penwest’s Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Penwest’s CEO and CFO have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and form and are operating in an effective manner.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements and Financial Statement Schedule

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

The consolidated balance sheets as of December 31, 2002 and 2001 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2002.

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

On November 5, 2002, the Company filed a report on Form 8-K announcing that it had entered into a Purchase Agreement with Josef Rettenmaier Holding GmbH & Co. KG, dated November 1, 2002 and that pursuant to the Purchase Agreement, Penwest would sell its excipient business to Rettenmaier for $39.5 million in cash and a promissory note of $2.25 million.

On December 3, 2002, the Company filed a report on Form 8-K announcing its results for the third quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penwest Pharmaceuticals Co.

Date: March 31, 2003	/s/ Tod R. Hamachek Tod R. Hamachek, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003	/s/ Tod R. Hamachek Tod R. Hamachek, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 31, 2003	/s/ Jennifer L. Good Jennifer L. Good, Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2003	/s/ Paul E. Freiman Paul E. Freiman, Director

Date: March 31, 2003	/s/ Jere E. Goyan Jere E. Goyan, Ph.D., Director

Date: March 31, 2003	/s/ Rolf H. Henel Rolf H. Henel, Director

Date: March 31, 2003	/s/ Robert J. Hennessey Robert J. Hennessey, Director

Date: March 31, 2003	/s/ John N. Staniforth John N. Staniforth, Ph.D., Director

Date: March 31, 2003	/s/ Anne M. VanLent Anne M. VanLent, Director

Certifications

I, Tod R. Hamachek, certify that:

1.		I have reviewed this annual report on Form 10-K of Penwest Pharmaceuticals Co.;

2.		Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.		Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.		The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.		The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Tod R. Hamachek
Dated: March 31, 2003	Tod R. Hamachek
Chief Executive Officer

I, Jennifer L. Good, certify that:

1.		I have reviewed this annual report on Form 10-K of Penwest Pharmaceuticals Co.;

2.		Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.		Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.		The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.		The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jennifer L. Good
Dated: March 31, 2003	Jennifer L. Good
Chief Financial Officer

APPENDIX A

PENWEST PHARMACEUTICALS CO.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Penwest Pharmaceuticals Co.

We have audited the accompanying consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penwest Pharmaceuticals Co. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, Penwest Pharmaceuticals Co. changed its method of accounting for revenue recognition in 2000.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 17, 2003

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,420	$12,903
Marketable securities	2,057	9,609
Trade accounts receivable, net of allowance for doubtful accounts of $175 and $220	6,486	6,228
Inventories	8,932	7,857
Prepaid expenses and other current assets	2,121	1,166
Deferred transaction costs	1,741	—

Total current assets	25,757	37,763
Fixed assets, net	14,413	15,567
Intangible assets, net	7,190	3,545
Other assets	2,860	2,738

Total assets	$50,220	$59,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,133	$2,174
Accrued expenses	3,579	2,275
Accrued development costs	2,785	3,139
Taxes payable	238	448
Loans and notes payable	5,693	2,668

Total current liabilities	15,428	10,704
Deferred income taxes	196	205
Deferred revenue	284	369
Deferred compensation	2,889	2,711

Total liabilities	18,797	13,989
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 15,506,259 shares at December 31, 2002 and 15,276,630 shares at December 31, 2001	16	15
Additional paid in capital	110,000	108,054
Accumulated deficit	(78,025)	(60,926)
Accumulated other comprehensive loss	(568)	(1,519)

Total shareholders’ equity	31,423	45,624

Total liabilities and shareholders’ equity	$50,220	$59,613

See accompanying notes.

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Revenues
Product sales	$36,574	$34,778	$37,148
Royalties and licensing fees	5,385	5,225	4,910

Total revenues	41,959	40,003	42,058
Cost of product sales	25,407	24,810	25,303

Gross profit	16,552	15,193	16,755
Operating expenses
Selling, general and administrative	15,820	13,855	12,054
Research and product development	17,567	17,003	12,820

Total operating expenses	33,387	30,858	24,874

Loss from operations	(16,835)	(15,665)	(8,119)
Investment income	379	477	217
Interest expense	243	290	172

Loss before income taxes and cumulative effect of change in accounting principle	(16,699)	(15,478)	(8,074)
Income tax expense	400	503	302

Loss before cumulative effect of change in accounting principle	(17,099)	(15,981)	(8,376)
Cumulative effect of change in accounting principle (Note 3)	—	—	(410)

Net loss	$(17,099)	$(15,981)	$(8,786)

Basic and diluted amounts per share:
Loss before cumulative effect of change in accounting principle	$(1.11)	$(1.15)	$(0.68)
Cumulative effect of change in accounting principle (Note 3)	—	—	(0.03)

Net loss	$(1.11)	$(1.15)	$(0.71)

Weighted average shares of common stock outstanding	15,462	13,905	12,330

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss			$(8,376)

Basic and diluted net loss per share			$(0.68)

See accompanying notes.

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	TOTAL

Balances, January 1, 2000	11,149	$11	$59,718	$(36,159)	$(1,061)	$22,509
Net loss				(8,786)		(8,786)
Translation adjustments					(266)	(266)

Comprehensive loss						(9,052)
Issuance of common stock - private placement	1,399	2	16,823			16,825
Issuance of common stock pursuant to stock compensation plans	102	—	557			557
Issuance of common stock pursuant to Stock Purchase Plan	20	—	178			178

Balances, December 31, 2000	12,670	13	77,276	(44,945)	(1,327)	31,017
Net loss				(15,981)		(15,981)
Translation adjustments					(244)	(244)
Unrealized gain on marketable securities					52	52

Comprehensive loss						(16,173)
Issuance of common stock - private placement	2,447	2	29,669			29,671
Issuance of common stock pursuant to stock compensation plans	149	—	985			985
Issuance of common stock pursuant to Stock Purchase Plan	11	—	124			124

Balances, December 31, 2001	15,277	15	108,054	(60,926)	(1,519)	45,624
Net loss				(17,099)		(17,099)
Translation adjustments					988	988
Changes in unrealized gain on marketable securities					(37)	(37)

Comprehensive loss						(16,148)
Issuance of common stock pursuant to stock compensation plans	217	1	1,799			1,800
Issuance of common stock pursuant to Stock Purchase Plan	12	—	147			147

Balances, December 31, 2002	15,506	$16	$110,000	$(78,025)	$(568)	$31,423

See accompanying notes.

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Operating activities:
Net loss	$(17,099)	$(15,981)	$(8,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,934	2,831	2,879
Amortization	313	265	213
Deferred income taxes	(9)	—	(18)
Deferred revenue	(84)	(10)	378
Deferred compensation	178	187	183
Stock compensation	105	119	105
Changes in operating assets and liabilities:
Trade accounts receivable	(258)	1,926	(3,111)
Inventories	(1,076)	340	(547)
Accounts payable, accrued expenses and other	1,656	(729)	1,378

Net cash used in operating activities	(13,340)	(11,052)	(7,326)
Investing activities:
Acquisitions of fixed assets, net	(1,751)	(955)	(1,412)
Intangible asset costs	(4,080)	(1,078)	(507)
Deferred transaction costs	(1,741)	—	—
Purchases of marketable securities	—	(11,511)	—
Proceeds from maturities of marketable securities	7,255	2,000	—

Net cash used in investing activities	(317)	(11,544)	(1,919)
Financing activities:
Proceeds from loans and notes payable	28,983	29,616	2,800
Repayments of loans and notes payable	(25,958)	(26,947)	(9,500)
Issuance of common stock, net	1,841	30,661	17,454

Net cash provided by financing activities	4,866	33,330	10,754
Effect of exchange rate changes on cash and cash equivalents	308	(35)	(44)

Net (decrease) increase in cash and cash equivalents	(8,483)	10,699	1,465
Cash and cash equivalents at beginning of year	12,903	2,204	739

Cash and cash equivalents at end of year	$4,420	$12,903	$2,204

See accompanying notes.

PENWEST PHARMACEUTICALS CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) develops pharmaceutical products based on innovative oral drug delivery technologies. Based on its fundamental expertise in tabletting ingredients, the Company has developed its proprietary TIMERx® controlled release drug delivery technology, which is applicable to a broad range of orally administered drugs.

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business (the “Asset Sale”) to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. The Company received $39.5 million in cash and a promissory note of $2.25 million in consideration for the excipient business. The Company intends to use the proceeds of the sale of its excipient business to expand its drug delivery business. In the first quarter of 2003, the Company will report the results of the excipient business as a discontinued operation. During the years ended December 31, 2002, 2001 and 2000, revenues from the sale of excipient products were 87%, 86% and 79%, respectively, of total revenues (see Note 18).

     Prior to the sale of its excipient business, the Company had revenues in 2002, 2001, and 2000, of $42.0, $40.0, and $42.1, million, respectively. The Company had manufacturing facilities in Iowa and Finland and had customers primarily throughout North America and Europe.

     The Company has incurred recurring operating losses and has had negative cash flows from operations for each of the three years in the period ended December 31, 2002 and, based on anticipated levels of operations; management expects operating losses and negative cash flows during 2003 and the first half of 2004. Management anticipates that its existing capital resources, including the proceeds from the sale of its excipient business, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will enable the Company to fund its currently planned operations, including its planned increase in drug development and commercialization efforts, through late 2004. The Company may require additional capital to fund its future operations and working capital needs depending on its discretionary level of research and development spending to develop new products for its drug development pipeline and for research of new drug delivery technologies. Although the Company believes that it would be successful in raising additional capital, there is no guarantee that it will be able to raise such funds on terms that will be satisfactory to the Company.

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

Credit Risk and Fair Value of Financial Instruments

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that have significant cash resources. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. One customer of the Company accounted for approximately 11%, 12% and 19% of total revenues in 2002, 2001 and 2000, respectively.

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

     The carrying value of financial instruments, which includes cash, cash equivalents, marketable securities, receivables, obligations under the Company’s loans and notes payable (see Note 10) and accounts payable, approximates fair value due to the short term nature of these instruments.

Long-Lived Assets

     Fixed assets are recorded at cost and depreciated by the straight-line method over their estimated useful lives. Estimated useful lives by class of assets are substantially as follows:

Buildings	20-25 years
Machinery and equipment	10-12 years
Office furniture, equipment and software	5-10 years

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Boards No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and expands the scope of a discontinued operation to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not impact the Company’s financial position or results of operations.

     The Company reviews the recoverability of its long-lived assets, including definite-lived intangible assets whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.

Foreign Currencies

     Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. For each of the foreign operations, the functional currency is the local currency. Accumulated other comprehensive loss includes the cumulative translation adjustments, which is a component of other comprehensive loss included in the Company’s financial statements. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations. Foreign currency transaction gains and losses were not significant in each year in the three year period ended December 31, 2002.

Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in shareholders’ equity that are excluded from net loss and include changes in unrealized gains on marketable securities and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2002, 2001, and 2000 has been reflected in the Consolidated Statements of Shareholders’ Equity.

Income Taxes

     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during 2002, 2001, and 2000, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.

Revenue Recognition

     Revenues from product sales are recognized when title transfers and customer acceptance provisions have lapsed, provided collections of the related accounts receivable are probable. Revenue received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete stage of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

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

Per Share Data

     Loss per common share is computed based on the weighted average number of common shares outstanding during the period. For all years reported, diluted loss per share was the equivalent of basic loss per share due to the respective net losses. No dilution for common share equivalents is included in 2002, 2001, and 2000, as the effects would be antidilutive.

Stock Options

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, in 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company’s 2002 consolidated results of operations, financial position or cash flows.

     At December 31, 2002, the Company maintained two stock-based employee compensation plans (see Note 11). The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation expense is reflected in net loss as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     Consistent with the method described in SFAS No. 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net loss and loss per share would have been increased to the pro forma amounts indicated below:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss — as reported	$(17,099)	$(15,981)	$(8,786)
Net loss — pro forma	$(19,903)	$(17,602)	$(9,579)
Net loss per share, basic and diluted — as reported	$(1.11)	$(1.15)	$(0.71)
Net loss per share, basic and diluted — pro forma	$(1.29)	$(1.27)	$(0.78)

3. CHANGE IN ACCOUNTING PRINCIPLE

     Prior to the fourth quarter of 2000, the Company recognized revenue for upfront non-refundable fees when received and when all contractual obligations of the Company relating to the fees had been fulfilled. In addition, the Company previously recognized revenue relating to development milestones and other contractual fees as achieved, in accordance with the terms of the collaboration agreements. Effective January 1, 2000, the Company changed its method of accounting for upfront non-refundable fees and milestone fees. Revenue received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete state of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”).

     In the fourth quarter of 2000, the Company adopted SAB No. 101 effective January 1, 2000. The cumulative effect of the change in accounting principle was reported as a change in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining related collaborative or licensing and supply agreements, as appropriate. For the year ended December 31, 2000, the cumulative effect of the change on prior years was to increase the net loss by $410,000 or $0.03 per share. The effect of the change on loss before cumulative effect of the change for the year ended December 31, 2000 was to decrease the net loss by $32,000. The pro forma amounts presented on the statement of operations were calculated assuming the accounting change was made retroactively to prior years. During the years ended December 31, 2002, 2001 and 2000, the Company recognized $41,000, $59,000 and $204,000, respectively, of revenue/income that is included in its cumulative effect adjustment as of January 1, 2000.

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The statement will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this new statement.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of the statement had no impact on the Company’s financial position or results of operations (see Note 2).

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

5. MARKETABLE SECURITIES

     The amortized costs and estimated fair values of marketable securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(IN THOUSANDS)
December 31, 2002
Corporate debt securities	$2,042	$15	$—	$2,057

December 31, 2001
Corporate debt securities	$7,562	$52	$—	$7,614
U.S. government agency-backed discounted notes	1,995	—	—	1,995

Total debt securities	$9,557	$52	$—	$9,609

     Maturities of debt securities at fair value as of December 31, 2002, are as follows (in thousands):

Contractual maturity:
Maturing in one year or less	$2,057

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

6. INVENTORIES

     Inventories, which consist of raw materials, pharmaceutical excipients manufactured by the Company, and pharmaceutical excipients held for distribution, including manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market.

     Inventories are summarized as follows:

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
Raw materials	$1,511	$1,558
Finished products	7,421	6,299

Total inventories	$8,932	$7,857

     Included in inventories are approximately $461,000 and $191,000 of TIMERx raw materials and bulk TIMERx as of December 31, 2002 and 2001, respectively.

     The Company periodically reviews and quality tests its inventory to identify obsolete, slow moving or otherwise unsaleable inventories. Inventories at December 31, 2002 and 2001 are net of allowances of $104,000 and $255,000, respectively.

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

7. FIXED ASSETS

     Fixed assets, at cost, summarized by major categories, consist of the following:

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
Buildings, equipment and software	$35,618	$34,264
Land	696	696
Construction in progress	901	700

	37,215	35,660
Less: accumulated depreciation	22,802	20,093

	$14,413	$15,567

     The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. For the year ended December 31, 2002, the Company capitalized $606,000 of software development costs that are primarily related to the development of the Company’s enterprise-wide software systems. No such costs were capitalized for the year ended December 31, 2001. The Company includes these costs within buildings, equipment, and software and generally depreciates the software development costs over a period of five to seven years, once the systems are placed in service.

8. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, consist of the following:

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
Patents, net of accumulated amortization of $990 and $770	$4,240	$3,545
Other intangibles including acquired trademarks and other intellectual property, net of accumulated amortization of $50 in 2002 (see Note 18)	2,950	—

	$7,190	$3,545

     Patents include costs to secure patents on technology developed by the Company. Patents are amortized on a straight-line basis over their useful lives of 17 to 20 years. Amortization expense of $313,000, $193,000, and $155,000, was recorded in the years ended December 31, 2002, 2001, and 2000, respectively.

     Other intangibles include the cost to acquire assets including trademarks and other intellectual property related to an excipient product, Pruv, for $3 million, from AstraZeneca AB on October 25, 2002. These assets are amortized on a straight-line basis over their estimated useful lives of 10 years. Amortization expense of $50,000 was recorded in the year ended December 31, 2002.

     Recorded intangibles are evaluated for potential impairment whenever events or circumstances indicate that the undiscounted cash flows are not sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the asset’s carrying value is in excess of related discounted cash flows. During the fourth quarters of 2002 and 2001, the Company recorded an impairment loss of $121,000 and $167,000, respectively, net of accumulated amortization, relating to its patents. Such impairment loss is reflected in research and product development expense on the consolidated statements of operations.

     Goodwill was amortized on a straight-line basis over ten years and was recorded upon the acquisition of the Company by its former parent company. There is no goodwill as of December 31, 2002. Amortization expense for goodwill approximated $72,000 for 2001 and $58,000 for 2000.

9. OTHER ASSETS

     Other assets relate to cash surrender values of officer’s life insurance policies, and totaled $2,860,000, and $2,738,000 as of December 31, 2002 and 2001, respectively.

10. LOANS AND NOTES PAYABLE

     Amounts outstanding under loans and notes payable are summarized below:

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
Revolving line of credit	$2,807	$2,668
Note payable to AstraZeneca AB	2,250	—
Business insurance premium financing	636	—

	$5,693	$2,668

Credit Facilities

     On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company may borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, are included in the borrowing base. Amounts outstanding under the Revolver are collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver has an initial term of three years, and provides for annual renewals thereafter. On February 27, 2003, the Company paid off and terminated the Revolver in connection with the sale of its excipient business (see Note 18).

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

     As of December 31, 2002, the interest rate on the Revolver was 5.25% and approximately $2.8 million was outstanding.

     A $15 million unsecured revolving credit facility, previously obtained by the Company in July 1998, was repaid in March 2000 in connection with the Company’s private placement of common stock (see Note 11).

Note Payable to AstraZeneca AB

     As part of the Company’s agreement to acquire assets including trademarks and other intellectual property related to an excipient product, Pruv, for $3 million (see Note 8), on October 25, 2002, the Company issued a note to the seller, AstraZeneca AB, in the principal amount of $2.25 million. Under the agreement, the note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale, which occurred in February 2003. As a result, this note was paid in full in February 2003 (see Note 18).

Business Insurance Premium Financing

     On September 24, 2002, the Company entered into a Premium Finance Agreement (a “Finance Agreement”) through which it financed approximated $1.1 million of premiums payable in connection with the annual renewal of its general business insurance. Under the Finance Agreement, Penwest is required to repay the amount financed in equal monthly installments through June 2003, plus interest at a rate of 3.11% per annum. In addition, the Company assigned, as a security interest, any and all unearned premiums or other amounts which may become payable to the Company under the insurance policies.

     Approximately $243,000, $214,000, and $147,000, of total interest was paid in 2002, 2001, and 2000, respectively. The weighted average interest rate for all short term borrowings at December 31, 2002 was 2.94%.

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

Penwest Stock Option Plans

     As of December 31, 2001 the Company had two stock option plans: the 1997 Equity Incentive Plan (the “1997 Plan”), and the 1998 Spin-off Option Plan (the “Spin-off Plan”). The 1997 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into Common Stock and the grant of stock appreciation rights (collectively “Awards”). A total of 2,660,000 shares of Common Stock may be issued pursuant to Awards granted under the 1997 Plan. Awards may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant subject to certain limitations. Restricted stock awards entitle recipients to acquire shares of Common Stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. In 1998, a total of 52,500 restricted shares were granted. No such shares were granted in 2002, 2001, 2000 or 1999.

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

     The following table presents a summary of the Company’s stock option activity and related information for the years ended December 31:

		OPTION PRICE	WTD. AVERAGE
	SHARES	RANGE	EXERCISE PRICE

BALANCE, DECEMBER 31, 1999	1,906,743	$3.70 - 9.21	$6.41
2000
Granted	597,925	$7.35 - 14.38	$11.82
Exercised	(105,302)	$4.06 - 8.67	$5.98
Cancelled	(136,010)	$5.26 - 12.75	$7.59

Balance, December 31, 2000	2,263,356	$3.70 - 14.38	$7.77

Options Exercisable	1,072,947	$3.70 - 10.78	$6.30

2001
Granted	382,501	$8.58 - 18.18	$12.65
Exercised	(135,842)	$3.70 - 8.88	$6.38
Cancelled	(230,000)	$6.38 - 11.81	$11.72

Balance, December 31, 2001	2,280,015	$3.70 - 18.18	$8.26

Options Exercisable	1,381,264	$3.70 - 14.38	$7.28

2002
Granted	291,087	$6.15 - 19.76	$15.89
Exercised	(163,113)	$4.06 - 11.81	$8.51
Cancelled	(8,875)	$15.47 - 19.76	$18.85

Balance, December 31, 2002	2,399,114	$3.70 - 19.76	$9.37

Options Exercisable	1,566,988	$3.70 - 18.18	$7.66

     The weighted average fair value of options granted during the years ended December 31, 2002, 2001, and 2000, was $11.51, $8.03, and $11.92, respectively. The weighted average remaining contractual life of options outstanding at December 31, 2002 is 5.5 years. The weighted effect of applying SFAS No. 123 for providing pro forma disclosures for the years ended December 31, 2002, 2001, 2000, is not likely to be representative of the effects in future years because the amounts above reflect only the options granted before 1995 that vest over four to five years. No additional Penford shares were granted to the Company employees subsequent to December 31, 1997.

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	None	None	None
Risk free interest rate	4.9%	5.5%	6.1%
Expected volatility	69%	52%	82%
Expected life of options	7.5 years	7.5 years	7.5 years

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. There were 12,282 shares, 10,696 shares, and 20,415 shares issued under the Plan during 2002, 2001, and 2000, respectively.

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

12. COMMITMENTS

Leases

     The Company’s manufacturing facility in Finland is leased under a three-year operating lease which includes renewal options with annual rental expense of approximately $216,000 plus additional charges determined on a month-to-month basis for equipment and warehouse usage. In addition, certain of the Company’s property, plant and equipment is leased under operating leases ranging from one to fifteen years and includes periodic escalation clauses based on rental market conditions as well as insurance rent payments. Rental expense under operating leases was $828,000, $683,000, and $583,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

     Future minimum lease payments as of December 31, 2002 for noncancellable operating leases having initial lease terms of more than one year are as follows:

OPERATING
LEASES

(IN THOUSANDS)
2003	792
2004	515
2005	367
2006	353
2007	28
Thereafter	28

Total minimum lease payments	$2,083

13. INCOME TAXES

     The provision (benefit) for federal, state and foreign income taxes consists of the following:

	2002	2001	2000

	(IN THOUSANDS)
Federal:
Deferred	$—	$—	$—
Foreign:
Current	386	473	290
Deferred	(9)	—	(18)
State:
Current	23	30	30
Deferred	—	—	—

	$400	$503	$302

     The reconciliation between the statutory tax rate and those reflected in the Company’s income tax provision (benefit) is as follows:

	2002	2001	2000

Statutory tax rate	(34)%	(34)%	(34)%
Valuation allowance	37	40	36
Foreign taxes	(1)	(1)	1
Other	—	(2)	1

	2%	3%	4%

     The components of deferred income tax (assets) and liabilities at December 31 are as follows:

	2002	2001

	(IN THOUSANDS)
Trade accounts receivable allowance	$(68)	$(85)
Inventory allowance and basis differences	(274)	(331)
Deferred compensation and SERP liability	(1,115)	(1,047)
Deferred revenue	(110)	(142)
Tax credit carryforward	(1,396)	(467)
Net operating loss carryforwards	(23,393)	(16,021)
Other	(151)	(164)

Total deferred tax assets	(26,507)	(18,257)

Depreciation and amortization	2,934	3,232
Other	477	337

Total deferred tax liabilities	3,411	3,569

Net deferred tax asset before valuation allowance	(23,096)	(14,688)
Valuation allowance	23,292	14,893

Net deferred tax liability	$196	$205

     The Company’s income tax payments, primarily comprised of foreign income taxes, approximated $655,000, $342,000, and $371,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

     At December 31, 2002, the Company has federal net operating loss (“NOL”) carryforwards of $60,573,000 for income tax purposes, of which approximately $6,188,000, $8,407,000, $9,135,000, $17,752,000 and $19,091,000 expire in 2018, 2019, 2020, 2021, and 2022 respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1,382,000, of which $299,000 $306,000 and $777,000 expire in 2019, 2020, and 2021 respectively. The use of the NOLs and research and development tax credit carryforwards are limited to future taxable earnings of the Company. For financial reporting purposes at December 31, 2002, a valuation allowance of $23.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carry-forward. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.

     The Company’s policy is to permanently reinvest foreign earnings. Accumulated foreign earnings, for which no deferred taxes have been provided, amounted to $5,922,000, $5,043,000, and $3,794,000 as of December 31, 2002, 2001, and 2000, respectively. If such earnings were to be repatriated, the income tax effect would not be significant (see Note 18).

     Included in the loss before income taxes is foreign income of $1,247,000, $1,651,000, and $977,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

14. RETIREMENT PLANS AND OTHER EMPLOYEE BENEFITS

     Savings Plan

     Company employees participate in the Penwest Pharmaceuticals Co. Savings Plan, a defined contribution plan generally covering all of its U.S. employees. Under the Plan, the Company may make quarterly employer matching contributions as defined in the Plan agreement, in an amount equal to a percentage of each participant’s pre-tax contributions to the Plan up to 6% of earnings. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer contribution portion of their accounts, as well as any earnings thereon is based on years of credited service and vest over a four-year period. The Company’s expense under the Plan was $296,000, $227,000, and $237,000 for 2002, 2001 and 2000, respectively.

     The Plan also includes a discretionary annual profit-sharing component that is awarded by Penwest’s Board of Directors generally based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plan. There was no profit sharing expense in 2002, 2001, or 2000.

Supplemental Executive Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the Chairman and Chief Executive Officer of Penwest. For 2002, 2001, and 2000, the net expense for the SERP incurred by Penwest was $106,000, $125,000, and $122,000, respectively. The Company does not fund this liability and no assets are held by the Plan. The following disclosures summarize information relating to the Plan.

     Change in benefit obligation (in thousands):

	2002	2001

Benefit obligation at beginning of period	$1,580	$1,453
Service cost	(22)	(19)
Interest cost	113	108
Actuarial gains	168	38

Benefit obligation at December 31,	$1,839	$1,580

     Funded status (in thousands):

	2002	2001

Funded status (unfunded)	$(1,839)	$(1,580)
Unrecognized net transition obligation	100	160
Unrecognized prior service cost	31	51
Unrecognized net actuarial gain	(318)	(550)

Net amount recognized at December 31, (included in deferred compensation)	$(2,026)	$(1,919)

     Components of net periodic benefit cost (in thousands):

	2002	2001

Service cost	$(22)	$(19)
Interest cost	113	108
Amortization of unrecognized transition obligation	60	60
Amortization of prior service cost	20	49
Amortization of gains	(65)	(73)

Net periodic benefit cost	$106	$125

     The Plan’s accumulated benefit obligation at December 31, 2002 and 2001 was $1,363,000 and $1,356,000, respectively. The Company’s benefit obligation was measured using a weighted average discount rate of 6.75% and 7.25% in 2002 and 2001, respectively, and a compensation increase of 4% and 4% in 2002 and 2001, respectively. The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan.

Health Care and Life Insurance Benefits

     The Company offers health care and life insurance benefits to most active employees. Costs incurred for these benefits were $873,000, $732,000, and $682,000, in 2002, 2001, and 2000, respectively.

15. LICENSING AGREEMENTS

     The Company enters into collaborative arrangements with pharmaceutical companies for the completion of late-stage clinical development, manufacturing and marketing of its products under development.

     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of an extended release formulation of oxymorphone based on the Company’s TIMERx technology. Endo is a fully integrated specialty pharmaceutical company with a market leadership in pain management. Endo has a broad product line including 20 branded products that include the established brands such as Percodan ®, Percocet®, and Lidoderm®. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

     Under the strategic alliance agreement, the responsibilities of the Company and Endo with respect to the Endo Product are determined by a committee comprised of an equal number of members from each of the Company and Endo (the “Alliance Committee”). During the development of the product, the Company formulated oxymorphone ER and Endo conducted all clinical studies and prepared and filed all regulatory applications. The Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market oxymorphone ER in the United States. The manufacture and marketing outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

     Prior to March 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company gave Endo notice that it is discontinuing its participation in the funding of the development and marketing of oxymorphone ER. The Company believes that its current strategic focus should be on funding products in its development pipeline. As a result of this termination, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs solely through a temporary adjustment in the royalty rate payable to Penwest which shall return to its pre-adjustment level once Endo has recovered such costs. The parties have agreed that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization (as defined in the agreement). This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and certain bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, such prices will be reflected in the determination of net profits.

     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2002 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $34.9 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL.

     Approximately $16,958,000, 16,093,000, and $12,102,000 for the years ended December 31, 2002, 2001, and 2000, respectively, of research and development expense principally related to applications of TIMERx technology to products covered by the Company’s collaborative agreements. Since the collaborative agreements can be terminated by either party, the costs associated with such agreements could be discontinued by the Company. Such costs are typically incurred prior to the receipt of milestones, royalties and other payments.

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

     The Company’s geographic area data for each of the three years ended December 31, 2002, 2001, and 2000 were as follows:

	NORTH		GERMANY AND
	AMERICA	FINLAND	UNITED KINGDOM	ELIMINATIONS	TOTAL

	(IN THOUSANDS)
DECEMBER 31, 2002
Total Revenues	$32,069	$6,699	$12,284	$(9,093)	$41,959
Long-lived Assets	$23,800	$626	$37		$24,463
DECEMBER 31, 2001
Total Revenues	$38,412	$6,912	$3,650	$(8,971)	$40,003
Long-lived Assets	$21,268	$557	$25		$21,850
DECEMBER 31, 2000
Total Revenues	$40,922	$5,708	$2,948	$(7,520)	$42,058
Long-lived Assets	$22,371	$604	$20		$22,995

     Neither the revenues nor long-lived assets in Germany or the United Kingdom, individually or in the aggregate, exceed 10% of total revenues or long-lived assets, respectively, of the Company.

18. Subsequent Events

     On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business (the “Asset Sale”) to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) for $41.75 million, plus the assumption of specified liabilities, subject to a working capital adjustment. The Assets of the excipient business were sold to Rettenmaier, either directly or through the sale of the outstanding capital stock of the three subsidiaries of Penwest that do business in the UK, Germany and Finland. The purchase price included $39.5 million in cash and a promissory note of $2.25 million, with $1.0 million due April 25, 2003 and $1.25 million due May 25, 2004. In the first quarter of 2003, the Company expects to record a gain on the Asset Sale of approximately $9.5 million before taxes, and to report the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net carrying amount of the assets and liabilities at December 31, 2002 was approximately $29 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.2 million. The estimated gain on the Asset Sale is net of transaction related costs, primarily consisting of professional and advisory fees. As of December 31, 2002 these costs approximated $1.7 million and are reflected in the deferred transaction costs on the consolidated balance sheet. During the years ended December 31, 2002, 2001 and 2000, revenues from the sale of excipient products were 87%, 86% and 79%, respectively.

     Prior to the sale of the excipient business, the Company had a revolving line of credit with a financial institution. On February 27, 2003, the Company fully paid down and terminated the Revolver in connection with the Asset Sale.

     As part of the Company’s agreement with AstraZeneca AB to acquire assets including trademarks and other intellectual property related to an excipient product, Pruv, for $3 million, on October 25, 2002, the Company issued a note to AstraZeneca AB in the principal amount of $2.25 million. These assets were included in the Asset Sale (see above). The note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale. As a result, this note was paid in full on February 27, 2003.

     Prior to the sale of the excipient business, the Company owned its office, laboratory and warehouse facility in Patterson, New York, as well as a facility in Cedar Rapids, Iowa, where it manufactured pharmaceutical excipients. As part of the sale of the excipient business, the Company transferred these properties and assigned its lease of a pharmaceutical excipient manufacturing facility in Nastola, Finland. Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office, and research and development space in the Patterson facility until February 2008, initially on a rent-free basis (plus operating expenses) for two years and then pursuant to three successive one-year options at monthly rent payments approximating $14,000, plus operating expenses. In addition, in February 2003, the Company signed a lease agreement for approximately 11,000 square feet of office space in Danbury, Connecticut. This lease has an initial term expiring January 31, 2006, with renewal options through December 30, 2006, and requires that monthly base rents of approximately $20,000 be paid through the initial lease term. The Company plans to move its corporate offices to Danbury effective March 31, 2003.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is as follows (in thousands, except per share data):

	Quarter Ended

	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				(a)
Total revenues	$10,313	$10,261	$11,049	$10,336
Gross profit	3,719	4,031	4,604	4,198
Net loss	$(4,318)	$(5,318)	$(4,476)	$(2,987)

Net loss per share	$(0.28)	$(0.34)	$(0.29)	$(0.19)

	Quarter Ended

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
				(b)
Total revenues	$10,939	$9,515	$9,801	$9,748
Gross profit	4,376	3,698	3,633	3,486
Net loss	$(2,123)	$(3,166)	$(4,125)	$(6,567)

Net loss per share	$(0.17)	$(0.25)	$(0.28)	$(0.43)

(a)	During the fourth quarter of 2002, the following adjustments were recorded:

	i)	The Company recorded the reimbursement of approximately $780,000 of costs from one of its collaborators, as a reduction of research & development expense.

	ii)	The Company recorded an adjustment of approximately $317,000 to reduce the accrual for 2002 bonuses.

	iii)	The Company recorded an impairment loss of approximately $121,000, net of accumulated amortization, relating to its patents.

(b)	During the fourth quarter of 2001, the following adjustment was recorded:

	i)	The Company recorded an impairment loss of approximately $167,000, net of accumulated amortization, relating to its patents.

During years ended December 31, 2002 and 2001, revenues from the sale of excipient products were 87% and 86%, respectively, of total revenues. See Note 18 for further details.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

PENWEST PHARMACEUTICALS CO.
DECEMBER 31, 2002

(IN THOUSANDS)

			Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts-	Deductions-			End of
	of Period	Expenses	Describe	Describe			Period

Year ended December 31, 2002
Allowance for Doubtful Accounts	$220	$12	—	$57	(a	)	$175
Inventory Allowances	$255	$64	—	$215	(b	)	$104
Year ended December 31, 2001
Allowance for Doubtful Accounts	$235	$25	—	$40	(a	)	$220
Inventory Allowances	$26	$324	—	$95	(b	)	$255
Year ended December 31, 2000
Allowance for Doubtful Accounts	$245	$(31)	—	$(21)	(a	)	$235
Inventory Allowances	$277	$334	—	$585	(b	)	$26

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Disposals of unrecoverable inventory costs.

S-1

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

2.1(1)	Purchase Agreement by and between Penwest Pharmaceuticals Co. and Josef Rettenmaier Holding GmBh & Co. KG, dated November 1, 2002.
2.2(2)	Amendment to Purchase Agreement made as of February 26, 2003, by and among Penwest Pharmaceuticals Co., Josef Rettenmaier Holding GmbH & Co. KG, and the other parties named therein.
3.1(3)	Amended and Restated Articles of Incorporation
3.2(4)	Articles of Amendment to the Amended and Restated Articles of Incorporation filed on June 19, 1998.
3.3(3)	Amended and Restated Bylaws of the Company.
3.4(4)	Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Company filed on July 17, 1998.
4.1(3)	Specimen certificate representing the Common Stock.
4.2(4)	Form of Rights Agreement dated as of July 27, 1998 between the Company and the Rights Agent.
10.1(3)+	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.
10.2(3)+	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals, Inc.
10.3(4)	Form of Separation and Distribution Agreement entered into between Registrant and Penford Corporation
10.4(3)+	Product Development, License and Supply Agreement dated February 28, 1997 by and between the Registrant and Sanofi Winthrop S.A., as amended.
10.5(3)+	Agreement dated May 26, 1995 by and between the Registrant and Leiras OY.
+10.6(3)	Agreement dated July 27, 1992 by and between the Registrant and Leiras, OY.
+10.7(5)	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Company
10.8(3)++	1997 Equity Incentive Plan.
10.9(3)++	1997 Employee Stock Purchase Plan.
10.10(3)++	1998 Spinoff Option Plan.
10.11(3)	Form of Excipient Supply Agreement entered into between the Registrant and Penford Corporation.
10.12(4)	Form of Tax Allocation Agreement entered into between the Registrant and Penford Corporation
10.13(3)	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.
10.14(4)+	License Agreement dated December 17, 1997 between Synthelabo and the Registrant.
10.15(4)+	Supply Agreement dated December 17, 1997 between Synthelabo and the Registrant.
10.16(6)	Manufacturing Agreement dated September 27, 2001 between the Company and Draxis Pharma, Inc.
10.17(7)	Royalty Agreement dated September 25, 1992 between the Company and John N. Staniforth.
10.18(7)	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Company and John N. Staniforth.
23	Consent of Ernst & Young LLP
99.1	906 CEO Certification
99.2	906 CFO Certification

(1)	Incorporated by reference to Exhibit A to the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on January 31, 2003.

(2)	Incorporated by reference to Exhibits to the Registrants Current Report on Form 8-K (No. 000-23467) filed with the Commission on February 28, 2003.

(3)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-38389).

(4)	Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form 10 filed with the Commission on June 22, 1998 and July 31, 1998.

(5)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10Q (No. 000-23467) for the quarterly period ended June 30, 2002.

(6)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10Q (No. 000-23467) for the quarterly period ended September 30, 2001.

(7)	Incorporated by reference to Exhibits to the Registrant’s Quarterly Report on Form 10Q (No. 000-23467) for the quarterly period ended March 31, 2002.

+	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.