Form 10-Q
period 2003-03-31
PENWEST PHARMACEUTICALS CO
filed 2003-05-15
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23467

Penwest Pharmaceuticals Co.

(Exact name of registrant as specified in its charter)

Washington	91-1513032
(State of Incorporation)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Suite 11, Danbury, CT (Address of principal executive offices)	06810-5120 (Zip Code)

(877) 736-9378

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2003.

Class	Outstanding

Common stock, par value $.001	15,546,464

PENWEST PHARMACEUTICALS CO.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 2)

	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,163	$1,629
Marketable securities	9,136	2,057
Trade accounts receivable	969	1,078
Inventories:
Raw materials and other	366	149
Finished goods	248	312

	614	461
Prepaid expenses and other current assets	1,951	1,902
Deferred transaction costs	—	1,741
Note receivable	1,000	—
Assets held for sale	—	33,143

Total current assets	34,833	42,011
Fixed assets, net	2,404	2,406
Intangible assets, net	3,133	2,947
Other assets	4,145	2,856

Total assets	$44,515	$50,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$896	$880
Accrued expenses	1,490	2,886
Accrued development costs	1,729	2,785
Taxes payable	318	258
Loans and notes payable	255	5,693
Deferred revenue	—	150
Liabilities held for sale	—	3,004

Total current liabilities	4,688	15,656
Deferred income taxes	118	118
Deferred revenue	128	134
Deferred compensation	2,942	2,889

Total liabilities	7,876	18,797
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 15,527,463 shares at March 31, 2003 and 15,506,259 shares at December 31, 2002	16	16
Additional paid in capital	110,137	110,000
Accumulated deficit	(73,529)	(78,025)
Accumulated other comprehensive income (loss)	15	(568)

Total shareholders’ equity	36,639	31,423

Total liabilities and shareholders’ equity	$44,515	$50,220

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(In thousands,
	except per share data)
Revenues
Product sales	$225	$75
Royalties and licensing fees	947	1,040

Total revenues	1,172	1,115
Cost of revenues	81	26

Gross profit	1,091	1,089
Operating expenses
Selling, general and administrative	2,298	1,523
Research and product development	3,583	4,451

Total operating expenses	5,881	5,974

Operating loss from continuing operations	(4,790)	(4,885)
Investment income	41	130
Interest expense	32	58

Loss from continuing operations before income taxes	(4,781)	(4,813)
Income tax expense	6	6

Loss from continuing operations	(4,787)	(4,819)
Earnings from discontinued operations, net of tax expense of $26 and $141	177	501
Gain on sale of discontinued operations, net of tax expense of $62	9,580	—

Net income (loss)	$4,970	$(4,318)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.31)	$(0.31)
Discontinued operations	0.63	0.03

Net Income (loss)	$0.32	$(0.28)

Weighted average shares of common stock outstanding	15,508	15,398

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(In thousands)
Net cash used in operating activities:
Net Income (Loss)	$4,970	$(4,318)
Less earnings from discontinued operations, net of tax	(177)	(501)
Less gain on sale of discontinued operations, net of tax	(9,580)	—

Loss from continuing operations	(4,787)	(4,819)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations operating activities	(2,004)	3,531

Net cash used in continuing operations operating activities	(6,791)	(1,288)
Net cash provided by (used in) discontinued operations operating activities	874	(109)

Net cash used in operating activities	(5,917)	(1,397)
Investing activities:
Proceeds from sale of discontinued operations, net	37,251	—
Transaction costs paid	(1,350)	—
Acquisitions of fixed assets, net	(109)	(85)
Intangible asset costs	(236)	(266)
Proceeds from maturities of marketable securities	1,000	2,250
Purchases of marketable securities	(7,938)	—

Net cash provided by continuing operations investing activities	28,618	1,899
Net cash used in discontinued operations investing activities	(97)	(64)

Net cash provided by investing activities	28,521	1,835
Financing activities:
Proceeds from loans	1,354	6,055
Repayments of loans	(6,792)	(5,925)
Issuance of common stock, net	87	1,431
Net cash provided by discontinued operations	2,249	—

Net cash (used in) provided by financing activities	(3,102)	1,561
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	32	(30)

Net increase in cash and cash equivalents	19,534	1,969
Cash and cash equivalents at beginning of period	1,629	11,530

Cash and cash equivalents at end of period	$21,163	$13,499

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

      Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business (the “Asset Sale”) to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. The Company intends to use the proceeds of the sale of its excipient business to expand its drug delivery business. In the first quarter of 2003, the Company reported the operating results of the excipient business as a discontinued operation (see Note 8).

      Prior to the sale of its excipient business, the Company had manufacturing facilities in Iowa and Finland.

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      During the quarter ended March 31, 2003, the Company recorded an impairment loss of approximately $214,000, net of accumulated depreciation, relating to equipment of its excipient business. The impaired equipment primarily related to a pulp shredding transfer system which did not function as planned, resulting in the eventual abandonment of the related project and full write-down of its carrying value. This impairment loss is included in earnings from discontinued operations in the condensed consolidated statements of operations.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      As a result of the Asset Sale, the operating results of the excipient business have been presented as discontinued operations in the condensed consolidated statements of operations for the quarters ended

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

March 31, 2003 and 2002 (see Note 8). In order to conform with the current period presentation, certain reclassifications have been made in the prior period financial statements.

3.	Summary of Significant Accounting Policies

Revenue Recognition

      Revenues from product sales are recognized when title transfers and customer acceptance provisions have lapsed, provided collections of the related accounts receivable are probable. Revenue received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete stage of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

Stock Options

      The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company’s 2003 consolidated results of operations, financial position or cash flows.

      At March 31, 2003, the Company maintained two stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation expense is reflected in net loss as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

      Consistent with the method described in SFAS No. 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net income

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(loss) and income (loss) per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) — as reported	$4,970	$(4,318)
Net income (loss) — pro forma	$3,632	$(5,377)
Net income (loss) per share, basic and diluted — as reported	$0.32	$(0.28)
Net income (loss) per share, basic and diluted — pro forma	$0.23	$(0.35)

4.	Recent Accounting Pronouncements

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

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The statement applies to the Company effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

      Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

5.	Loans and Notes Payable

Credit Facilities

      On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company could borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, were included in the borrowing base. Amounts outstanding under the Revolver were collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver had an initial term of three years, and provided for annual renewals thereafter. On February 27, 2003, the

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Company paid off the outstanding balance of $3.3 million and terminated the Revolver in connection with the Asset Sale (see Note 8).

Note Payable to AstraZeneca AB

      On October 25, 2002, the Company entered into an agreement with AstraZeneca AB to acquire from AstraZeneca AB assets related to the excipient product, Pruv, including trademarks and other intellectual property, for a total purchase price of $3 million. Pursuant to this agreement, the Company issued a note to AstraZeneca AB in the principal amount of $2.25 million. Under the agreement, the note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale. As a result, the Company paid off the note in full in February 2003 in connection with the Asset Sale (see Note 8).

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

6.	Income Taxes

      For continuing operations, the effective tax rates for the quarters ended March 31, 2003 and 2002 were essentially zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state income taxes.

      The gain on sale of discontinued operations of approximately $9.6 million, recorded in the quarter ended March 31, 2003, is net of tax expense of $62,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 and $501,000, respectively, for the quarters ended March 31, 2003 and March 31, 2002, are net of tax expenses of $26,000 and $141,000, respectively, or 13% and 22% of pretax earnings, respectively. These tax expenses, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation (see Note 8).

7.	Comprehensive Income (Loss)

      The components of comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Net income (loss)	$4,970	$(4,318)
Foreign currency translation adjustments	109	(114)
Change in unrealized net gains on marketable securities	—	(17)

Comprehensive income (loss)	$5,079	$(4,449)

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Accumulated other comprehensive income (loss) equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive loss included in the Company’s financial statements. Effective on the date of the Asset Sale, accumulated other comprehensive income (loss) is comprised solely of unrealized net gains and losses on marketable securities.

8.	Discontinued Operations

      On February 27, 2003, Penwest sold substantially all of the assets (the “Assets”) used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) for $41.75 million, plus the assumption of specified liabilities, subject to a working capital adjustment which is not yet finalized, but is not expected to be material. The Assets of the excipient business were sold to Rettenmaier, either directly or through the sale of the outstanding capital stock of the three subsidiaries of Penwest that did business in the UK, Germany and Finland. The purchase price included $39.5 million in cash and a non-interest bearing promissory note of $2.25 million, with $1.0 million due April 25, 2003 and $1.25 million due May 25, 2004.

      In the first quarter of 2003, the Company recorded a gain on the Asset Sale of approximately $9.6 million, net of taxes of $62,000, and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million, offset by other net liabilities. The Company restated its December 31, 2002 balance sheet in the consolidated financial statements to reflect the excipient business as a discontinued operation, and accordingly, the assets and liabilities of the excipient business are shown separately as assets held for sale and liabilities held for sale. The estimated gain on the Asset Sale is net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees. As of December 31, 2002 these costs approximated $1.7 million and were reflected as deferred transaction costs on the condensed consolidated balance sheet. Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003, and approximated $9.2 million and $642,000, respectively, for the quarter ended March 31, 2002.

      Prior to the sale of the excipient business, the Company owned its office, laboratory and warehouse facility in Patterson, New York, as well as a facility in Cedar Rapids, Iowa, where it manufactured pharmaceutical excipients. As part of the Asset Sale, the Company transferred these properties and assigned its lease of a pharmaceutical excipient manufacturing facility in Nastola, Finland to Rettenmaier. Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson facility until February 2008, initially on a rent-free basis (plus operating expenses) for two years and then pursuant to three successive one-year options at monthly rent payments approximating $14,000, plus operating expenses. In addition, in February 2003, the Company signed a lease agreement for approximately 11,000 square feet of office space in Danbury, Connecticut. This lease has an initial term expiring January 31, 2006, with renewal options through December 30, 2006, and requires that monthly base rents of approximately $20,000 be paid through the initial lease term. The Company moved its corporate offices to Danbury, Connecticut on March 31, 2003.

9.	Licensing Agreements

      The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with its drug delivery technologies.

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals, Inc. with respect to the development of an extended release formulation of oxymorphone a narcotic analgesic for the treatment of moderate to severe pain based on the Company’s TIMERx technology. This agreement was amended and restated in April 2002. Endo is a fully integrated specialty pharmaceutical company with a market leadership in pain management. Endo has a broad product line including 20 branded products that include the established brands such as Percodan®, Percocet®, and Lidoderm®. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

      Under the strategic alliance agreement, the responsibilities of the Company and Endo with respect to the oxymorphone product are determined by a committee comprised of an equal number of members from each of the Company and Endo (the “Alliance Committee”). During the development of the product, the Company formulated oxymorphone ER and Endo conducted all clinical studies and prepared and filed all regulatory applications. The Company has agreed to manufacture and supply TIMERx material to Endo, and Endo has agreed to manufacture and market oxymorphone ER in the United States. The manufacture and marketing outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

      Prior to March 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company gave Endo notice that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER effective April 17, 2003. The Company believes that its current strategic focus should be on funding products in its development pipeline. As a result of this termination, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs solely through a temporary adjustment in the royalty rate payable to Penwest which shall return to its pre-adjustment level once Endo has recovered such costs. The parties have agreed that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization (as defined in the agreement). This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and certain bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, such prices will be reflected in the determination of net profits.

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

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described below under “Risk Factors.”

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

      Penwest’s product portfolio includes four products utilizing its proprietary controlled release drug delivery technology, that were developed with collaborators and have been approved in various countries. In addition, the Company has a number of product candidates in its drug development pipeline. The most advanced of these is oxymorphone ER, an extended release formulation of oxymorphone incorporating TIMERx technology. The Company is developing oxymorphone ER with Endo. The FDA accepted for filing a new drug application, or NDA, submitted by Endo for oxymorphone ER in February 2003.

      Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. The Company received $1.0 million of the $2.25 million in April 2003. The Company intends to use the proceeds of the sale of its excipient business to expand its drug delivery business. In the first quarter of 2003, the Company reported the operating results of the excipients business as a discontinued operation.

      The Company has incurred net losses since 1994. As of March 31, 2003, the Company’s accumulated deficit was approximately $74 million. The Company expects operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of the Company’s revenues through February 27, 2003 were generated from sales of the Company’s pharmaceutical excipient product line. The Company expects that the balance of its revenues for 2003 will be generated primarily from Mylan royalties, shipments of bulk TIMERx and payments under collaboration agreements. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER; the Company’s ability to use net proceeds from the sale of its excipient business to expand its drug development and delivery business; royalties from Mylan sales of Pfizer 30 mg generic version of Procardia XL; and the level of the Company’s investment in research and development activities.

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

      The Company’s results of operations may fluctuate from quarter to quarter depending on the volume and timing of orders of formulated bulk TIMERx, royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, and on variations in payments under the Company’s collaborative agreements, including payments upon the achievement of specified milestones. The Company’s quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company’s products, the mix of product sales and royalties and licensing fees, competition and regulatory actions.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These policies are important to the portrayal of the Company’s financial condition and results of operations. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, deferred taxes-valuation allowance and impairment of long-lived assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations — Continuing Operations

Quarters Ended March 31, 2003 and 2002

      Total revenues increased by $57,000 or 5% for the first quarter ended March 31, 2003 to $1.2 million, from $1.1 million for the quarter ended March 31, 2002. Product sales increased to $225,000 for the quarter ended March 31, 2003 from $75,000 for the quarter ended March 31, 2002. The increase in product sales was primarily due to the timing of shipments of formulated bulk TIMERx by customers. Royalties and licensing fees decreased by $93,000 for the first quarter of 2003 to $947,000 from $1.0 million in the first quarter of 2002, primarily due to lower royalties from Mylan attributable to Mylan’s decreased sales of Pfizer’s 30 mg generic version of Procardia XL.

      Gross profit was essentially flat at $1.1 million, or 93% of total revenues, for the first quarter of 2003 as compared to $1.1 million or 98% of total revenues, for the first quarter of 2002. The gross profit percentage on revenues decreased primarily due to revenue mix, with proportionately lower royalties than product sales in the first quarter of 2003 as compared with the first quarter of 2002.

      Selling, general and administrative expenses increased by $775,000 to $2.3 million for the first quarter of 2003 as compared to $1.5 million in the first quarter of 2002. The increase in selling, general and administrative expenses was primarily due to the Company’s share of marketing costs incurred in preparation for the launch of oxymorphone ER being developed with Endo, an increase in premiums for business insurance, higher market research costs, and an increase in legal and professional fees. On March 17, 2003, the Company gave Endo notice that it is discontinuing its participation in the funding of the development of oxymorphone ER, effective April 17, 2003. As of result, the first quarter of 2003 includes a full quarter of expenses for oxymorphone ER, but subsequent to April 17, 2003 the Company will not record expenses related to oxymorphone ER.

      Research and product development expenses decreased by $868,000 to $3.6 million for the first quarter of 2003 as compared to $4.5 million in the first quarter of 2002. The Company spent approximately $1.5 million on the development of oxymorphone ER in the first quarter of 2003. This was a decrease of approximately $500,000 due to lower development costs on oxymorphone ER as clinical activity declined in the first quarter of 2003 related to the submission of the NDA for oxymorphone ER in December 2002. The remainder of the decrease was due to the timing of clinical studies for the Company’s other programs. As of March 31, 2003, the Company had several product candidates utilizing TIMERx technology in various stages of clinical trials, the lead candidate being its product for hypertension. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate.

      The most advanced of the Company’s product candidates is oxymorphone ER, which the Company is developing with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, completed the clinical trials for this product in 2002 and the FDA accepted for filing the NDA for oxymorphone ER in February 2003. On March 17, 2003, the Company gave Endo notice that it is discontinuing its participation in the funding of the development of oxymorphone ER, effective April 17, 2003. Accordingly, the Company anticipates it research and development expenses with respect to oxymorphone ER will decrease after April 17, 2003. The Company anticipates using the funds that otherwise would have been expended on oxymorphone ER to increase its investment in the development of additional products utilizing TIMERx technology, and in research and development involving new drug delivery technologies.

      There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized.

      The effective tax rates for the quarters ended March 31, 2003 and 2002 were essentially zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses, and state income taxes.

      The gain on sale of discontinued operations of approximately $9.6 million, recorded in the quarter ended March 31, 2003, is net of tax expense of $62,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 and $501,000, respectively, for the quarters ended March 31, 2003 and March 31, 2002, are net of tax expenses of $26,000 and $141,000, respectively, or 13% and 22% of pretax earnings, respectively. These tax expenses, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation.

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

      The Company is a party to an agreement with Endo with respect to the development of oxymorphone ER. On March 17, 2003, the Company gave Endo notice that the Company is discontinuing its participation in the funding of the development and marketing of oxymorphone ER, effective April 17, 2003. Accordingly, the Company anticipates its research and development, and selling, general and administrative expenses with respect to oxymorphone ER will decrease significantly in 2003 after the first quarter. The Company anticipates using the funds that otherwise would have been expended on oxymorphone ER to increase its investment in the development of additional products utilizing TIMERx technology, and in research and development involving new drug delivery technologies.

      On February 27, 2003, the Company consummated the sale of its excipient business to Rettenmaier. As a result of the sale, the Company had approximately $35 million of net cash proceeds available after the closing, which the Company plans to use to fund development of products in its pipeline as well as the rest of the Company’s operations. However, as a result of the Asset Sale, the Company will no longer derive cash flow from the sale of excipients.

      Prior to the sale of the excipient business, the Company had a revolving line of credit with a financial institution. A portion of the net proceeds from the sale of the excipient business was used to pay the $3.3 million of outstanding borrowings under the line of credit, which was terminated on February 27, 2003.

      As of March 31, 2003, the Company had cash, cash equivalents, and short-term investments of $30.3 million, which includes the net cash proceeds from the sale of the Company’s excipient business. The Company has no committed sources of capital other than Rettenmaier’s commitment to repay the Company pursuant to promissory notes, of which $1.0 million was received in April 2003 and $1.25 million is due in May 2004, in connection with the sale of the excipient business.

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

      The Company had negative cash flow from operations for the quarter ended March 31, 2003 of $5.9 million, primarily due to a loss from continuing operations in the period of $4.8 million. The Company had negative cash flow from operations for the quarter ended March 31, 2002 of $1.4 million, primarily due to the loss from continuing operations of $4.8 million, partially offset by increases in accounts payable and accrued expenses of $2.3 million. The Company also had the cash proceeds from the Asset Sale of $39.5 million, less cash of $2.2 million, included in the net assets sold, in the first quarter of 2003, partially offset by the repayments of loans related to the excipients business as well as the payment of transaction costs related to the Asset Sale. Funds expended for intangible assets includes the cost to secure patents on technology developed by the Company. The Company expects that its cash flow in 2003 will differ from its cash flow during 2002 because the Company will no longer derive revenues from sales of its excipient products nor will it incur expenses in connection with its excipient business, except for the revenues and expenses during the period ended February 26, 2003.

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

Contractual Obligations

      The Company’s major outstanding contractual cash obligations relate to its operating leases, primarily for facilities. Below is a table summarizing the Company’s contractual obligations and commercial commitments, including non-cancelable operating leases having initial lease terms of more than one year, as of March 31, 2003 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years

Loans and Notes Payable	$255	$255	$—	$—	$—
Operating Leases	837	280	536	21	—

Total Contractual Obligations	$1,092	$535	$536	$21	$—

Net Operating Loss Carryforwards

      At March 31, 2003, the Company had federal net operating loss (“NOL”) carryforwards of approximately $60.6 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.8 million and $19.1 million expire in 2018, 2019, 2020, 2021 and 2022, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $1.4 million of which $299,000; $306,000 and $777,000 expire in 2019, 2020, and 2021, respectively. The use of the NOLs and research and development tax credit carryforwards are limited to future taxable earnings of the Company. Due to the degree of uncertainty related to the ultimate realization of such carryforwards, at March 31, 2003, a valuation allowance of approximately $23.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses may be subject to a limitation due to the ownership change provisions of the Internal Revenue Code. The Company expects to use approximately $1.4 million of NOL carryforwards to offset the Company’s taxable capital gains and ordinary income from the sale of the excipient business.

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

We have not been profitable and expect to continue to incur substantial losses

      We have incurred net losses since 1994, including net losses of $17.1 million, $16.0 million and $8.8 million, during 2002, 2001, and 2000, respectively. For the first quarter of 2003, we had a net loss from continuing operations of $4.8 million, which was offset by income from discontinued operations of $177,000 and a gain on the sale of the excipient business of $9.6 million. This resulted in an overall gain for the quarter of $5.0 million. As of March 31, 2003, our accumulated deficit was approximately $73.5 million.

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

We require additional funding, which may be difficult to obtain

      As of March 31, 2003, we had cash, cash equivalents, and short-term investments of $30.3 million. In February 2003, we received net proceeds from the sale of our excipient business available after closing of approximately $35 million. We have no committed sources of capital other than Rettenmaier’s commitment to pay $1.25 million in May 2004 in connection with the sale of the excipient business.

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

      We have had negative cash flows and net losses since 1994. See “— We have not been profitable and expect to incur substantial losses” for a discussion of our risk of continued losses. We expect negative cash flows from operations to continue until substantial sales of products commercialized utilizing TIMERx technology occur, particularly because we expect our operating expenses to continue to increase in the future, including our research and development expenses, as our product development efforts accelerate.

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

Market Risk and Risk Management Policies

      Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates and other market changes. Market risk is attributed to all market sensitive financial instruments, including debt instruments. The operations of the Company are exposed to financial market risks, primarily changes in interest rates. The Company’s interest rate risk primarily relates to its investments in marketable securities.

      The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities primarily consist of corporate debt, certificates of deposit and U.S. Government Agency-backed notes, and approximated $9.1 million at March 31, 2003. These securities have contractual maturity dates of up to eleven months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At March 31, 2003, market values approximated carrying values. At March 31, 2003, the Company had approximately $30.3 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $303,000.

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

      b.     Reports on Form 8-K.

      On February 27, 2003, the Company filed a report on Form 8-K announcing it had completed its sale of substantially all of the assets used in its excipient business to subsidiaries and affiliates of privately held Josef Rettenmaier Holding GmbH & Co. KG for $39.5 million in cash and a promissory note of $2.25 million.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

/s/ JENNIFER L. GOOD

Jennifer L. Good
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2003

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

Date: May 15, 2003

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

/s/ JENNIFER L. GOOD

Jennifer L. Good
Sr. Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Lease Agreement dated as of February 3, 2003 by and between Union Carbide Corporation and Penwest Pharmaceuticals Co.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002