Form 10-Q
period 2003-06-30
PENWEST PHARMACEUTICALS CO
filed 2003-08-14
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23467

Penwest Pharmaceuticals Co.

(Exact name of registrant as specified in its charter)

Washington	91-1513032
(State of Incorporation)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Suite 11, Danbury, Connecticut (Address of principal executive offices)	06810-5120 (Zip Code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2003.

Class	Outstanding

Common stock, par value $.001	18,167,311

PENWEST PHARMACEUTICALS CO.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 2)

	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,639	$1,629
Marketable securities	10,193	2,057
Trade accounts receivable	1,250	1,078
Inventories:
Raw materials and other	372	149
Finished goods	370	312

	742	461
Prepaid expenses and other current assets	756	1,902
Deferred transaction costs	—	1,741
Note receivable	1,250	—
Assets held for sale	—	33,143

Total current assets	29,830	42,011
Fixed assets, net	2,759	2,406
Intangible assets, net	3,230	2,947
Other assets	2,938	2,856

Total assets	$38,757	$50,220

Current liabilities:
Accounts payable	$726	$880
Accrued expenses	1,806	2,886
Accrued development costs	2,817	2,785
Taxes payable	349	258
Loans and notes payable	—	5,693
Deferred revenue	—	150
Liabilities held for sale	—	3,004

Total current liabilities	5,698	15,656
Deferred income taxes	118	118
Deferred revenue	121	134
Deferred compensation	2,938	2,889

Total liabilities	8,875	18,797
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 15,632,809 shares at June 30, 2003 and 15,506,259 shares at December 31, 2002	16	16
Additional paid in capital	110,991	110,000
Accumulated deficit	(81,134)	(78,025)
Accumulated other comprehensive income (loss)	9	(568)

Total shareholders’ equity	29,882	31,423

Total liabilities and shareholders’ equity	$38,757	$50,220

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands,
	except per share data)
Revenues
Product sales	$230	$75
Royalties and licensing fees	1,019	1,193

Total revenues	1,249	1,268
Cost of revenues	63	35

Gross profit	1,186	1,233
Operating expenses
Selling, general and administrative	3,226	1,954
Research and product development	5,559	5,353

Total operating expenses	8,785	7,307

Operating loss from continuing operations	(7,599)	(6,074)
Investment income	79	112
Interest expense	2	62

Loss from continuing operations before income taxes	(7,522)	(6,024)
Income tax expense	—	—

Loss from continuing operations	(7,522)	(6,024)
Earnings from discontinued operations, net of tax expense of $80	—	706
Working capital adjustment on sale of discontinued operations, net of tax benefit of $11	(83)	—

Net loss	$(7,605)	$(5,318)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.48)	$(0.39)
Discontinued operations	(0.01)	0.05

Net loss per common share	$(0.49)	$(0.34)

Weighted average shares of common stock outstanding	15,572	15,466

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands,
	except per share data)
Revenues
Product sales	$455	$150
Royalties and licensing fees	1,966	2,233

Total revenues	2,421	2,383
Cost of revenues	144	61

Gross profit	2,277	2,322
Operating expenses
Selling, general and administrative	5,530	3,483
Research and product development	9,142	9,804

Total operating expenses	14,672	13,287

Operating loss from continuing operations	(12,395)	(10,965)
Investment income	120	242
Interest expense	34	120

Loss from continuing operations before income taxes	(12,309)	(10,843)
Income tax expense	—	—

Loss from continuing operations	(12,309)	(10,843)
Earnings from discontinued operations, net of tax expense of $26 and $221	177	1,207
Gain on sale of discontinued operations, net of tax expense of $51	9,497	—

Net loss	$(2,635)	$(9,636)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.79)	$(0.70)
Discontinued operations	0.62	0.08

Net loss per common share	$(0.17)	$(0.62)

Weighted average shares of common stock outstanding	15,540	15,432

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)

	(In thousands)
Net cash used in operating activities:
Net loss	$(2,635)	$(9,636)
Less earnings from discontinued operations, net of tax	(177)	(1,207)
Less gain on sale of discontinued operations, net of tax	(9,497)	—

Loss from continuing operations	(12,309)	(10,843)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations operating activities	225	1,421

Net cash used in continuing operations operating activities	(12,084)	(9,422)
Net cash provided by discontinued operations operating activities	874	225

Net cash used in operating activities	(11,210)	(9,197)
Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs paid of $1,351.	36,900	—
Acquisitions of fixed assets, net	(635)	(103)
Intangible asset costs	(386)	(357)
Proceeds from maturities of marketable securities	1,000	3,250
Purchases of marketable securities	(9,035)	—

Net cash provided by continuing operations investing activities	27,844	2,790
Net cash used in discontinued operations investing activities	(97)	(308)

Net cash provided by investing activities	27,747	2,482
Financing activities:
Proceeds from loans	1,354	12,284
Repayments of loans	(7,047)	(12,115)
Issuance of common stock, net	885	1,715
Net cash provided by discontinued operations	2,249	—

Net cash (used in) provided by financing activities	(2,559)	1,884
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	32	(30)

Net increase (decrease) in cash and cash equivalents	14,010	(4,861)
Cash and cash equivalents at beginning of period	1,629	11,530

Cash and cash equivalents at end of period	$15,639	$6,669

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

      Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business (the “Asset Sale”) to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. The Company used approximately $5.5 million of proceeds of the sale of its excipient business to repay debt (see Note 5) and intends to use the balance of the proceeds to expand its drug delivery business. Commencing in the first quarter of 2003, the Company has reported the operating results of the excipient business as a discontinued operation (see Note 8).

      The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company and a requirement for additional funding.

2.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

      During the quarter ended March 31, 2003, the Company recorded an impairment loss of approximately $214,000, net of accumulated depreciation, relating to equipment of its excipient business. The impaired equipment primarily related to a pulp shredding transfer system which did not function as planned, resulting in the eventual abandonment of the related project and full write-down of its carrying value. This impairment loss is included in earnings from discontinued operations in the six months ended June 30, 2003 condensed consolidated statements of operations.

      As a result of the Asset Sale, the operating results of the excipient business have been presented as discontinued operations in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 (see Note 8). In order to conform to the current period presentation, certain reclassifications have been made in the prior period financial statements.

      The balance sheet at December 31, 2002, presented with reclassifications made for the Asset Sale, has been derived from the audited financial statements at that date but does not include all of the information and

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

      At June 30, 2003, the Company maintained two stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the quarter ended June 30, 2003, the Company recorded $106,000 in compensation expense (no related tax effect) in connection with the acceleration of the vesting date of certain stock options. No other stock-based employee compensation expense is reflected in net loss as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

      Consistent with the method described in SFAS No. 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net loss and

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net loss — as reported	$(7,605)	$(5,318)	$(2,635)	$(9,636)
Net loss — pro forma	$(7,636)	$(5,464)	$(4,003)	$(10,842)
Net loss per share, basic and diluted — as reported	$(0.49)	$(0.34)	$(0.17)	$(0.62)
Net loss per share, basic and diluted — pro forma	$(0.49)	$(0.35)	$(0.26)	$(0.70)

4.     Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company’s financial position or results of operations.

      Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

5.     Loans and Notes Payable

Credit Facilities

      On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company could borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, were included in the borrowing base. Amounts outstanding under the Revolver were collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver had an initial term of three years, and provided for annual renewals thereafter. On February 27, 2003, the Company paid off the outstanding balance of $3.3 million and terminated the Revolver in connection with the Asset Sale (see Note 8).

Note Payable to AstraZeneca AB

      On October 25, 2002, the Company entered into an agreement with AstraZeneca AB to acquire from AstraZeneca AB assets related to the excipient product, Pruv, including trademarks and other intellectual property, for a total purchase price of $3 million. Pursuant to this agreement, the Company issued a note to AstraZeneca AB in the principal amount of $2.25 million. Under the agreement, the note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale. As a result, the note was paid in full in February 2003 in connection with the Asset Sale (see Note 8).

Business Insurance Premium Financing

      On September 24, 2002, the Company entered into a Premium Finance Agreement (the “Finance Agreement”) through which it financed approximated $1.1 million of premiums payable in connection with the annual renewal of its general business insurance. Under the Finance Agreement, Penwest was required to

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repay the amount financed in equal monthly installments through June 2003, plus interest at a rate of 3.11% per annum. In addition, the Company assigned, as a security interest, any and all unearned premiums or other amounts which may become payable to the Company under the insurance policies. The amount financed under the Finance Agreement was paid in full in May 2003.

6.     Income Taxes

      For continuing operations, the effective tax rates for the quarters and six months ended June 30, 2003 and 2002, were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

      In the quarter ended June 30, 2003, the Company recorded a working capital adjustment to the gain on sale of discontinued operations of $83,000 (expense), which is net of a tax benefit of $11,000. The gain on sale of discontinued operations of approximately $9.5 million, recorded in the six months ended June 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 and $1,207,000, respectively, for the six months ended June 30, 2003 and June 30, 2002, are net of tax expenses of $26,000 and $221,000, respectively, or 13% and 15% of pretax earnings, respectively. These tax expenses, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation (see Note 8).

7.     Comprehensive Loss

      The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net loss	$(7,605)	$(5,318)	$(2,635)	$(9,636)
Foreign currency translation adjustments	—	722	109	608
Change in unrealized net gains on marketable securities	(6)	26	(6)	9

Comprehensive loss	$(7,611)	$(4,570)	$(2,532)	$(9,019)

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

8.     Discontinued Operations

      On February 27, 2003, Penwest sold substantially all of the assets (the “Assets”) used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) for $41.75 million, plus the assumption of specified liabilities, subject to a working capital adjustment. The Assets of the excipient business were sold to Rettenmaier, either directly or through the sale of the outstanding capital stock of the three subsidiaries of Penwest that did business in the UK, Germany and Finland. The purchase price included $39.5 million in cash and a non-interest bearing promissory note of $2.25 million, with $1.0 million paid in April 2003 and $1.25 million due May 25, 2004.

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of 2003, the Company recorded a gain on the Asset Sale of approximately $9.6 million, net of taxes of $62,000, and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company recorded an expense of $83,000 for the working capital adjustment, net of a tax benefit of $11,000, for a total gain of $9.5 million, net of tax expense of $51,000 for the six months ended June 30, 2003. The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million offset by other net liabilities. The Company has presented its December 31, 2002 balance sheet in the consolidated financial statements to reflect the assets and liabilities of the excipient business separately as assets held for sale and liabilities held for sale. The gain on the Asset Sale is net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees. As of December 31, 2002, these costs approximated $1.7 million and were reflected as deferred transaction costs on the condensed consolidated balance sheet. Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003, and approximated $9.0 million and $786,000, respectively, and $18.2 million and $1.4 million, respectively, for the quarter and six months ended June 30, 2002.

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

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed to manufacture and market oxymorphone ER in the United States. The manufacture and marketing outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

      Prior to March 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company gave Endo notice that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER effective April 17, 2003. As a result of this termination, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to Penwest that will return to its pre-adjustment level once Endo has recovered such costs. The parties have agreed that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization (as defined in the agreement). This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and certain bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, such prices will be reflected in the determination of net profits.

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

10.     Subsequent Events

      On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors, resulting in gross proceeds to the Company of $52.7 million, less fees and expenses estimated to be approximately $3.3 million. In addition, the Company has granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at $26.00 per share. These additional investment rights will become exercisable 90 days after the closing date or, if earlier, upon the effectiveness of a registration statement for the resale of the common stock issued to the investors, and will expire 60 trading days after the effectiveness of such registration statement. The Company intends to use the net proceeds to fund the research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

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

      Penwest’s product portfolio includes four products utilizing its proprietary controlled release drug delivery technology that were developed with collaborators and have been approved in various countries. In addition, the Company has a number of product candidates in its drug development pipeline. The most advanced of these is oxymorphone ER, an extended release formulation of oxymorphone incorporating TIMERx technology. The Company is developing oxymorphone ER with Endo. The FDA accepted for filing a new drug application, or NDA, submitted by Endo for oxymorphone ER in February 2003, and the FDA is currently reviewing the application. On March 17, 2003, the Company exercised its right under the oxymorphone ER agreement and gave Endo notice that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER, effective April 17, 2003.

      Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. The Company received $1.0 million of the $2.25 million promissory note in April 2003 with the balance due in May 2004. The Company intends to use the proceeds of the sale of its excipient business to expand its drug delivery business. Commencing in the first quarter of 2003, the Company reported the operating results of the excipients business as a discontinued operation.

      On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors (the “Private Placement”), resulting in gross proceeds to the Company of $52.7 million, less fees and expenses estimated to be approximately $3.3 million. In addition, the Company has granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at $26.00 per share. These additional investment rights will become exercisable 90 days after the closing date or, if earlier, upon the effectiveness of a registration statement for the resale of the common stock issued to the investors, and will expire 60 trading days after the effectiveness of such registration statement. The Company intends to use the net proceeds to fund the research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

      The Company has incurred net losses since 1994. As of June 30, 2003, the Company’s accumulated deficit was approximately $81.1 million. The Company expects operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of the Company’s revenues through February 27, 2003 were generated from sales of the Company’s pharmaceutical excipient product line. The Company expects that the balance of its revenues for 2003 will be generated primarily from Mylan royalties and shipments of bulk TIMERx. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER; the Company’s ability to use net proceeds from the Asset Sale and the Private Placement to expand its drug development product pipeline; royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL; and the level of the Company’s investment in research and development activities.

      The Company’s strategy includes a significant commitment to spending on research and development targeted at identifying and developing modified release products which can be formulated using the Company’s TIMERx technologies. The Company also expects to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. The Company’s spending in the area of new technology, however, is discretionary and is subject to the Company identifying appropriate opportunities, as well as the availability of funds from the Company’s operations, cash resources, collaborative research and development arrangements and external financing. There can be no assurance when or if the Company will achieve profitability or if it will be able to sustain profitability on a quarterly basis, if at all.

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

      The Company’s results of operations may fluctuate from quarter to quarter depending on the amount and timing of royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, volume and timing of orders of formulated bulk TIMERx, and on variations in payments under the Company’s collaborative agreements, including payments upon the achievement of specified milestones. The Company’s quarterly operating results may also fluctuate depending on other factors, including variations in gross margins of the Company’s products, the mix of product sales and royalty revenues, competition and regulatory actions.

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

Results of Operations — Continuing Operations

     Quarters Ended June 30, 2003 and 2002

      Total revenues for both the second quarter of 2003 and the second quarter of 2002 were $1.2 million. Sales of formulated bulk TIMERx increased to $230,000 for the quarter ended June 30, 2003 from $75,000 for the quarter ended June 30, 2002. The increase in these product sales was primarily due to the timing of shipments of formulated bulk TIMERx to customers. Royalties and licensing fees decreased by $174,000 for the second quarter of 2003 to $1.0 million from $1.2 million in the second quarter of 2002, primarily due to lower royalties from Mylan attributable to Mylan’s decreased sales of Pfizer’s 30 mg generic version of Procardia XL, due to increased generic competition.

      Selling, general and administrative expenses increased by $1.2 million to $3.2 million for the second quarter of 2003 from $2.0 million in the second quarter of 2002. The increase in selling, general and administrative expenses was primarily due to the Company’s marketing costs for oxymorphone ER which increased in preparation for product launch, an increase in premiums for business insurance, increased professional fees associated with business development and accounting services, and increased personnel costs primarily associated with the expansion of the business development and marketing teams. The increase also reflects certain selling, general and administrative overhead expenses being fully absorbed in continuing operations during the quarter ended June 30, 2003, that were previously allocated between continuing operations and discontinuing operations for the quarter ended June 30, 2002. The second quarter of 2003 only includes expenses for oxymorphone ER through April 17, 2003. No selling, general and administrative expenses related to oxymorphone are expected to be incurred during the remainder of 2003, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER.

      Research and product development expenses increased by $206,000 to $5.6 million for the second quarter of 2003 as compared to $5.4 million in the second quarter of 2002. The Company incurred costs of approximately $635,000 on the development of oxymorphone ER in the second quarter of 2003. This was a decrease of approximately $2.3 million from the second quarter of 2002 due to lower development costs on oxymorphone ER as clinical activity declined in the second quarter of 2003 as a result of the submission of the NDA for oxymorphone ER in December 2002, as well as the fact that the Company only funded these research and development expenses through April 17, 2003. Notwithstanding this decrease relating to oxymorphone ER, total research and development expenses increased during the period as the Company conducted clinical trials of several product candidates utilizing TIMERx technology. The majority of the increase in spending was due to the scale-up and preparation for clinical trials for the Company’s hypertension product, PW2101 which began dosing in July 2003. The Company believes these trials will be the final clinical trials for PW2101 before submission to the FDA for approval. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate.

      The most advanced of the Company’s product candidates is oxymorphone ER, which the Company is developing with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, completed the clinical trials for this product in 2002 and the FDA accepted for filing the NDA for oxymorphone ER in February 2003. No research and development expenses are expected to be incurred with respect to oxymorphone ER after April 17, 2003, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER.

      There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized.

      For continuing operations, the effective tax rates for the quarters ended June 30, 2003 and 2002 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

     Six Months Ended June 30, 2003 and 2002

      Total revenues for the six months ended June 30, 2003 and June 30, 2002 were $2.4 million. Product sales increased by $305,000 to $455,000 for the six months ended June 30, 2003 compared to $150,000 for the six months ended June 30, 2002. The increase in product sales was primarily due to the timing of shipments of formulated bulk TIMERx to customers. Royalties and licensing revenues decreased by $267,000 to approximately $2.0 million for the first six months of 2003 as compared to approximately $2.2 million in the comparable period in 2002, primarily due to lower royalties from Mylan, attributable to Mylan’s decreased sales of Pfizer’s 30 mg generic version of Procardia XL, due to increased generic competition.

      Selling, general and administrative expenses increased $2.0 million to approximately $5.5 million for the six months ended June 30, 2003, from $3.5 million for the six months ended June 30, 2002. This increase is primarily attributable to an increase in the Company’s share of marketing expenses on oxymorphone ER, and increases in the cost of business insurance, increased professional fees associated with business development and accounting services, and increased personnel costs primarily associated with the expansion of the business development and marketing teams. The increase also reflects certain selling, general and administrative overhead expenses that were incurred subsequent to February 27, 2003, the date of the Asset Sale, being fully absorbed in continuing operations for the six months ended June 30, 2003, that were previously allocated between continuing operations and discontinuing operations for the six months ended June 30, 2002. The six months ended June 30, 2003 only include expenses for oxymorphone ER through April 17, 2003. No selling, general and administrative expenses related to oxymorphone are expected to be incurred during the remainder of 2003, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER.

      Research and development expenses during the six months ended June 30, 2003 were $9.1 million, compared to $9.8 million for the comparable period of 2002. This lower spending is primarily related to a decrease in the development costs of oxymorphone ER in 2003 compared to the comparable period of 2002, when several clinical trials were underway and the Company was participating in the development costs for the full six months. This decrease was partially offset by increased development costs on other products in the Company’s development pipeline, primarily on the Company’s hypertension product, PW2101.

      For continuing operations, the effective tax rates for the six months ended June 30, 2003 and 2002 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

      The gain on sale of discontinued operations of approximately $9.5 million, recorded in the six months ended June 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 and $1,207,000, respectively, for the six months ended June 30, 2003 and June 30, 2002, are net of tax expenses of $26,000 and $221,000, respectively, or 13% and 15% of pretax earnings, respectively. These tax expenses, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation.

Liquidity and Capital Resources

      Subsequent to August 31, 1998, the date the Company became an independent, publicly-owned company, the Company has funded its operations and capital expenditures with cash flows from the sale of the excipients business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, advances under credit facilities and proceeds from the sale and issuance of shares of common stock.

      The Company is a party to an agreement with Endo with respect to the development of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and marketing of oxymorphone ER. Accordingly, the Company anticipates its research and development and selling, and general and administrative expenses with respect to oxymorphone ER will decrease significantly in 2003 after the first quarter, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER. The Company anticipates using the funds that otherwise would have been expended on oxymorphone ER to increase its investment in the development of additional products utilizing TIMERx technologies and in research and development involving new drug delivery technologies.

      On February 27, 2003, the Company completed the sale of its excipient business to Rettenmaier. As a result of the Asset Sale, the Company had approximately $35 million of net cash proceeds available after the closing, which the Company plans to use to fund development of products in its pipeline as well as the rest of the Company’s operations. However, as a result of the Asset Sale, the Company no longer derives cash flow from the sale of excipients. A portion of the proceeds from the sale of the excipient business was used to pay the $3.3 million of outstanding borrowings under the Company’s line of credit, which was terminated on February 27, 2003. In addition, the Company used the proceeds from the Asset Sale to repay in full a $2.25 million note payable to AstraZeneca AB, incurred in connection with the Company’s acquisition of certain intellectual property related to the excipient business.

      On August 5 and August 6, 2003, the Company sold 2,507,762 shares of common stock through the Private Placement to selected institutional investors, resulting in gross proceeds to the Company of $52.7 million, less fees and expenses estimated to be approximately $3.3 million. In addition, the Company has granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at $26.00 per share. These additional investment rights will become exercisable 90 days after the closing date or, if earlier, upon the effectiveness of a registration statement for the resale of the common stock issued to these investors, and will expire 60 trading days after the effectiveness of such registration statement.

      As of June 30, 2003, the Company had cash, cash equivalents, and short-term investments of $25.8 million, which excludes net cash proceeds of $49.4 million from the Private Placement. The Company has no committed sources of capital other than Rettenmaier’s commitment to repay the Company pursuant to promissory notes, of which $1.0 million was received in April 2003 and $1.25 million is due in May 2004, in connection with the sale of the excipient business.

      The Company had negative cash flow from operations for the six months ended June 30, 2003 of $11.2 million, primarily due to a loss from continuing operations of $12.3 million in the period. The Company had negative cash flow from operations for the six months ended June 30, 2002 of $9.2 million, primarily due to the loss from continuing operations of $10.8 million in the period. Investing activities provided $27.7 million in cash for the six months ended June 30, 2003, primarily reflecting the Company’s receipt of cash proceeds from the Asset Sale of $36.9 million, net of transaction costs paid of $1.4 million. The Company used $2.6 million of cash for financing activities, primarily with respect to the repayment of approximately $5.5 million in loans in connection with the Asset Sale, offset by net cash provided by discontinued operations of approximately $2.2 million. The Company expects that its cash flow in 2003 will differ from its cash flow during 2002 and 2001 because the Company will no longer derive revenues from sales of its excipient products nor will it incur expenses in connection with its excipient business, except for the related revenues and expenses during the period ended February 26, 2003.

      The Company anticipates that its existing capital resources, including the proceeds from the Private Placement, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will be sufficient to fund our operations for the foreseeable future if oxymorphone ER is approved by the FDA during 2004.

      The Company’s requirements for capital in its business are substantial and will depend on many factors, including:

•	the ongoing costs under the Company’s other collaboration agreements;

•	whether oxymorphone ER is approved on a timely basis or at all;

•	whether the Company resumes its participation in the funding of the development and marketing of oxymorphone ER;

•	the structure of any future collaborative or development agreements;

•	the progress of the Company’s collaborative and independent development projects and funding obligations with respect to the projects and the related the costs to the Company of clinical studies for its products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular oxymorphone ER; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

      In addition, if the Company’s existing resources are insufficient to satisfy its need for capital due to a delay in the approval for oxymorphone ER, lower than expected revenues from oxymorphone ER or otherwise, or if the Company acquires additional product candidates or technologies, the Company may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to the Company’s shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to obtain this additional financing, the Company may be required to delay, reduce the scope of, or eliminate one or more of its planned research, development and commercialization activities, which could harm its financial condition and operating results.

Contractual Obligations

      The Company’s major outstanding contractual cash obligations relate to its operating leases, primarily for facilities, and a consulting agreement for an implementation project relating to its information system. Below is a table summarizing the Company’s contractual obligations and non-cancelable commercial commitments, including operating leases having initial lease terms of more than one year, as of June 30, 2003 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years

Operating Leases	$700	$283	$417	$—	$—
Other	580	580	—	—	—

Total	$1,280	$863	$417	$—	$—

Net Operating Loss Carryforwards

      At June 30, 2003, the Company had federal net operating loss (“NOL”) carryforwards of approximately $60.6 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.8 million and $19.1 million expire in 2018, 2019, 2020, 2021 and 2022, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $1.4 million of which $299,000; $306,000 and $777,000 expire in 2019, 2020, and 2021, respectively. The use of the NOLs and research and development tax credit carryforwards are limited to future taxable earnings of the Company. Due to the degree of uncertainty related to the ultimate realization of such carryforwards, at June 30, 2003, a valuation allowance of approximately $23.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses may be subject to a limitation due to the ownership change provisions of the Internal Revenue Code. The Company expects to use approximately $1.4 million of NOL carryforwards (in addition to current year losses) to offset the Company’s taxable capital gains and ordinary income from the sale of the excipient business.

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

We have not been profitable and expect to continue to incur substantial losses

      We have incurred net losses since 1994, including net losses of $17.1 million, $16.0 million and $8.8 million, during 2002, 2001, and 2000, respectively. For the six months ended June 30, 2003, we had a loss from continuing operations of $12.3 million, which was partially offset by income from discontinued operations of $177,000 and a gain on the sale of the excipient business of $9.5 million. This resulted in an overall net loss for the six months ended June 30, 2003 of $2.6 million. As of June 30, 2003, our accumulated deficit was approximately $81.1 million.

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

      Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo;

•	our ability to use the net proceeds from the sale of our excipient business and the net proceeds from the Private Placements to fund the research, development, marketing and commercialization of our products and technologies;

•	royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL; and

•	the level of investment in research and development activities.

      Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing modified release products which can be formulated using our TIMERx and other drug delivery technologies. We also expect to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. Our spending in the area of new technology, however, is discretionary and is subject to the availability of appropriate opportunities and funding.

We are dependent on collaborators to conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell our TIMERx controlled release products

      Many of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. For instance, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. We are also dependent on Sanofi and Leiras to manufacture and market

Slofedipine XL and Cystrin CR, respectively. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.

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

      If we cannot maintain our existing collaborations or establish new collaborations, we would be required to terminate the commercialization of products or undertake commercialization activities at our own expense. Moreover, we have limited experience in conducting full-scale clinical trials, preparing and submitting regulatory applications and manufacturing, marketing and selling the pharmaceutical products. We may not be successful in performing these activities.

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

      We face competition from numerous public and private companies and their extended release technologies, including Johnson & Johnson’s oral osmotic pump (OROS®) technology, multiparticulate systems marketed by Elan, Biovail and KV Pharmaceuticals, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

      Our TIMERx products in development will face competition from products with the same indication as the TIMERx products being developed by Penwest. For instance, we expect extended release oxymorphone ER will face competition from Purdue Pharma’s OxyContin® and Duragesic® marketed by Johnson and Johnson.

      In addition to developing controlled release versions of immediate release products, we also selectively develop generic versions of branded controlled release products. The success of generic versions of branded controlled release products based on our TIMERx technology will depend, in large part, on the intensity of competition from the branded controlled release product, other generic versions of the branded controlled release product and other drugs and technologies that compete with the branded controlled release product, as well as the timing of product approval.

      The generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies. Those companies with significant financial resources will be better able to bring and defend any such litigation.

If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize certain of our products

      In order to obtain regulatory approvals for the commercial sale of our potential products, including controlled release versions of immediate release drug, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. We or our collaborators may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials.

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

      We also have a number of TIMERx products in our development pipeline. The most advanced of these is oxymorphone ER, which we are developing with Endo. In February 2003, the FDA accepted for filing an NDA for oxymorphone ER and the FDA is currently reviewing that application.

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

          We may require additional funding, which may be difficult to obtain

      As of June 30, 2003, the Company had cash, cash equivalents, and short-term investments of $25.8 million, which includes the net cash proceeds from the sale of the Company’s excipient business. In addition, in August 2003, the Company received $52.7 million less fees and expenses estimated to be approximately $3.3 million, from the Private Placement. The Company has no committed sources of capital other than Rettenmaier’s commitment to repay the Company pursuant to promissory notes, of which $1.0 million was received in April 2003 and $1.25 million is due in May 2004, in connection with the sale of the excipient business.

      We anticipate that our existing capital resources, including the proceeds from the Private Placement, anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, and an anticipated launch of oxymorphone ER in 2004 will enable us to fund our currently planned operations, including the planned increase in our drug development and commercialization efforts, without having to raise additional capital for the foreseeable future.

      We have had negative cash flows and net losses since 1994. See “We have not been profitable and expect to continue to incur substantial losses” for a discussion of our risk of continued losses. We expect negative cash flows from operations to continue until substantial sales of products commercialized utilizing TIMERx technology occur, particularly because we expect our operating expenses to continue to increase in the future, including our research and development expenses, as our product development efforts accelerate.

      The proceeds from the sale of our excipient business provided us with significant funding, but we have lost the positive cash flows generated by our excipient business.

      Our requirements for additional capital are substantial and will depend on many factors, including:

•	the ongoing costs under the Company’s other collaboration agreements;

•	whether oxymorphone ER is approved on a timely basis, or at all;

•	whether the Company resumes its participation in the funding of the development and marketing of oxymorphone ER;

•	the structure of any future collaborative or development agreements;

•	the progress of the Company’s collaborative and independent development projects and funding obligations with respect to the projects and the related the costs to the Company of clinical studies for its products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular oxymorphone ER; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

      If we determine to seek additional funding, we may do so through collaborative agreements or research and development arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

      If we raise additional funds by issuing equity securities, further dilution to our then existing shareholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such shareholders.

      Any sale of additional equity or debt securities may result in additional dilution to the Company’s shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to obtain this additional financing, the Company may be required to delay, reduce the scope of, or eliminate one or more of its planned research, development and commercialization activities, which could harm its financial condition and operating results.

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation

      We expect to file or have our collaborators file ANDAs for our controlled release products under development that are generic versions of branded controlled release products that are covered by one or more patents. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.

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

      We have only limited manufacturing capabilities and will be dependent on third party manufacturers

      We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with current GMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2004. The agreement shall be automatically renewed for successive one- year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term.

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

      The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities primarily consist of corporate debt, certificates of deposit and U.S. Government Agency-backed notes, and approximated $10.1 million at June 30, 2003. These securities have contractual maturity dates of up to twenty months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At June 30, 2003, market values approximated carrying values. At June 30, 2003, the Company had approximately $25.8 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $258,000.

Item 4.	Controls and Procedures

      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on June 4, 2003, the following proposals were adopted by the vote specified below:

      a.     Election of Class III directors for a term of three years:

	For	Withhold

Tod R. Hamachek	12,432,439	1,317,043
Robert J. Hennessey	13,732,197	17,285
Dr. John N. Staniforth	12,561,883	1,187,599

The following directors did not stand for reelection as their terms in office continued after the Annual Meeting: Paul E. Freiman, Jere E. Goyan, Rolf H. Henel and Anne M. VanLent.

b.	Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for the current year:

For	Against	Abstain	Broker Non-Votes

13,710,366	21,336	17,780	NONE

Item 6.	Exhibits and Reports on Form 8-K

      a.     Exhibits.

      See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

      b.     Reports on Form 8-K.

      On May 12, 2003, the Company filed a report on Form 8-K announcing its results for the first quarter ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

/s/ JENNIFER L. GOOD

Jennifer L. Good
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002