Form 10-Q
period 2003-09-30
PENWEST PHARMACEUTICALS CO
filed 2003-10-30
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23467

Penwest Pharmaceuticals Co.
(Exact name of registrant as specified in its charter)

Washington (State of Incorporation) 39 Old Ridgebury Road, Suite 11, Danbury, Connecticut (Address of principal executive offices)	91-1513032 (I.R.S. Employer Identification No.) 06810-5120 (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 26, 2003.

Class	Outstanding

Common stock, par value $.001	18,296,367

PENWEST PHARMACEUTICALS CO.

     TIMERx® is a registered trademark of the Company. GeminexTM and SyncroDoseTM are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,706	$1,629
Marketable securities	28,847	2,057
Trade accounts receivable	1,069	1,078
Inventories:
Raw materials and other	268	149
Finished goods	502	312

	770	461
Prepaid expenses and other current assets	1,399	1,902
Deferred transaction costs	—	1,741
Note receivable	1,250	—
Assets held for sale	—	33,143

Total current assets	74,041	42,011
Fixed assets, net	3,771	2,406
Intangible assets, net	3,342	2,947
Other assets	2,924	2,856

Total assets	$84,078	$50,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115	$880
Accrued expenses	1,933	2,886
Accrued development costs	2,523	2,785
Taxes payable	459	258
Loans and notes payable	—	5,693
Deferred revenue	—	150
Liabilities held for sale	—	3,004

Total current liabilities	6,030	15,656
Deferred income taxes	118	118
Deferred revenue	114	134
Deferred compensation	3,050	2,889

Total liabilities	9,312	18,797
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 39,000,000 shares, issued and outstanding 18,291,367 shares at September 30, 2003 and 15,506,259 shares at December 31, 2002	18	16
Additional paid in capital	161,355	110,000
Accumulated deficit	(86,671)	(78,025)
Accumulated other comprehensive income (loss)	64	(568)

Total shareholders’ equity	74,766	31,423

Total liabilities and shareholders’ equity	$84,078	$50,220

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands,
	except per share data)
Revenues
Product sales	$—	$201
Royalties and licensing fees	1,016	1,480

Total revenues	1,016	1,681
Cost of revenues	11	59

Gross profit	1,005	1,622
Operating expenses
Selling, general and administrative	2,276	2,221
Research and product development	4,413	4,355

Total operating expenses	6,689	6,576

Operating loss from continuing operations	(5,684)	(4,954)
Investment income	147	72
Interest expense	—	61

Loss from continuing operations before income taxes	(5,537)	(4,943)
Income tax expense	—	—

Loss from continuing operations	(5,537)	(4,943)
Earnings from discontinued operations, net of tax expense of $116	—	467

Net loss	$(5,537)	$(4,476)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.32)	$(0.32)
Discontinued operations	—	0.03

Net loss per common share	$(0.32)	$(0.29)

Weighted average shares of common stock outstanding	17,254	15,488

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands,
	except per share data)
Revenues
Product sales	$455	$351
Royalties and licensing fees	2,982	3,713

Total revenues	3,437	4,064
Cost of revenues	155	120

Gross profit	3,282	3,944
Operating expenses
Selling, general and administrative	7,806	5,704
Research and product development	13,555	14,159

Total operating expenses	21,361	19,863

Operating loss from continuing operations	(18,079)	(15,919)
Investment income	267	314
Interest expense	34	181

Loss from continuing operations before income taxes	(17,846)	(15,786)
Income tax expense	—	—

Loss from continuing operations	(17,846)	(15,786)
Earnings from discontinued operations, net of tax expense of $26 and $337	177	1,674
Gain on sale of discontinued operations, net of tax expense of $51	9,497	—

Net loss	$(8,172)	$(14,112)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(1.11)	$(1.02)
Discontinued operations	0.60	0.11

Net loss per common share	$(0.51)	$(0.91)

Weighted average shares of common stock outstanding	16,118	15,451

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(In thousands)
Net cash used in operating activities:
Net loss	$(8,172)	$(14,112)
Less earnings from discontinued operations, net of tax	(177)	(1,674)
Less gain on sale of discontinued operations, net of tax	(9,497)	—

Loss from continuing operations	(17,846)	(15,786)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations operating activities	606	(523)

Net cash used in continuing operations operating activities	(17,240)	(16,309)
Net cash provided by discontinued operations operating activities	874	1,985

Net cash used in operating activities	(16,366)	(14,324)

Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs paid of $1,351	36,900	—
Acquisitions of fixed assets, net	(1,820)	(1,106)
Intangible asset costs	(554)	(596)
Proceeds from maturities of marketable securities	3,994	5,250
Purchases of marketable securities	(30,816)	—

Net cash provided by continuing operations investing activities	7,704	3,548
Net cash used in discontinued operations investing activities	(97)	(308)

Net cash provided by investing activities	7,607	3,240

Financing activities:
Proceeds from loans	1,354	20,134
Repayments of loans	(7,047)	(19,021)
Issuance of common stock, net	51,248	1,849
Net cash provided by discontinued operations	2,249	—

Net cash (used in) provided by financing activities	47,804	2,962

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	32	182

Net increase (decrease) in cash and cash equivalents	39,077	(7,940)
Cash and cash equivalents at beginning of period	1,629	11,530

Cash and cash equivalents at end of period	$40,706	$3,590

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

     Penwest develops pharmaceutical products based on innovative oral drug delivery technologies. The foundation of Penwest’s technology platform is TIMERx, an extended release delivery system that is adaptable to soluble and insoluble drugs and is flexible for a variety of controlled release profiles. The Company has also developed two additional oral drug delivery systems, Geminex and SyncroDose. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug, and SyncroDose is a chronotherapeutic drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the body.

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. The Company received $1.0 million of the $2.25 million promissory note in April 2003 with the balance due in May 2004. The Company used approximately $5.5 million of proceeds of the sale of its excipient business to repay debt (see Note 6) and intends to use the balance of the proceeds to expand its drug delivery business. As a result of the Asset Sale, the accompanying consolidated financial statements present Penwest’s excipient business as a discontinued operation, for all periods presented.

     The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approvals, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company, and a requirement for additional funding.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the full-year consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K filed on September 4, 2003.

     As a result of the Asset Sale, the operating results of the excipient business have been presented as discontinued operations in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and the nine month period ended September 30, 2003 (see Note 9). In order to conform to the current period presentation, certain reclassifications have been made in the prior period financial statements.

     During the quarter ended September 30, 2003, the Company recorded an adjustment to reduce the accruals for its share of the costs of oxymorphone ER development and marketing by $266,000 and $72,000, respectively. The effect of this adjustment for the quarter was to decrease the net loss by $338,000 (no tax effect) or $0.02 per common share. In addition, the Company recorded an adjustment of approximately $202,000 in the quarter ended September 30, 2003, to reduce an accrual relating to 2003 compensation. The effect of this adjustment for the quarter was to decrease the net loss by $202,000 (no tax effect) or $0.01 per common share.

     During the quarter ended March 31, 2003, the Company recorded an impairment loss of approximately $214,000, net of accumulated depreciation, relating to equipment of its excipient business. The impaired equipment primarily related to a pulp shredding transfer system which did not function as planned, resulting in the eventual abandonment of the related project and full write-down of its carrying value. This impairment loss is included in earnings from discontinued operations in the nine months ended September 30, 2003 condensed consolidated statements of operations.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Research and Development Expenses

     Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements and include related salaries, benefits and other personnel related expenses, clinical trial costs, and contract and other outside service fees. Research and development costs are expensed as incurred. Certain reimbursements of costs, generally related to drug formulation on feasibility studies, are netted against research and development expense. A significant portion of the Company’s development activities are outsourced to third parties including contract research organizations, and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. These arrangements may require estimates be made of related service fees or of the Company’s share of development costs, in which actual results could materially differ from the estimates and affect the reported amounts in the Company’s financial statements.

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

     At September 30, 2003, the Company maintained two stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the nine months ended September 30, 2003, the Company recorded $106,000 in compensation expense (no related tax effect) in connection with the acceleration of the vesting date of certain stock options. No other stock-based employee compensation expense is reflected in net loss as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

     Consistent with the method described in SFAS No. 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net loss and loss per share would have been increased to the pro

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net loss — as reported	$(5,537)	$(4,476)	$(8,172)	$(14,112)
Net loss — pro forma	$(5,657)	$(4,733)	$(9,661)	$(15,574)
Net loss per share, basic and diluted — as reported	$(0.32)	$(0.29)	$(0.51)	$(0.91)
Net loss per share, basic and diluted — pro forma	$(0.33)	$(0.31)	$(0.60)	$(1.01)

4. Issuance of Common Stock

     On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors (the “Private Placement”), resulting in net proceeds to the Company, after fees and expenses, of approximately $49.3 million. As part of the Private Placement, the Company granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003, and will expire on December 9, 2003, subject to extension in specific circumstances. The Company intends to use the net proceeds from the Private Placement to fund the research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

5. Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position or results of operations.

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

6. Loans and Notes Payable

Credit Facilities

     On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company could borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, were included in the borrowing base. Amounts outstanding under the Revolver were collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver had an initial term of three years, and provided for annual renewals thereafter. On February 27, 2003, the Company paid off the outstanding balance of $3.3 million and terminated the Revolver in connection with the Asset Sale (see Note 9).

Note Payable to AstraZeneca AB

     On October 25, 2002, the Company entered into an agreement with AstraZeneca AB to acquire from AstraZeneca AB assets related to the excipient product, Pruv, including trademarks and other intellectual property, for a total purchase price of $3.0 million. Pursuant to this agreement, the Company issued a note to AstraZeneca AB in the principal amount of $2.25 million. Under the agreement, the note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale. As a result, the note was paid in full in February 2003 in connection with the Asset Sale (see Note 9).

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

Business Insurance Premium Financing

     On September 24, 2002, the Company entered into a Premium Finance Agreement (the “Finance Agreement”) through which it financed approximated $1.1 million of premiums payable in connection with the annual renewal of its general business insurance. Under the Finance Agreement, Penwest was required to repay the amount financed in equal monthly installments through June 2003, plus interest at a rate of 3.11% per annum. In addition, the Company assigned, as a security interest, any and all unearned premiums or other amounts which may become payable to the Company under the insurance policies. The amount financed under the Finance Agreement was paid in full in May 2003.

7. Income Taxes

     For continuing operations, the effective tax rates for the three and nine months ended September 30, 2003 and 2002 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

     The gain on sale of discontinued operations of approximately $9.5 million, recorded in the nine months ended September 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 and $1,674,000, respectively, for the nine months ended September 30, 2003 and September 30, 2002, are net of tax expenses of $26,000 and $337,000, respectively, or 13% and 17% of pretax earnings, respectively. These tax expenses, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation (see Note 9).

8. Comprehensive Loss

     The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net loss	$(5,537)	$(4,476)	$(8,172)	$(14,112)
Foreign currency translation adjustments	—	7	109	615
Change in unrealized net gains on marketable securities	55	(9)	49	—

Comprehensive loss	$(5,482)	$(4,478)	$(8,014)	$(13,497)

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

9. Discontinued Operations

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

     In the first quarter of 2003, the Company recorded a gain on the Asset Sale of approximately $9.6 million, net of taxes of $62,000, and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company recorded an expense of $83,000 for the working capital adjustment, net of a tax benefit of $11,000, for a total gain of $9.5 million, net of tax

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

expense of $51,000 for the nine months ended September 30, 2003. The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million offset by other net liabilities. The Company has presented its December 31, 2002 balance sheet in the consolidated financial statements to reflect the assets and liabilities of the excipient business separately as assets held for sale and liabilities held for sale. The gain on the Asset Sale is net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees. As of December 31, 2002, these costs approximated $1.7 million and were reflected as deferred transaction costs on the condensed consolidated balance sheet. Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003, and approximated $9.4 million and $583,000, respectively, and $27.6 million and $2.0 million, respectively, for the quarter and nine months ended September 30, 2002.

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

10. Licensing Agreements

     The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with its drug delivery technologies.

     In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals, Inc. with respect to the development of an extended release formulation of oxymorphone a narcotic analgesic for the treatment of moderate to severe pain based on the Company’s TIMERx technology. This agreement was amended and restated in April 2002. Endo is a fully integrated specialty pharmaceutical company with a market leadership in pain management. Endo has a broad product line including 20 branded products that include the established brands such as Percodan(R), Percocet(R), and Lidoderm(R). Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)

     The FDA accepted for filing a new drug application, or NDA, submitted by Endo for oxymorphone ER in February 2003. In October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. Endo intends to communicate with the FDA throughout the final approval process in order to address the issues raised in the approvable letter and determine the appropriate course of action.

     On March 2, 2000, Mylan Pharmaceuticals Inc. announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan’s sales in the United States in 2002 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $34.9 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL.

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

Overview

     Penwest develops pharmaceutical products based on innovative oral drug delivery technologies. The foundation of Penwest’s technology platform is TIMERx, an extended release delivery system that is adaptable to soluble and insoluble drugs and is flexible for a variety of controlled release profiles. The Company has also developed two additional oral drug delivery systems, Geminex and SyncroDose. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug, and SyncroDose is a chronotherapeutic drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the body.

     Penwest’s proprietary controlled release drug delivery technology is utilized in four products that were developed with collaborators and have been approved in various countries. In addition, the Company has a number of product candidates in its drug development pipeline. The most advanced of these is oxymorphone ER, an extended release formulation of oxymorphone incorporating TIMERx technology. The Company is developing oxymorphone ER with Endo. The FDA accepted for filing a new drug application, or NDA, submitted by Endo for oxymorphone ER in February 2003. In October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. Endo intends to communicate with the FDA throughout the final approval process in order to address the issues raised in the approvable letter and determine the appropriate course of action. On March 17, 2003, the Company exercised its right under the oxymorphone ER agreement and gave Endo notice that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER, effective April 17, 2003.

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

     On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors (the “Private Placement”), resulting in net proceeds to the Company, after fees and expenses, of approximately $49.3 million. As part of the Private Placement, the Company granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003, and will expire on December 9, 2003, subject to extension in specific circumstances. The Company intends to use the net proceeds from the Private Placement to fund the research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

     The Company has incurred net losses since 1994. As of September 30, 2003, the Company’s accumulated deficit was approximately $86.7 million. The Company expects operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of the Company’s revenues through February 27, 2003 were generated from sales of the Company’s pharmaceutical excipient product line. The Company expects that the balance of its revenues for 2003 will be generated primarily from Mylan royalties and shipments of bulk TIMERx. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER; approval of Endo’s NDA for oxymorphone ER and the timing thereof; the Company’s ability to use net proceeds from the Asset Sale and the Private Placement to expand its drug development product pipeline; royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL; and the level of the Company’s investment in research and development activities.

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

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in the notes to the consolidated financial statements in the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2003. These policies are important to the portrayal of the Company’s financial condition and results of operations. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, revenue recognition, deferred taxes-valuation allowance and impairment of long-lived assets. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2003.

     The Company also makes significant judgments in determining research and development expenses. Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements and include related salaries, benefits and other personnel related expenses, clinical trial costs, and contract and other outside service fees. Research and development costs are expensed as incurred. Certain reimbursements of costs, generally related to drug formulation on feasibility studies, are netted against research and development expense. A significant portion of the Company’s development activities are outsourced to third parties including contract research organizations, and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. These arrangements may require estimates be made of related service fees or of the Company’s share of development costs, in which actual results could materially differ from the estimates and affect the reported amounts in the Company’s financial statements.

Results of Operations — Continuing Operations

Quarters Ended September 30, 2003 and 2002

     Total revenues for the third quarter of 2003 and the third quarter of 2002 were $1.0 million and $1.7 million, respectively. There were no revenues from sales of formulated bulk TIMERx for the quarter ended September 30, 2003 compared to $201,000 for the quarter ended September 30, 2002. The decrease in these product sales was primarily due to the timing of shipments of formulated bulk TIMERx to the Company’s primary customer for bulk TIMERx. Royalties and licensing fees decreased by $464,000 for the third quarter of 2003 to $1.0 million from $1.5 million in the third quarter of 2002, primarily due to lower royalties from Mylan attributable to Mylan’s decreased sales of Pfizer’s 30 mg generic version of Procardia XL, due to increased generic competition.

     Selling, general and administrative expenses increased by $55,000 to approximately $2.3 million for the third quarter of 2003 from approximately $2.2 million in the third quarter of 2002. The increase in selling, general and administrative expenses was partially due to increased facility rent expenses, state taxes on capital, and personnel costs primarily associated with the expansion of the business development and marketing teams. The increase also reflects certain selling, general and administrative overhead expenses being fully absorbed in continuing operations during the quarter ended September 30, 2003, that were previously allocated between continuing operations and discontinued operations for the quarter ended September 30, 2002. These increases were offset by the Company’s termination of its participation in the funding of marketing costs related to oxymorphone ER effective during the second quarter of 2003, as well as an adjustment recorded in the third quarter of 2003 to reduce the Company’s accrual for these marketing costs by $72,000. No selling, general and administrative expenses related to oxymorphone ER are expected to be incurred during the remainder of 2003, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER. In addition, the increase in selling, general and administrative expenses were offset by an adjustment of approximately $202,000 in the third quarter of 2003 that the Company recorded to reduce its accrual for 2003 compensation. The Company also capitalized approximately $200,000 of internal general and administrative personnel costs that would otherwise have been recorded as selling, general and administrative expense during the third quarter of 2003 as part of an implementation project relating to the Company’s information system.

     Research and product development expenses increased by $58,000 to approximately $4.4 million for the third quarter of 2003 as compared to approximately $4.3 million in the third quarter of 2002. The Company incurred no costs on the development of oxymorphone ER in the third quarter of 2003. In the third quarter of 2002, the Company incurred $2.2 million of research and development expenses in connection with funding research and development relating to oxymorphone ER. The third quarter of 2003 also included an adjustment to reduce the Company’s accrual for development costs of oxymorphone ER by $266,000. This decrease was offset by an increase in the Company’s research and development expenses relating to its other products. During the third quarter of 2003, the Company incurred research and development costs primarily in connection with conducting clinical development and manufacturing scale-up for PW2101, the Company’s hypertension product, as well as clinical trials of several product candidates utilizing TIMERx technology.

     The most advanced of the Company’s product candidates is oxymorphone ER, which the Company is developing with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, completed the clinical trials for this product in 2002 and the FDA accepted for filing the NDA for oxymorphone ER in February 2003. In October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. Endo intends to communicate with the FDA throughout the final approval process in order to address the issues raised in the approvable letter and determine the appropriate course of action. No additional research and development expenses are expected to be incurred by the Company with respect to oxymorphone ER after April 17, 2003, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER.

     Of the product candidates for which the Company is conducting clinical trials, the majority of spending in the third quarter of 2003 related to the clinical development and manufacturing scale-up of PW2101. The Company is currently conducting a Phase III clinical trial of PW2101 for the treatment of hypertension. The Company completed the enrollment of the approximately 100 patients who are participating in the trial in the third quarter of 2003 and expects to complete the trial in the first quarter of 2004. The Company is also completing three Phase I studies to support this filing. Assuming that the trials are successful, the Company expects that it would submit an NDA for this product in the second half of 2004. Although the Company has developed PW2101 on its own, the Company does not intend to market PW2101. As a result, the Company is currently seeking one or more marketing partners for this product.

     There can be no assurance that any of the Company’s products will be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate.

     For continuing operations, the effective tax rates for the quarters ended September 30, 2003 and 2002 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

Nine Months Ended September 30, 2003 and 2002

     Total revenues for the nine months ended September 30, 2003 and September 30, 2002 were $3.4 million and $4.1 million, respectively. Product sales increased by $104,000 to $455,000 for the nine months ended September 30, 2003 compared to $351,000 for the nine months ended September 30, 2002. The increase in product sales was primarily due to the timing of shipments of formulated bulk TIMERx to the Company’s primary customer for bulk TIMERx. Royalties and licensing revenues decreased by $731,000 to approximately $3.0 million for the first nine months of 2003, as compared to approximately $3.7 million in the comparable period in 2002, primarily due to lower royalties from Mylan, attributable to Mylan’s decreased sales of Pfizer’s 30 mg generic version of Procardia XL, due to increased generic competition.

     Selling, general and administrative expenses increased $2.1 million to approximately $7.8 million for the nine months ended

September 30, 2003, from $5.7 million for the nine months ended September 30, 2002. This increase is primarily attributable to increased facility rent expenses, increases in the cost of business insurance, increased state taxes on capital, and increased personnel costs primarily associated with the expansion of the business development and marketing teams. The increase also reflects certain selling, general and administrative overhead expenses that were incurred subsequent to February 27, 2003, the date of the Asset Sale, being fully absorbed in continuing operations for the nine months ended September 30, 2003, that were previously allocated between continuing operations and discontinuing operations for the nine months ended September 30, 2002. The nine months ended September 30, 2003 only include marketing costs for oxymorphone ER through April 17, 2003. No selling, general and administrative expenses related to oxymorphone ER are expected to be incurred by the Company during the remainder of 2003, unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER.

     Research and development expenses during the nine months ended September 30, 2003 were $13.6 million, compared to $14.2 million for the comparable period of 2002. This lower spending reflects the completion of clinical trials for oxymorphone ER in the second half of 2002 to support the NDA filing, as well as Penwest’s decision to cease its participation in the funding of the development costs of oxymorphone ER in 2003, as compared to the comparable period of 2002, when the Company was participating in the development costs of oxymorphone ER for the full nine months. This lower spending was partially offset by increased development costs for other products in the Company’s development pipeline, primarily the Company’s hypertension product, PW2101.

     For continuing operations, the effective tax rates for the nine months ended September 30, 2003 and 2002 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit, due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

     The gain on sale of discontinued operations of approximately $9.5 million, recorded in the nine months ended September 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 and $1,674,000, respectively, for the nine months ended September 30, 2003 and September 30, 2002, are net of tax expenses of $26,000 and $337,000, respectively, or 13% and 17% of pretax earnings, respectively. These tax expenses, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation.

Liquidity and Capital Resources

     Since August 31, 1998, the date the Company became an independent, publicly-owned company, the Company has funded its operations and capital expenditures with cash flows from proceeds from the sale of the excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, advances under credit facilities, and proceeds from the sale and issuance of shares of common stock.

     The Company is a party to an agreement with Endo with respect to the development of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and marketing of oxymorphone ER. Accordingly, the Company’s research and development, and selling, general and administrative expenses with respect to oxymorphone ER has decreased significantly in the second and third quarters of 2003, and the Company expects no significant expenses relating to oxymorphone ER for the remainder of 2003 unless the Company resumes its participation in the funding of the development and marketing of oxymorphone ER. The Company anticipates using the funds that otherwise would have been expended on oxymorphone ER to increase its investment in the development of additional products utilizing TIMERx technologies and in research and development involving new drug delivery technologies.

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

     On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors (the “Private Placement”), resulting in net proceeds to the Company, after fees and expenses, of approximately $49.3 million. As part of the Private Placement, the Company granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003 and will expire on December 9, 2003, subject to extension in specific circumstances. The Company intends to use the net proceeds from the Private Placement to fund the research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

     As of September 30, 2003, the Company had cash, cash equivalents, and short-term investments of $69.6 million. The Company has no committed sources of capital other than Rettenmaier’s commitment to repay the Company $1.25 million pursuant to promissory notes in May 2004, issued in connection with the sale of the excipient business.

     The Company had negative cash flow from operations for the nine months ended September 30, 2003 of $16.4 million, primarily due to a loss from continuing operations of $17.8 million in the period. The Company had negative cash flow from operations for the nine months ended September 30, 2002 of $14.3 million, primarily due to the loss from continuing operations of $15.8 million in the period partially offset by cash flows from discontinued operations operating activities of $2.0 million. Investing activities provided $7.6 million in cash for the nine months ended September 30, 2003, primarily reflecting the Company’s receipt of cash proceeds from the Asset Sale of $36.9 million, net of transaction costs paid of $1.4 million, and the Company’s net investment in marketable securities of $26.8 million. Net cash provided by investing activities also reflected funds expended for the acquisitions of fixed assets related to the second phase of an implementation project relating to the Company’s information system and laboratory equipment for drug development activities, and funds expended for intangible assets, which included costs to secure patents on technology developed by the Company. Financing activities provided $47.8 million in cash, primarily due to the cash received in the Private Placement, as well as $2.2 million in cash provided by discontinued operations, which was offset by the repayment of approximately $5.5 million in loans in connection with the Asset Sale. The Company’s cash flow in 2003 has differed from its cash flow during 2002 primarily because the Company no longer derives revenues from sales of its excipient products and does not incur expenses in connection with its excipient business, except for the related revenues and expenses during the period ended February 26, 2003.

     The Company anticipates that its existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will be sufficient to fund its operations for the foreseeable future if oxymorphone ER is approved by the FDA during 2004.

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

Contractual Obligations

     The Company’s major outstanding contractual cash obligations relate to its operating leases, primarily for facilities. Below is a table summarizing the Company’s contractual obligations under its operating leases having initial lease terms of more than one year, as of September 30, 2003 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years

Operating Leases	$627	$277	$350	$—	$—

Net Operating Loss Carryforwards

     At September 30, 2003, the Company had federal net operating loss (“NOL”) carryforwards of approximately $60.6 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.8 million and $19.1 million expire in 2018, 2019, 2020, 2021 and 2022, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $1.4 million of which $299,000, $306,000 and $777,000 expire in 2019, 2020, and 2021, respectively. The use of the NOLs and research and development tax credit carryforwards are limited to future taxable earnings of the Company. Due to the degree of uncertainty related to the ultimate realization of such carryforwards, at September 30, 2003, a valuation allowance of approximately $23.3 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses may be subject to a limitation due to the ownership change provisions of the Internal Revenue Code. The Company does not expect to use any of its NOL carryforwards to offset the Company’s taxable capital gains and ordinary income from the sale of the excipient business, as current year losses are expected to fully offset such gains and ordinary income.

Forward Looking Statements

     This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

Risk Factors

     There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We believe that the material factors that we discuss below could cause or contribute to such material differences.

We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $17.1 million, $16.0 million and $8.8 million, during 2002, 2001, and 2000, respectively. For the nine months ended September 30, 2003, we had a loss from continuing operations of $17.8 million, income from discontinued operations of $177,000 and a gain on the sale of the excipient business of $9.5 million. This resulted in a net loss for the nine months ended September 30, 2003 of $8.2 million. As of September 30, 2003, our accumulated deficit was approximately $86.7 million.

     We expect net losses to continue until substantial sales of products commercialized utilizing TIMERx technology occur. If we are unable to successfully develop and commercialize these products, or generate substantial sales from these products, we may never achieve profitability.

     A substantial portion of our revenues since 1994 has been generated from the sales of our pharmaceutical excipients. Our net losses in 2000, 2001 and 2002 were reduced as a result of the operating results of our excipient business. Effective February 27, 2003, we ceased generating any revenues from the sales of excipient products; our business depends exclusively on our drug delivery business.

     Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER, a narcotic analgesic for the treatment of moderate to severe pain, being developed with Endo;

•	our ability to use the net proceeds from the sale of our excipient business and the net proceeds from the private placement of our common stock in August 2003 to fund the research, development, marketing and commercialization of our products and technologies;

•	royalties from Mylan Pharmaceuticals Inc.’s sales of Pfizer, Inc.’s 30 mg generic version of Procardia XL; and

•	the level of investment in research and development activities

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

     We are dependent on collaborators to conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell our TIMERx controlled release products

     Many of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. For instance, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. We are also dependent on Sanofi-Synthelabo S.A. and Leiras OY to manufacture and market Slofedipine XL and Cystrin CR, respectively. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.

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

     We face competition from numerous public and private companies and their extended release technologies, including Johnson & Johnson’s oral osmotic pump (OROS®) technology, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and K-V Pharmaceutical Company, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

     Our TIMERx products in development will face competition from products with the same indication as the TIMERx products being developed by Penwest. For instance, we expect extended release oxymorphone ER will face competition from Purdue Pharma’s OxyContin® and Duragesic® marketed by Johnson & Johnson.

     In addition to developing controlled release versions of immediate release products, we also selectively develop generic versions of branded controlled release products, and controlled release products which we refer to as branded generic products, that utilize our TIMERx technology and generic active chemical ingredients which are utilized in branded controlled release products. The success of these generic versions of branded controlled release products and these branded generic products will depend, in large part, on the intensity of competition from the branded controlled release product, other generic versions of the branded controlled release product and other drugs and technologies that compete with the branded controlled release product, as well as the timing of product approval.

     The generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies. Those companies with significant financial resources will be better able to bring and defend any such litigation.

     If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize certain of our products

     In order to obtain regulatory approvals for the commercial sale of our potential products, including controlled release versions of immediate release products and branded generic products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. We or our collaborators may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials.

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

We may not obtain regulatory approval; the approval process can be time-consuming and expensive

     We are not able to market any of our products in the United States, Europe or in any other jurisdiction without marketing approval from the FDA, the European Agency for the Evaluation of Medicinal Products, or an equivalent foreign regulatory agency. The regulatory process to obtain market approval for a new drug takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approvals.

     To date, several drug formulations utilizing the TIMERx system have received regulatory approval:

•	Cystrin CR was approved in Finland in 1997;

•	Slofedipine XL was approved in the United Kingdom in 1998 and in Italy in 2001;

•	The 30 mg strength of Nifedipine XL was approved by the FDA in December 1999; and

•	Cronodipin was approved in Brazil in 2001.

     We also have a number of TIMERx products in our development pipeline. The most advanced of these is oxymorphone ER, which we are developing with Endo. In February 2003, the FDA accepted for filing an NDA for oxymorphone ER. In October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. Endo intends to communicate with the FDA throughout the final approval process in order to address the issues raised in the approvable letter and determine the appropriate course of action. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.

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

We may require additional funding, which may be difficult to obtain

     As of September 30, 2003, we had cash, cash equivalents, and short-term investments of $69.6 million. We have no committed sources of capital other than Rettenmaier Holding GmbH & Co. KG’s commitment to repay us $1.25 million in May 2004 pursuant to promissory notes issued in connection with the sale of the excipient business.

     We anticipate that our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our currently planned operations for the foreseeable future if oxymorphone ER is approved by the FDA during 2004.

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

     Our requirements for additional capital are substantial and will depend on many factors, including:

•	the ongoing costs under the Company’s other collaboration agreements

•	whether oxymorphone ER is approved on a timely basis, or at all;

•	whether the Company resumes its participation in the funding of the development and marketing of oxymorphone ER;

•	the structure of any future collaborative or development agreements;

•	the progress of the Company’s collaborative and independent development projects and funding obligations with respect to the projects and the related the costs to the Company of clinical studies for its products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular oxymorphone ER; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     If our existing resources are insufficient to satisfy our need for capital due to a delay in the approval for oxymorphone ER, lower than expected revenues from oxymorphone ER or otherwise, or if we acquire additional product candidates or technologies, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. If we determine to seek additional funding, we may do so through collaborative agreements or research and development arrangements and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

     If we raise additional funds by issuing equity securities, further dilution to our then existing shareholders may result. In addition, the terms of the financing may adversely affect the holdings or the rights of such shareholders. Any sale of additional equity or debt securities may result in additional dilution to our shareholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents and our branded generic products may be subject to litigation

     We expect to file or have our collaborators file ANDAs or NDAs for our controlled release products under development that are generic versions of branded controlled release products that are covered by one or more patents, or are branded generic products. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity as Pfizer did with respect to our generic version of Procardia XL that was developed with Mylan. Any significant delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.

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

     There are a limited number of manufacturers that operate under GMP regulations capable of manufacturing our TIMERx material. Although the Company has qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, if our current manufacturer is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms.

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

Certain provisions of our Shareholder Rights Plan, Certificate of Incorporation and Bylaws and of Washington law make a takeover of Penwest or a change in control or management of Penwest more difficult

     We have adopted a shareholder rights plan, often referred to as a poison pill. The rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms that are not approved by our board of directors, unless the board first determines to redeem the rights. Various provisions of our Certificate of Incorporation, our Bylaws and Washington law may also have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest.

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

     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities primarily consist of corporate debt, certificates of deposit and U.S. Government Agency-backed notes, and approximated $28.8 million at September 30, 2003. These securities have contractual maturity dates of up to twenty-three months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At September 30, 2003, market values approximated carrying values. At September 30, 2003, the Company had approximately $69.6 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $696,000.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s chief executive officer and chief financial officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to the Company, after fees and expenses, of approximately $49.3 million. As part of the private placement, the Company granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003, and will expire on December 9, 2003, subject to extension in specific circumstances. The shares and additional investment rights were offered and sold to “accredited investors” without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Item 6. Exhibits and Reports on Form 8-K

     a.     Exhibits.

     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     b.     Reports on Form 8-K.

     On August 5, 2003, the Company filed a report on Form 8-K reporting it had entered into definitive agreements for the sale of approximately 1.9 million shares of common stock and additional rights to purchase up to an additional 380,952 shares of common stock at a price of $26.00 per share in a private placement to selected institutional and other accredited investors for a total of $40 million.

     On August 6, 2003, the Company filed a report on Form 8-K reporting it had entered into definitive agreements for the sale of approximately 603,000 shares of common stock and additional rights to purchase up to an additional 120,600 shares of common stock at a price of $26.00 per share in a private placement to selected institutional and other accredited investors for a total of $12.7 million.

     On August 6, 2003, the Company filed a report on Form 8-K under Item 9, containing a copy of its earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

     On September 4, 2003, the Company filed a report on Form 8-K for the purpose of filing with the Securities and Exchange Commission audited consolidated financial statements, including its consolidated balance sheets as of December 31, 2002 and December 31, 2001 and related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. The consolidated financial statements included in this current report were prepared and were filed solely for the purpose of presenting as a discontinued operation, the Company’s excipient business, which was sold on February 27, 2003 and was previously included in continuing operations. The Company also included in this current report its related Management’s Discussion and Analysis of Financial Conditions and Results of Operations, which reflected Penwest’s excipient business as a discontinued operation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

/s/ Jennifer L. Good

Jennifer L. Good
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2003

EXHIBIT INDEX

Exhibit
Number	Description

4.1(1)	Form of Additional Investment Right issued in the August 2003 Private Placement.

10.1(1)	Securities Purchase Agreement dated as of August 1, 2003 among Penwest Pharmaceuticals Co. and the purchasers identified therein.

10.2(2)	Securities Purchase Agreement dated as of August 5, 2003 among Penwest Pharmaceuticals Co. and the purchasers identified therein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K (No. 000-23467) filed with the Commission on August 5, 2003

(2)	Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K (No. 000-23467) filed with the Commission on August 6, 2003