Form 10-Q
period 2004-03-31
PENWEST PHARMACEUTICALS CO
filed 2004-05-04
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23467

Penwest Pharmaceuticals Co.
(Exact name of registrant as specified in its charter)

Washington	91-1513032
(State of Incorporation)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Suite 11,	06810-5120
Danbury, Connecticut	(Zip Code)
(Address of principal executive offices)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2004.

Class	Outstanding
Common stock, par value $.001	18,528,898

PENWEST PHARMACEUTICALS CO.

          TIMERx® is a registered trademark of the Company. Geminex® and SyncroDoseTM are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited)

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,553	$25,307
Marketable securities	28,277	38,586
Trade accounts receivable	1,336	1,153
Inventories:
Raw materials and other	172	196
Finished goods	576	460

Total inventories	748	656
Prepaid expenses and other current assets	1,104	1,364
Note receivable	1,250	1,250

Total current assets	62,268	68,316
Fixed assets, net	3,522	3,533
Intangible assets, net	3,757	3,689
Cash surrender value of life insurance policies	3,002	2,965

Total assets	$72,549	$78,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$808	$2,804
Accrued expenses	1,359	2,133
Accrued development costs	3,120	2,682

Total current liabilities	5,287	7,619
Deferred revenue	71	84
Deferred compensation	3,167	3,104

Total liabilities	8,525	10,807
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 29,640,000 shares, issued and outstanding 18,463,648 shares at March 31, 2004 and 18,362,523 shares at December 31, 2003	18	18
Additional paid in capital	163,141	162,068
Accumulated deficit	(99,211)	(94,433)
Accumulated other comprehensive income	76	43

Total shareholders’ equity	64,024	67,696

Total liabilities and shareholders’ equity	$72,549	$78,503

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands,
	except per share data)
Revenues:
Royalties and licensing fees	$1,261	$947
Product sales	222	225

Total revenues	1,483	1,172
Cost of revenues	49	81

Gross profit	1,434	1,091
Operating expenses:
Selling, general and administrative	2,336	2,298
Research and product development	4,089	3,583

Total operating expenses	6,425	5,881

Operating loss from continuing operations	(4,991)	(4,790)
Investment income	213	41
Interest expense	—	32

Loss from continuing operations before income taxes	(4,778)	(4,781)
Income tax expense	—	6

Loss from continuing operations	(4,778)	(4,787)
Earnings from discontinued operations, net of income tax expense of $26	—	177
Gain on sale of discontinued operations	—	9,580

Net (loss) income	$(4,778)	$4,970

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.26)	$(0.31)
Discontinued operations	—	0.63

Net (loss) income per common share	$(0.26)	$0.32

Weighted average shares of common stock outstanding	18,410	15,508

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Net cash used in operating activities:
Net (loss) income	$(4,778)	$4,970
Less earnings from discontinued operations, net of tax	—	(177)
Less gain on sale of discontinued operations, net of tax	—	(9,580)

Loss from continuing operations	(4,778)	(4,787)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations operating activities	(1,970)	(2,004)

Net cash used in continuing operations operating activities	(6,748)	(6,791)
Net cash provided by discontinued operations operating activities	—	874

Net cash used in operating activities	(6,748)	(5,917)
Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs paid of $1,351	—	35,901
Acquisitions of fixed assets, net	(218)	(109)
Intangible asset costs	(129)	(236)
Proceeds from maturities of marketable securities	12,318	1,000
Purchases of marketable securities	(1,900)	(7,938)

Net cash provided by continuing operations investing activities	10,071	28,618
Net cash used in discontinued operations investing activities	—	(97)

Net cash provided by investing activities	10,071	28,521
Financing activities:
Proceeds from loans	—	1,354
Repayments of loans	—	(6,792)
Issuance of common stock, net	923	87
Net cash provided by discontinued operations	—	2,249

Net cash provided by (used in) financing activities	923	(3,102)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	32

Net increase in cash and cash equivalents	4,246	19,534
Cash and cash equivalents at beginning of period	25,307	1,629

Cash and cash equivalents at end of period	$29,553	$21,163

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

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. In April 2003, the Company received $1.0 million of the $2.25 million owed to it under the promissory note, with the balance due in May 2004. The Company used approximately $5.5 million of proceeds of the sale of its excipient business to repay debt (see Note 6). As a result of the Asset Sale, the accompanying condensed consolidated financial statements present Penwest’s excipient business as a discontinued operation for all periods presented.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     As a result of the Asset Sale, the operating results of the excipient business have been presented as discontinued operations in the condensed consolidated statements of operations for the three month period ended March 31, 2003 (see Note 10).

     During the three months ended March 31, 2003, the Company recorded an impairment loss of approximately $214,000, net of accumulated depreciation, relating to equipment of its excipient business. The impaired equipment primarily related to a pulp shredding transfer system which did not function as planned, resulting in the eventual abandonment of the related project and full write-down of its carrying value. This impairment loss is included in earnings from discontinued operations in the three months ended March 31, 2003 condensed consolidated statements of operations.

     The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.	Summary of Significant Accounting Policies

Revenue Recognition

     Revenues from product sales are recognized when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in cost of revenues. Revenues received from non-refundable upfront licensing fees are recognized ratably over the development period of the collaboration agreement, when this period involves development risk associated with the incomplete stage of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

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

Stock Based Compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. The Statement also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

     At March 31, 2004, the Company maintained two stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three months ended March 31, 2004, in connection with board of directors’ retainer and meeting fees in 2004, the Company recorded $20,000 of expense associated with the issuance of discounted stock options and $37,689 of expense associated with restricted stock grants. No other stock-based employee compensation expense is reflected in net loss as all other options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table reflects proforma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
	(in thousands, except per
	share data)
Net (loss) income— as reported	$(4,778)	$4,970
Stock options’ fair value effect	(773)	(1,325)

Net (loss) income — pro forma after stock options’ fair value effect	$(5,551)	$3,645

Net (loss) income per share, basic and diluted — as reported	$(0.26)	$0.32
Net (loss) income per share, basic and diluted — pro forma after stock options’ fair value effect	$(0.30)	$0.24

4.	Issuance of Common Stock

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

5.	Recent Accounting Pronouncements

     In December 2003, the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 (revised 2003) had no impact on the Company’s financial position or results of operations (see Note 8).

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

6.	Loans and Notes Payable

Credit Facilities

     On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company could borrow up to $10.0 million (“Line of Credit”) as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. Under the formula, generally 85% of the Company’s U.S. and Canadian receivables, as well as generally 60% of the Company’s U.S. saleable inventories, were included in the borrowing base. Amounts outstanding under the Revolver were collateralized by the Company’s U.S. and Canadian accounts receivable, and its inventory and general intangibles. The Revolver had an initial term of three years, and provided for annual renewals thereafter. On February 27, 2003, the Company paid off the outstanding balance of $3.3 million and terminated the Revolver in connection with the Asset Sale (see Note 10).

Note Payable to AstraZeneca AB

     As part of the Company’s agreement to acquire assets including trademarks and other intellectual property related to an excipient product, Pruv, for $3 million on October 25, 2002, the Company issued a note to the seller, AstraZeneca AB, in the principal amount of $2.25 million. Under the agreement, the note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale, which included these assets, and which occurred in February 2003. As a result, this note was paid in full in February 2003.

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

     For continuing operations, the effective tax rates for the three month periods ended March 31, 2004 and 2003 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

     The gain on sale of discontinued operations of approximately $9.6 million, recorded in the three months ended March 31, 2003, is net of tax expense of $62,000, or less than 1% of the pretax gain. The tax rate is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 for the three months ended March 31, 2003 are net of tax expenses of $26,000, or 13% of pretax earnings. These tax rates, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation (see Note 10).

8.	Supplemental Executive Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the Chairman and Chief Executive Officer of Penwest. The Company does not fund this liability and no assets are held by the Plan. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the Plan.

Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Service cost	$(8)	$(7)
Interest cost	31	31
Amortization of net obligation at transition	10	15
Amortization of prior service cost	1	3
Amortization of net gain	—	(6)

Net periodic benefit cost	$34	$36

9.	Comprehensive Loss

     The components of comprehensive loss for the three month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Net (loss) income	$(4,778)	$4970
Foreign currency translation	—	109
Change in unrealized net gains on marketable securities	33	—

Comprehensive loss	$(4,745)	$5,079

     Accumulated other comprehensive income (loss) equals the cumulative translation adjustment and unrealized net gains on marketable securities which are the only components of other comprehensive income (loss) included in the Company’s financial statements. Effective on the date of the Asset Sale, accumulated other comprehensive income (loss) is comprised solely of unrealized net gains and losses on marketable securities.

10.	Discontinued Operations

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

In the first quarter of 2003, the Company recorded a gain on the Asset Sale of approximately $9.6 million, net of taxes of $62,000, and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company recorded an expense of $83,000 for the working capital adjustment, net of a tax benefit of $11,000. The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million offset by other net liabilities. The gain on the Asset Sale is net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees. Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003.

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

11.	Licensing Agreements

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

     Prior to April 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company notified Endo that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER effective April 17, 2003. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest (“Unfunded Development Costs”). Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to Penwest that will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the

Company to reimburse Endo directly for the unfunded amounts. The Company estimates that through March 31, 2004 “Unfunded Development Costs” approximated $8.8 million. The parties have agreed that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization (as defined in the agreement) subject to adjustment for the Unfunded Development Costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and certain bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization.

Mylan Pharmaceuticals Inc.

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

12.	Subsequent Event

     In April 2004, the Company signed a lease amendment to its February 3, 2003 lease agreement (“Agreement”) for approximately 21,000 square feet of office space in Danbury, Connecticut within the same building as the Company’s corporate offices. Under this amendment, the new office space was substituted for the previous space leased in the building. This lease has an initial term expiring December 30, 2006, with renewal options through December 30, 2008, and requires that monthly base rents be paid, including escalation clauses, in amounts ranging from $37,000 to $40,000 through the initial lease term. The Company moved its corporate offices to the new office space on April 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those described below under “Risk Factors.”

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

     The two most advanced products in our drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for the treatment of moderate to severe pain, and PW2101, a branded product for the treatment of hypertension that we have formulated using our TIMERx technology.

•	Oxymorphone ER. We are developing oxymorphone ER under a collaboration agreement with Endo Pharmaceuticals, Inc. In February 2003, the FDA accepted for filing a New Drug Application, or NDA, for oxymorphone ER. In October 2003, Endo received an approvable letter from the U.S. Food and Drug Administration, or FDA, for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In the first quarter of 2004, Endo had a meeting with the FDA to clarify issues raised in the letter, review the necessity for additional trials and discuss its responses to the approvable letter. Endo, in reporting the outcome of this meeting, stated that the status of the FDA’s request for additional clinical trials related to the drug has not been resolved and that the FDA indicated it needed more time to adequately review Endo’s additional analyses of certain data. In addition,

Endo stated that the FDA committed to respond to Endo as soon as possible, which Endo believes will be during the second quarter of 2004.

•	PW2101. We are currently developing PW2101 on our own. In the fourth quarter of 2003, we completed a pivotal clinical trial of this product candidate. This pivotal clinical trial was a randomized, double-blind, parallel-group study comparing PW2101 to placebo. A total of 163 subjects were evaluated for efficacy compared to placebo based upon primary end points agreed upon with the FDA. The primary end points of the trial were met, and the clinical development program is now complete. We expect to file a 505(b)(2) NDA for PW2101 by the end of 2004. We are also developing a lower strength of PW2101. In order to obtain marketing approval of this lower strength dosage form, we will need to conduct an additional clinical trial. We commenced this trial in the second quarter of 2004 and expect to complete this additional trial by the end of 2004. Assuming that this trial is successful, we expect that we would submit an NDA for the lower dosage form of PW2101 in the first quarter of 2005.

     Under a collaboration agreement with Mylan Pharmaceuticals Inc., we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology. In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL.

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

     We have incurred net losses since 1994. As of March 31, 2004, our accumulated deficit was approximately $99.2 million. We expect operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of our revenues through February 27, 2003 were generated from sales of our pharmaceutical excipient product line. Since the sale of the excipient business, our revenues have been generated primarily from royalties from Mylan’s sales of the 30 mg generic version of Pfizer’s Procardia XL and shipments of bulk TIMERx to our collaborators. Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER;

•	royalties from Mylan; and

•	the level of our investment in research and development activities.

     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our drug delivery technologies. We also expect to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisitions. Our spending in the area of new technology, however, is discretionary and is subject to identifying appropriate opportunities, as well as the availability of funds from our operations, cash resources, collaborative research and development arrangements and external financing.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to, revenue recognition, research and development expenses, deferred taxes-valuation allowance and impairment of long-lived assets. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations for Quarters Ended March 31, 2004 and 2003

     Revenues

	Quarter ended	Percentage	Quarter ended
	March	Increase	March
	31, 2004	(Decrease)	31, 2003
	(in thousands, except percentages)
Royalty and Licensing Revenues	$1,261	33%	$947
Product Sales	222	(1)%	225

Total Revenues	$1,483	27%	$1,172

     The increase in total revenues in the first quarter of 2004 from the first quarter of 2003 was the result of increases in royalty and licensing revenues. Our royalty and licensing revenues primarily consist of royalties from Mylan on their sales of the 30 mg generic version of Pfizer’s Procardia XL. These royalties increased in the first quarter of 2004 compared to the first quarter of 2003 due to Mylan’s increased sales of Pfizer’s Procardia XL. Our product sales consist of sales of formulated bulk TIMERx to our collaborators. Product sales in the first quarter of 2004 remained flat as compared to the first quarter of 2003.

     Selling, General and Administrative Expense

     Selling, general and administrative (SG&A) expenses for the first quarter of 2004 and for the first quarter of 2003 were $2.3 million. SG&A expenses in the first quarter of 2003 included $230,000 for our share of marketing expenses for oxymorphone ER. There were no such costs for this product in the first quarter of 2004 as the Company opted out of funding these costs effective April 17, 2003. Partially offsetting this decrease, SG&A expenses in the first quarter of 2004 included certain expenses which were previously allocated to the excipient business in the first quarter of 2003, prior to February 27, 2003, the date of the sale of our excipient business, and were therefore not included in continuing operations for the first quarter of 2003. These expenses were ongoing after the sale and have been fully absorbed in continuing operations following the sale of our excipient business.

     Research and Product Development Expense

	Quarter ended	Percentage	Quarter ended
	March	Increase	March
	31, 2004	(Decrease)	31, 2003
	(in thousands, except percentages)
Oxymorphone ER	$—	(100)%	$1,562
PW2101	1,762	320%	420
Research and New Technology Development	524	(3)%	540
Phase I Products and Internal Cost	1,803	70%	1,061

Total Research and Product Development Expense	$4,089	14%	$3,583

     In the preceding table, research and development expenses are set forth in the following four categories:

•	Oxymorphone ER – These expenses reflect our direct external expenses relating to the development of oxymorphone ER. These expenses consist primarily of payments to third parties, including payments to Endo for the first quarter of 2003 for our share of development costs under our collaboration agreement with Endo;

•	PW2101 – These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials and the manufacturing of product, prior to regulatory approval, for clinical use and commercial use;

•	Research and New Technology Development – These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment and amortization of patent costs.

•	Phase I Products and Internal Costs – These expenses reflect both our direct external expenses and our internal expenses relating to the development of phase I product candidates and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted for our phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.

     Total research and product development expenses increased in the first quarter of 2004 primarily due to increased costs relating to the development of PW2101, as well as increased costs relating to the development of phase I product candidates, partially offset by decreased costs relating to the development of oxymorphone ER.

     We did not have any research and development expenses related to oxymorphone ER in the first quarter of 2004 due to the discontinuation of our funding of the development of oxymorphone ER effective April 17, 2003. We have not incurred any research and development expenses related to oxymorphone ER since April 17, 2003, and we do not expect to incur any additional research and development expenses relating to oxymorphone ER unless we resume our participation in the funding of the expenses of oxymorphone ER.

     Approximately 43% of our research and development expenses for the first quarter of 2004 related to the direct costs associated with clinical development and manufacturing scale-up of PW2101. These expenses increased from the first quarter of 2003 primarily due to expenses relating to the pivotal clinical trial of PW2101 and our increased efforts with respect to the manufacture of PW2101. In the fourth quarter of 2003, we completed a pivotal trial of PW2101 for the treatment of hypertension and announced in the first quarter of 2004 that the primary end points had been met. We do not plan to conduct any additional clinical trials prior to submitting a 505(b)(2) NDA for this product, which we anticipate filing in late 2004. However, we are also developing a lower strength of PW2101. In order to obtain marketing approval of this lower strength dosage form, we will need to conduct an additional clinical trial. We commenced this trial in the second quarter of 2004 and expect to complete this additional trial by the end of 2004. Assuming that this trial is successful, we expect that we would submit an NDA for the lower dosage form of PW2101 in the first quarter of 2005. In addition, we expect to continue to incur additional research and development expenses relating to PW2101 as we continue to work with the third party manufacturer of PW2101 with respect to supporting a manufacturing site change, as well as for the cost of stability data and the cost of preparing the NDA’s for submission. Although we have developed PW2101 on our own, we do not intend to market this product. As a result, we are currently seeking a marketing partner for this product.

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

     Phase I products and internal costs increased in the first quarter of 2004 primarily as a result of an increase in the number of phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these phase I product candidates and increased costs associated with an increase in the number of employees engaged in our research and development efforts.

     Tax Rates

     For continuing operations, the effective tax rates for the quarters ended March 31, 2004 and 2003 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.

     The gain on sale of discontinued operations of approximately $9.6 million, recorded in the three months ended March 31, 2003, is net of tax expense of $62,000, or less than 1% of the pretax gain. The tax rate is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 for the three months ended March 31, 2003 are net of tax expenses of $26,000, or 13% of pretax earnings. These tax rates, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation.

Liquidity and Capital Resources

     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures with proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities.

     We are a party to an agreement with Endo with respect to the development of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and marketing of oxymorphone ER. Accordingly, our research and development, and selling, general and administrative expenses with respect to oxymorphone ER decreased significantly in the first quarter of 2004 compared to the corresponding period in 2003. We do not expect to incur any significant expenses relating to oxymorphone ER in 2004 unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us. Endo may recoup these unfunded development costs through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development costs. Endo may also allow us to reimburse Endo directly for these unfunded development costs. We estimate that through March 31, 2004, unfunded development costs approximated $8.8 million.

     On February 27, 2003, we completed the sale of our excipient business to Rettenmaier. As a result of the sale of our excipient business, we had approximately $35 million of net cash proceeds available after the closing. However, as a result of the sale of our excipient business, we no longer derive cash flow from the sale of excipients. A portion of the proceeds from the sale of our excipient business was used to pay the $3.3 million of outstanding borrowings under our line of credit, which was terminated on February 27, 2003. In addition, we used the proceeds from the sale of the excipient business to repay in full a $2.25 million note payable to AstraZeneca AB, incurred in connection with our acquisition of specified intellectual property related to the excipient business.

     On August 5 and August 6, 2003, we completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to us, after fees and expenses, of approximately $49.3 million. As part of this transaction, we granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003 and expired on December 9, 2003. None of these additional investment rights were exercised.

     As of March 31, 2004, we had cash, cash equivalents, and short-term investments of $57.8 million. We have no committed sources of capital other than Rettenmaier’s commitment to repay us $1.25 million in May 2004 pursuant to a promissory note in connection with the sale of the excipient business.

     We had negative cash flow from operations for the three months ended March 31, 2004 of $6.7 million, primarily due to a loss from continuing operations of $4.8 million and our use of cash in reducing our accounts payable and accrued expenses by $2.3 million in the period. We had negative cash flow from operations for the three months ended March 31, 2003 of $5.9 million, primarily due to the loss from continuing operations of $4.8 million, as well as a reduction in accounts payable and accrued expenses of $2.4 million, partially offset by cash flows from discontinued operations operating activities of $874,000. Investing activities provided $10.1 million in cash for the three months ended March 31, 2004, primarily reflecting proceeds from maturities of marketable securities, net of purchases, of $10.4 million. Net cash provided by investing activities also reflected funds expended for the acquisitions of laboratory equipment for drug development activities, and funds expended for intangible assets, which included costs to secure patents on technology developed by us. In the first quarter of 2004, financing activities provided $923,000 in cash from the issuance of common stock upon exercise of outstanding stock options. Our cash flow in the first quarter of 2004 also differed from our cash flow in the first quarter of 2003 because we no longer derive revenues from sales of our excipient products and do not incur expenses in connection with our excipient business, except for the related revenues and expenses during the period ended February 26, 2003.

     We anticipate that, excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financings through at least 2005. We expect to continue to invest in capital expenditures in 2004 at levels similar to 2003 capital spending which approximated $2.8 million, primarily for laboratory equipment for our drug development activities, and for patents on technology and products developed by us.

     Our requirements for capital in our business are substantial and will depend on many factors, including:

•	whether oxymorphone ER is approved on a timely basis, or at all;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     If our existing resources are insufficient to satisfy our need for capital due to a delay in the approval for oxymorphone ER, lower than expected revenues from oxymorphone ER or otherwise, or if we acquire additional product candidates or technologies, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. If we determine to seek additional funding, we may do so through collaborative agreements or research and development arrangements, and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

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

Contractual Obligations

     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations primarily relating to clinical development, contract manufacturing and capital expenditures. Below is a table summarizing our contractual cash obligations under our operating leases and purchase obligations, as of March 31, 2004:

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
		(in thousands)
Operating Leases	$535	$290	$245	$—	$—
Purchase Obligations	3,137	3,087	50	—	—

Total	$3,672	$3,377	$295	$—	$—

     In addition, in April 2004 we signed a lease amendment to our February 3, 2003 lease agreement for approximately 21,000 square feet of office space in Danbury, Connecticut within the same building as our corporate offices. Under this amendment, the new office space was substituted for the previous space leased in the building. As a result of this lease amendment, our cash obligations under operating leases have increased from the amounts set forth in the table above by $154,000 to $444,000 for the one year period ending March 31, 2005 and by $601,000 to $846,000 for the period commencing on April 1, 2005 and ending on March 31, 2007.

Net Operating Loss Carryforwards

     At March 31, 2004, we had federal net operating loss, or NOL, carryforwards of approximately $63.8 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.3 million and $3.1 million expire in 2018, 2019, 2020, 2021, 2022, and 2023, respectively. In addition, we had research and development tax credit carryforwards of approximately $2.2 million of which $299,000, $306,000, $777,000, and $828,000 expire in 2019, 2020, 2021, and 2022 respectively. The use of the NOL carryforwards and research and development tax credit carryforwards are limited to our future taxable earnings. For financial reporting purposes, at March 31, 2004 a valuation allowance of $26.5 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforwards. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.

Forward Looking Statements

     This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations or financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Risk Factors.” In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

Risk Factors

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

     We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $15.9 million, $17.1 million and $16.0 million, during 2003, 2002, and 2001, respectively. We had a loss from continuing operations of $26.0 million, $19.0 million, and $16.8 million in 2003, 2002, and 2001, respectively. For the three months ended March 31, 2004, we had a net loss of $4.8 million. As of March 31, 2004, our accumulated deficit was approximately $99.2 million.

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

     Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER;

•	royalties from Mylan; and

•	the level of our investment in research and development activities.

     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our TIMERx and other drug delivery technologies. We also expect to expend significant resources on the development of new drug delivery technologies, both internally and through in-licenses or acquisition. Our spending in the area of new technology, however, is discretionary and is subject to the availability of appropriate opportunities and funding.

We are dependent on collaborators to conduct clinical trials, obtain regulatory approvals for, and manufacture, market, and sell our TIMERx controlled release products, including, in particular, Endo with respect to oxymorphone ER

     Some of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. For instance, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.

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

     If we cannot maintain our existing collaborations or establish new collaborations, we would be required to terminate the commercialization of products or undertake commercialization activities at our own expense. Moreover, we have limited experience in conducting full-scale clinical trials, preparing and submitting regulatory applications, and manufacturing, marketing and selling the pharmaceutical products. We may not be successful in performing these activities.

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

     We face competition from numerous public and private companies and their extended release technologies, including Johnson & Johnson’s oral osmotic pump (OROS) technology, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, traditional matrix systems marketed by SkyePharma, plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

     Our TIMERx products in development will face competition from products with the same indication as the TIMERx products we are developing. For instance, we expect extended release oxymorphone ER will face competition from MS Contin, Purdue Pharma’s OxyContin and generic competitors to OxyContin, and Duragesic marketed by Johnson & Johnson.

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

If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products

     In order to obtain regulatory approvals for the commercial sale of our potential products, including our controlled release versions of immediate release products and branded generic products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. We or our collaborators may not be able to obtain authority from the FDA or other regulatory agencies to commence or complete these clinical trials.

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

     We also have a number of TIMERx products in our development pipeline. The most advanced of these is oxymorphone ER. In February 2003, the FDA accepted for filing an NDA for oxymorphone ER. In October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. In the first quarter of 2004, Endo had a meeting with the FDA to clarify issues raised in the letter, review the necessity for additional trials and discuss its responses to the approvable letter. Endo, in reporting the outcome of this meeting, stated that the status of the FDA’s request for additional clinical trials related to the drug has not been resolved and that the FDA indicated it needed more time to adequately review Endo’s additional analyses of certain data. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.

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

We may require additional funding, which may be difficult to obtain

     As of March 31, 2004, we had cash, cash equivalents, and short-term investments of $57.8 million. We have no committed sources of capital other than Rettenmaier Holding GmbH & Co. KG’s commitment to repay us $1.25 million due in May 2004, in connection with the sale of the excipient business.

     We anticipate that, excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financings through at least 2005.

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

     Our requirements for additional capital are substantial and will depend on many factors, including:

•	whether oxymorphone ER is approved on a timely basis, or at all;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding drug development capabilities;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     If our existing resources are insufficient to satisfy our need for capital due to a delay in the approval for oxymorphone ER, lower than expected revenues from oxymorphone ER or otherwise, or if we acquire additional product candidates or technologies, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. If we determine to seek additional funding, we may do so through collaborative agreements or research and development arrangements, and public or private financings. Additional financing may not be available to us on acceptable terms, if at all.

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

We have only limited manufacturing capabilities and will be dependent on third party manufacturers

     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with cGMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2005 and on other third party manufacturers for the products that we are currently evaluating in clinical trials, such as PW2101. The agreement with Draxis will be automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials except for purchase orders or similar arrangements.

     We believe that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing our TIMERx materials and the products we are evaluating in clinical trials. Although we have qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, if Draxis is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, or if Draxis will not agree to renew our agreement when it expires on acceptable terms to us or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms to us or at all, particularly as these products advance through clinical development and move closer to regulatory approval, our business and the clinical development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties upon which we rely for supply of our TIMERx material or our products in clinical development will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.

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

     We are currently covered by primary product liability insurance in the minimum amounts of $1 million per occurrence and $2 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25 million which can also be used for product liability insurance. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities primarily consist of corporate debt, certificates of deposit and U.S. Government Agency-backed notes, and approximated $28.3 million at March 31, 2004. These securities have contractual maturity dates of up to twenty-four months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At March 31, 2004, market values approximated carrying values. At March 31, 2004, we had approximately $57.8 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $578,000.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within our company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits.

     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

     b. Reports on Form 8-K.

     On February 19, 2004, we filed a report on Form 8-K announcing our results for the quarter and year ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: May 3, 2004	/s/ Jennifer L. Good
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