Form 10-Q
period 2004-06-30
PENWEST PHARMACEUTICALS CO
filed 2004-08-03
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2004.

Class	Outstanding
Common stock, par value $.001	18,541,497

PENWEST PHARMACEUTICALS CO.

     TIMERx® is a registered trademark of the Company. Geminex® and SyncroDose™ are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,577	$25,307
Marketable securities	29,623	38,586
Trade accounts receivable	1,263	1,153
Inventories:
Raw materials and other	170	196
Finished goods	515	460

Total inventories	685	656
Prepaid expenses and other current assets	628	1,364
Note receivable	—	1,250

Total current assets	55,776	68,316
Fixed assets, net	3,926	3,533
Patents, net	3,417	3,689
Cash surrender value of life insurance policies	3,042	2,965

Total assets	$66,161	$78,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,290	$2,804
Accrued expenses	1,752	2,133
Accrued development costs	3,153	2,682

Total current liabilities	6,195	7,619
Deferred revenue	71	84
Deferred compensation	3,209	3,104

Total liabilities	9,475	10,807
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 18,496,497 shares at June 30, 2004 and 18,362,523 shares at December 31, 2003	18	18
Additional paid in capital	163,491	162,068
Accumulated deficit	(106,721)	(94,433)
Accumulated other comprehensive (loss) income	(102)	43

Total shareholders’ equity	56,686	67,696

Total liabilities and shareholders’ equity	$66,161	$78,503

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2004	2003
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$1,266	$1,019
Product sales	—	230

Total revenues	1,266	1,249
Cost of revenues	29	63

Gross profit	1,237	1,186
Operating expenses:
Selling, general and administrative	2,528	3,226
Research and product development	6,422	5,559

Total operating expenses	8,950	8,785

Operating loss from continuing operations	(7,713)	(7,599)
Investment income	204	79
Interest expense	—	2

Loss from continuing operations	(7,509)	(7,522)
Working capital adjustment on sale of discontinued operations, net of tax benefit of $11	—	(83)

Net loss	$(7,509)	$(7,605)

Basic and diluted loss per common share:
Continuing operations	$(0.41)	$(0.48)
Discontinued operations	—	(0.01)

Net loss per common share	$(0.41)	$(0.49)

Weighted average shares of common stock outstanding	18,484	15,572

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$2,527	$1,966
Product sales	222	455

Total revenues	2,749	2,421
Cost of revenues	78	144

Gross profit	2,671	2,277
Operating expenses:
Selling, general and administrative	4,864	5,530
Research and product development	10,511	9,142

Total operating expenses	15,375	14,672

Operating loss from continuing operations	(12,704)	(12,395)
Investment income	417	120
Interest expense	—	34

Loss from continuing operations	(12,287)	(12,309)
Earnings from discontinued operations, net of tax expense of $26	—	177
Gain on sale of discontinued operations, net of tax expense of $51	—	9,497

Net loss	$(12,287)	$(2,635)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.67)	$(0.79)
Discontinued operations	—	0.62

Net loss per common share	$(0.67)	$(0.17)

Weighted average shares of common stock outstanding	18,447	15,540

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
	(In thousands)
Net cash used in operating activities:
Net loss	$(12,287)	$(2,635)
Less earnings from discontinued operations, net of tax	—	(177)
Less gain on sale of discontinued operations, net of tax	—	(9,497)

Loss from continuing operations	(12,287)	(12,309)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations operating activities	344	225

Net cash used in continuing operations operating activities	(11,943)	(12,084)
Net cash provided by discontinued operations operating activities	—	874

Net cash used in operating activities	(11,943)	(11,210)
Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs paid of $1,351 in 2003	1,250	36,900
Acquisitions of fixed assets, net	(908)	(635)
Patent costs	(280)	(386)
Proceeds from maturities of marketable securities	17,677	1,000
Purchases of marketable securities	(8,799)	(9,035)

Net cash provided by continuing operations investing activities	8,940	27,844
Net cash used in discontinued operations investing activities	—	(97)

Net cash provided by investing activities	8,940	27,747
Financing activities:
Proceeds from loans	—	1,354
Repayments of loans	—	(7,047)
Issuance of common stock, net	1,273	885
Net cash provided by discontinued operations	—	2,249

Net cash provided by (used in) financing activities	1,273	(2,559)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	32

Net (decrease) increase in cash and cash equivalents	(1,730)	14,010
Cash and cash equivalents at beginning of period	25,307	1,629

Cash and cash equivalents at end of period	$23,577	$15,639

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

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. In April 2003, the Company received $1.0 million under the promissory note, and received the balance of $1.25 million in May 2004. The Company used approximately $5.5 million of proceeds of the Asset Sale to repay debt. As a result of the Asset Sale, the accompanying condensed consolidated financial statements present Penwest’s excipient business as a discontinued operation for all periods presented.

     The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     As a result of the Asset Sale, the operating results of the excipient business have been presented as discontinued operations in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2003 (see Note 10).

     The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Revenue from product sales — Revenues from product sales are recognized when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in cost of revenues.

     Royalties and licensing fees — Revenues received from non-refundable upfront licensing fees are recognized ratably over the

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

development period of the related collaboration agreement, when this period involves development risk associated with the incomplete stage of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

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

     At June 30, 2004, the Company maintained two stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three and six month periods ended June 30, 2004, in connection with board of directors’ and scientific advisory board retainer and meeting fees in 2004, the Company recorded $20,000 and $40,000, respectively, of expense associated with the issuance of discounted stock options and $55,000 and $92,000, respectively, of expense associated with restricted stock grants. No other stock-based employee compensation expense is reflected in net loss as all other options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following table reflects proforma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(in thousands, except per share		(in thousands, except per share
	data)		data)
Net loss — as reported	$(7,509)	$(7,605)	$(12,287)	$(2,635)
Stock options’ fair value effect	(846)	(778)	(1,652)	(1,586)

Net loss — pro forma after stock options’ fair value effect	$(8,355)	$(8,383)	$(13,939)	$(4,221)

Net loss per share, basic and diluted — as reported	$(0.41)	$(0.49)	$(0.67)	$(0.17)
Net loss per share, basic and diluted — pro forma after stock options’ fair value effect	$(0.45)	$(0.54)	$(0.76)	$(0.27)

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

5. Patents

     Patents include costs to secure patents on technology and products developed by the Company. Patents are amortized on a straight-line basis over their estimated useful lives of 17 to 20 years. Patents are evaluated for potential impairment whenever events or circumstance indicate that future undiscounted cash flows may not be sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the patent’s carrying value is in excess of its fair value. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.

     During the second quarter of 2004, the Company recorded a write-down of $410,000, net of accumulated amortization, related to the impairment of certain patents covering its inhalation technology which the Company determined to no longer have value. Such write-down is reflected in research and product development expense in the condensed consolidated statements of operations.

6. Business Insurance Premium Financing

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

7. Income Taxes

     For continuing operations, the effective tax rates for the three and six month periods ended June 30, 2004 and 2003 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The working capital adjustment on the sale of discontinued operations of $83,000 (expense), recorded in the three months ended June 30, 2003, is net of a tax benefit of $11,000. The gain on sale of discontinued operations of approximately $9.5 million, recorded in the six months ended June 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 for the six months ended June 30, 2003 is net of tax expense of $26,000, or 13% of pretax earnings. This tax expense, which includes foreign taxes, is lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses that offset the U.S. earnings of the discontinued operation (see Note 10).

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

Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Service cost	$(8)	$(7)	$(16)	$(14)
Interest cost	31	31	63	61
Amortization of net obligation at transition	10	15	20	30
Amortization of prior service cost	1	3	1	7
Amortization of net gain	—	(6)	—	(13)

Net periodic benefit cost	$34	$36	$68	$71

9. Comprehensive Loss

     The components of comprehensive loss for the three and six month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss	$(7,509)	$(7,605)	$(12,287)	$(2,635)
Foreign currency translation adjustments	—	—	—	109
Change in unrealized net gains and losses on marketable securities	(178)	(6)	(145)	(6)

Comprehensive loss	$(7,687)	$(7,611)	$(12,432)	$(2,532)

     Accumulated other comprehensive income (loss) equals the cumulative translation adjustment and unrealized net gains and losses on marketable securities which are the only components of other comprehensive income (loss) included in the Company’s financial statements. Effective on the date of the Asset Sale, accumulated other comprehensive income (loss) is comprised solely of unrealized net gains and losses on marketable securities.

10. Discontinued Operations

     On February 27, 2003, Penwest sold substantially all of the assets (the “Assets”) used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) for $41.75 million, plus the assumption of specified liabilities, subject to a working capital adjustment. The Assets of the excipient business were sold to Rettenmaier, either directly or through the sale of the outstanding capital stock of the three subsidiaries of Penwest that did business in the UK, Germany and Finland. The purchase price included $39.5 million in cash and a non-interest bearing promissory note of $2.25 million, with $1.0 million paid in April 2003 and $1.25 million paid in May 2004.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     In the first quarter of 2003, the Company recorded a gain on the Asset Sale of approximately $9.6 million, net of taxes of $62,000, and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company recorded an expense of $83,000 for the working capital adjustment, net of a tax benefit of $11,000 for a total gain of $9.5 million, net of tax expense of $51,000 for the six months ended June 30, 2003. The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million offset by other net liabilities. The gain on the Asset Sale was net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees. Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003.

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

     Prior to April 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company notified Endo that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER effective April 17, 2003. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest (“Unfunded Development Costs”) through a temporary adjustment in the royalty rate payable to Penwest that will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the Company to reimburse Endo directly for the Unfunded Development Costs and, as a result, to receive the full royalty rate from Endo without adjustment. The Company estimates that through May 31, 2004, Unfunded Development Costs approximated $10.1 million.

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

•	Oxymorphone ER. We are developing oxymorphone ER under a collaboration agreement with Endo Pharmaceuticals, Inc. In February 2003, the FDA accepted for filing a New Drug Application, or NDA, for oxymorphone ER. In October 2003, Endo received an approvable letter from the U.S. Food and Drug Administration, or FDA, for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In July 2004, Endo reached an agreement with the FDA on the design of the new trial. Under the terms of a Special Protocol Assessment agreed upon by the FDA, Endo will initiate a 12-week, multicenter, double-blinded, placebo-controlled trial of oxymorphone ER. This pivotal study will complement the Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. Endo also reported that based on the duration of the trial and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response to the FDA late in the third quarter or in the fourth quarter of 2005. We expect that Endo will receive a further action letter from the FDA within six months of Endo submitting the complete response letter.

•	PW2101. We are currently developing PW2101 on our own. In the fourth quarter of 2003, we completed a pivotal clinical trial of this product candidate. This pivotal clinical trial was a randomized, double-blind, parallel-group study comparing PW2101 to placebo. A total of 163 subjects were evaluated for efficacy compared to placebo based upon primary end points agreed upon with the FDA. The primary end points of the trial were met, and the clinical development program is now complete. We expect to file a 505(b)(2) NDA for PW2101 by the end of 2004. We are also developing a lower strength of PW2101. In the second quarter of 2004, we commenced a pivotal clinical trial of this lower strength dosage and expect to complete this additional trial by the end of 2004. Assuming that this trial is successful, we expect that we would submit these results as supplemental data for the NDA in the first quarter of 2005.

     Under a collaboration agreement with Mylan Pharmaceuticals Inc., we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology. In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market Pfizer’s generic version of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL.

     Prior to February 27, 2003, we also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, we sold substantially all of the assets used in our excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. We received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. This note was paid in two installments with the final balance of $1.25 million paid in May 2004. We used approximately $5.5 million of proceeds of the sale of our excipient business to repay outstanding debt. Commencing in the first quarter of 2003, we reported the operating results of the excipient business as a discontinued operation.

     We have incurred net losses since 1994. As of June 30, 2004, our accumulated deficit was approximately $106.7 million. We expect operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of our revenues through February 27, 2003 were generated from sales of our pharmaceutical excipient product line. Since the sale of our excipient business, we have generated revenues primarily from royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL and shipments of bulk TIMERx to our collaborators. Our future profitability will depend on several factors, including:

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to, revenue recognition, research and development expenses, deferred taxes-valuation allowance and impairment of long-lived assets. For a more detailed explanation of the judgments made in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations for Quarters and Six Months Ended June 30, 2004 and 2003

     Revenues

	Quarter ended	Percentage	Quarter ended	Six months ended	Percentage	Six months ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2004	(Decrease)	2003	2004	(Decrease)	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$1,266	24%	$1,019	$2,527	29%	$1,966
Product Sales	—	(100)%	230	222	(51)%	455

Total Revenues	$1,266	1%	$1,249	$2,749	14%	$2,421

     The increase in total revenues for the quarter and six months ended June 30, 2004 as compared to the comparable periods for 2003 was the result of increases in royalties and licensing fees. Our royalties and licensing fees primarily consist of royalties from Mylan on their sales of Pfizer’s 30 mg generic version of Procardia XL. These royalties increased in the quarter and six months ended June 30, 2004 compared to the comparable periods for 2003 due to Mylan’s increased sales of Pfizer’s Procardia XL. Our product sales consist of sales of formulated bulk TIMERx to our collaborators. We shipped bulk TIMERx and recorded product sales in the first quarter of 2004, but did not ship any bulk TIMERx or record any product sales in the second quarter of 2004. We do not expect to ship any bulk TIMERx or record any product sales during the remainder of 2004.

     Selling, General and Administrative Expense

     Selling, general and administrative (SG&A) expenses for the quarter and six months ended June 30, 2004 were $2.5 million and $4.9 million, respectively, as compared to $3.2 million and $5.5 million, respectively, for the comparable periods of 2003. The decreases totaled $698,000 or 22% and $666,000 or 12% for the quarter and six months ended June 30, 2004, respectively. SG&A expenses decreased in the quarter and six months ended June 30, 2004 partly due to a decrease in our share of expenses for oxymorphone ER. The quarter and six months ended June 30, 2003 included $185,000 and $413,000, respectively, of SG&A expense related to our share of marketing expenses for oxymorphone ER. There were no such costs for this product in the comparable periods in 2004 as we opted out of funding these costs effective April 17, 2003. SG&A expenses also decreased in both periods partly due to decreases in professional and legal fees of approximately $137,000 and $123,000, respectively, and a reduction in compensation expense of approximately $105,000 due to a severance charge taken in the second quarter of 2003, with no similar charge in the current year.

     Research and Product Development Expense

				Six months		Six months
	Quarter ended	Percentage	Quarter ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2004	(Decrease)	2003	2004	(Decrease)	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Oxymorphone ER	$—	(100)%	$635	$—	(100)%	$2,197
PW2101	3,068	22%	2,507	4,811	64%	2,927
Research and New Technology Development	1,070	73%	620	1,594	37%	1,160
Phase I Products and Internal Cost	2,284	27%	1,797	4,106	44%	2,858

Total Research and Product Development Expense	$6,422	16%	$5,559	$10,511	15%	$9,142

In the preceding table, research and development expenses are set forth in the following four categories:

•	Oxymorphone ER – These expenses reflect our direct external expenses relating to the development of oxymorphone ER. These expenses consist primarily of payments to third parties, including payments to Endo for our share of development costs under our collaboration agreement with Endo;

•	PW2101 – These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials and the manufacturing of product, prior to regulatory approval, for clinical use and potential commercial use;

•	Research and New Technology Development – These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and amortization and any write-downs of patent costs; and

•	Phase I Products and Internal Costs – These expenses reflect both our direct external expenses and our internal expenses relating to the development of phase I product candidates and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted for our phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.

     Total research and product development expenses increased in the quarter and six months ended June 30, 2004 primarily due to increased costs relating to the development of PW2101, as well as increased costs relating to the development of phase I product candidates. These increases were partially offset by decreased costs relating to the development of oxymorphone ER.

     We did not have any research and development expenses related to oxymorphone ER in the first six months of 2004 due to the discontinuation of our funding of the development of oxymorphone ER effective April 17, 2003. We have not incurred any research and development expenses related to oxymorphone ER since April 17, 2003, and we do not expect to incur any additional research and development expenses relating to oxymorphone ER unless we resume our participation in the funding of the expenses of oxymorphone ER.

     Approximately 48% and 46% of our research and development expenses for the quarter and six months ended June 30, 2004, respectively, related to the direct costs associated with clinical development, manufacturing scale-up and preparation of the NDA for PW2101. These expenses increased from the corresponding periods of 2003 primarily due to costs relating to the pivotal clinical trials of PW2101 and our increased efforts with respect to the manufacture of PW2101. In the fourth quarter of 2003, we completed a pivotal trial of PW2101 for the treatment of hypertension and announced in the first quarter of 2004 that the primary end points had been met. We do not plan to conduct any additional clinical trials on the higher strengths of this product prior to submitting a 505(b)(2) NDA for this product, which we anticipate filing in late 2004. However, we are also developing a lower strength of PW2101. In the second quarter of 2004, we commenced a pivotal clinical trial of this lower strength dosage and expect to complete this additional trial by the end of 2004. Assuming that trial results are positive, we expect that we would submit the supplemental data for this lower dosage form of PW2101 in the first quarter of 2005. In addition, we expect to continue to incur additional research and development expenses relating to PW2101 as we continue to work with the third party manufacturer of PW2101 with respect to supporting a potential manufacturing site change, as well as for the cost of stability data and the cost of preparing the NDA for submission. Although we have developed PW2101 on our own, we do not intend to market this product. As a result, we are currently seeking a marketing partner for this product.

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

     Research and new technology development expenses increased primarily due to a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology which we determined to no longer have value. We expect research and new technology development expenses to decrease significantly during the remainder of 2004 as personnel that were previously performing research and new technology development activities are being redirected to developing Phase I candidates.

     Phase I products and internal costs increased for the quarter and six months ended June 30, 2004 primarily as a result of an increase in the number of phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these phase I product candidates and increased costs associated with an increase in the number of employees engaged in our development efforts. We expect these costs to increase in the second half of 2004 as a result of the redirection of research resources noted above.

     Tax Rates

     For continuing operations, the effective tax rates for the three and six month periods ended June 30, 2004 and 2003 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.

     For discontinued operations, the gain on sale of approximately $9.5 million, recorded in the six months ended June 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax rate is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 for the six months ended June 30, 2003 are net of tax expenses of $26,000, or 13% of pretax earnings. These tax rates, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation.

Liquidity and Capital Resources

Sources of Liquidity

     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures with proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of June 30, 2004, we had cash, cash equivalents, and short-term investments of $53.2 million. We have no other committed sources of capital.

     We are a party to an agreement with Endo with respect to the development of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and marketing of oxymorphone ER. We do not expect to incur any significant expenses relating to oxymorphone ER in 2004 unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts, and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through May 31, 2004, unfunded development costs approximated $10.1 million. We expect this unfunded amount to increase as Endo completes the required pivotal study and incurs pre-launch marketing costs.

Cash Flows

     We had negative cash flow from operations for the six months ended June 30, 2004 of $11.9 million, primarily due to a net loss of $12.3 million in the period. We had negative cash flow from operations for the six months ended June 30, 2003 of $11.2 million, primarily due to the loss from continuing operations of $12.3 million for the period. Investing activities provided $8.9 million in cash for the six months ended June 30, 2004, primarily reflecting maturities of marketable securities, net of purchases, of $8.9 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities, and funds expended for intangible assets, which included costs to secure patents on technology developed by us. For the first six months of 2004, financing activities provided $1.3 million in cash primarily from the issuance of common stock upon exercise of outstanding stock options. Our cash flow for the first six months of 2004 also differed from our cash flow for the first six months of 2003 because we no longer derive revenues from sales of our excipient products and do not incur expenses in connection with our excipient business, except for the related revenues and expenses during the period ended February 26, 2003.

Funding Requirements

     We anticipate that our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least 2005. We expect to continue to invest in capital expenditures in 2004 at levels slightly below the 2003 capital spending which approximated $2.8 million, primarily for laboratory equipment for our drug development activities, and for patents on technology and products developed by us.

     Our requirements for capital in our business are substantial and will depend on many factors, including:

•	whether oxymorphone ER is approved on a timely basis, or at all;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular with respect to oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding additional product candidates or technologies;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     Subject to these factors, we expect that we will need to issue additional equity or debt securities, or seek additional financing through other arrangements to fund operations beyond 2005. In addition, if we determine to resume our participation in the funding of oxymorphone ER, or to acquire additional product candidates or technologies, we will need to seek additional funding to fund such actions through collaborative agreements or research and development arrangements, and public or private financings.

     If we raise additional funds by issuing equity securities, further dilution to our then existing shareholders may result. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential product or grant licenses on terms that may not be favorable to us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations primarily relating to clinical development, contract manufacturing and capital expenditures. Below is a table summarizing our contractual cash obligations under our operating leases and purchase obligations, as of June 30, 2004:

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
	(in thousands)
Operating Leases	$1,179	$457	$722	$—	$—
Purchase Obligations	1,971	1,921	50	—	—

Total	$3,150	$2,378	$772	$—	$—

Net Operating Loss Carryforwards

     At June 30, 2004, we had federal net operating loss, or NOL, carryforwards of approximately $63.8 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.3 million and $3.1 million expire in 2018, 2019, 2020, 2021, 2022, and 2023, respectively. In addition, we had research and development tax credit carryforwards of approximately $2.2 million of which $299,000, $306,000, $777,000, and $828,000 expire in 2019, 2020, 2021, and 2022 respectively. The use of the NOL carryforwards and research and development tax credit carryforwards are limited to our future taxable earnings. For financial reporting purposes, at June 30, 2004 a valuation allowance of $26.5 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforwards. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.

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

     We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $15.9 million, $17.1 million and $16.0 million, during 2003, 2002, and 2001, respectively. We had a loss from continuing operations of $26.0 million, $19.0 million, and $16.8 million in 2003, 2002, and 2001, respectively. For the six months ended June 30, 2004, we had a net loss of $12.3, million. As of June 30, 2004, our accumulated deficit was approximately $106.7 million.

     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our TIMERx and other drug delivery technologies. As a result, we expect to continue to incur net losses as we continue our research activities, conduct development of, and seek regulatory approvals for, product utilizing TIMERx technology, until substantial sales of products commercialized utilizing our TIMERx technology occur. These net losses have had and will continue to have an adverse effect on, among other things, our shareholders’ equity, total assets and working capital.

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

     We may require additional funding, which may be difficult to obtain

     As of June 30, 2004, we had cash, cash equivalents, and short-term investments of $53.2 million. We anticipate that our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financings through at least 2005.

     Our requirements for additional capital are substantial and will depend on many factors, including:

•	whether oxymorphone ER is approved on a timely basis, or at all;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular with respect to oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding additional products or technologies;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     Subject to these factors, we expect that we will need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond 2005. In addition, if we determine to resume our participation in the funding of oxymorphone ER or to acquire additional products or technologies, we will need to seek additional funding for such actions through collaborative agreements or research and development arrangements, and public or private financing.

     If we raise additional funds by issuing equity securities, further dilution to our then existing shareholders may result. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential product or grant licenses on terms that may not be favorable to us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

     We are dependent on collaborators to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell our TIMERx controlled release products, including, in particular, Endo with respect to oxymorphone ER

     Some of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. For instance, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.

     We have limited experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our other products in development, we will have to establish our own capabilities or discontinue the commercialization of the affected product. For instance, if we are unable to enter into a collaboration for PW2101, we may be unable to commercially launch the product even if we obtain FDA approval. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we would be successful in developing these capabilities.

     Our existing collaborations are subject to termination on short notice under certain circumstances including, for example, if the collaborator determines that the product in development is not likely to be successfully developed or not likely to receive regulatory approval, if we breach the agreement or upon a bankruptcy event. If any of our collaborations are terminated, we may be required to devote additional resources to the product, seek a new collaborator on short notice or abandon the product. The terms of any additional collaborations or other arrangements that we establish may not be favorable to us.

     We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborator’s commitment to the collaboration with us

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the product;

•	Our collaborators may terminate their collaborations with us. This could make it difficult for us to attract new collaborators or adversely affect perception of us in the business and financial communities.

•	Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

     We face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do

     The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and commercialize products;

•	more extensive experience than we have in conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	competing products that have already received regulatory approval or are in late-stage development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

     We face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products, or obtain more effective patent protection, than we are able to develop or commercialize. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which would adversely affect our competitive position, the likelihood that our product will achieve initial market acceptance and our ability to generate meaningful revenues from our products. Even if our products achieve initial market acceptance, competitive products may render our products obsolete or noncompetitive. If our products are rendered obsolete, we may not be able to recover the expenses of developing and commercializing those products.

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

     Some of the TIMERx products we are developing, such as PW2101, are branded controlled release products, which are based on essentially the same active chemical ingredient as other branded controlled release products. These branded controlled release products will compete against the original branded product on which our product is based, as well as any generic versions of the original branded product, based primarily on price. In addition, our product will compete against other competitive products in the therapeutic class.

     In addition to developing branded controlled release products, we also selectively develop generic versions of branded controlled release products using our TIMERx technology and generic active ingredients. The success of these products will depend, in large part, on the intensity of competition from the branded controlled release product, other generic versions of the branded controlled release product, and other drugs and technologies that compete with the branded controlled release product, as well as the timing of product approval.

     The generic drug industry is characterized by frequent litigation between generic drug companies and branded drug companies.

Those companies with significant financial resources will be better able to bring and defend any such litigation.

     If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products

     In order to obtain regulatory approvals for the commercial sale of our potential products, including our branded controlled release products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we or our collaborators may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, or for other reasons.

     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may requires us or our collaborators, to conduct additional clinical trials. For example, in October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. Endo has now agreed to initiate an additional 12-week, multicenter, double-blinded, placebo-controlled trial of oxymorphone ER.

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

     If clinical trials do not show any potential product to be safe or efficacious, if we are required to conduct additional clinical trials or other testing of our products in development beyond those that we currently contemplate or if we are unable to successfully complete our clinical trials or other testing, we may:

•	be delayed in obtaining marketing approval for our products;

•	not be able to obtain marketing approval for our products; or

•	obtain approval for indications that are not as broad as intended.

Our product development costs may also increase if we experience delays in testing or approvals. In addition, significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products.

     We may not obtain regulatory approval for our products, which would materially impair our ability to generate revenue

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

     In February 2003, the FDA accepted for filing from Endo an NDA for oxymorphone ER. In October 2003, the FDA issued to Endo an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. In July 2004, Endo reached an agreement with the FDA on the design of the new trial. Under the terms of a Special Protocol Assessment agreed upon by the FDA, Endo will initiate a 12-week, multicenter, double-blinded, placebo-controlled trial of oxymorphone ER. This pivotal study will complement the Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. Endo also reported that, based on the duration of the trial and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response to the FDA in the fourth quarter of 2005. We expect that Endo will receive a further action letter from the FDA within six months of Endo submitting the complete response letter. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.

     Certain products containing our TIMERx controlled release technology require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA-approved immediate release drugs and branded controlled release drugs, such as PW2101, containing the same chemical ingredient as an FDA-approved controlled release drug, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505(b)(2) of the FDCA when such data exists for an approved immediate release or controlled release version of the same chemical entity. However, we can provide no assurance that the FDA will accept such section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA’s policies on section 505(b)(2) NDAs have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under section 505(b)(2) in a timely manner or at all.

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

     Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with applicable regulatory requirements may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product recalls;

•	seizure of products; and

•	injunctions or the imposition of civil or criminal prosecution.

     Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products

     We expect to file or have our collaborators file ANDAs or NDAs for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.

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

     Factors that we believe could materially affect market acceptance of these products include:

•	the timing of the receipt of marketing approvals and the countries in which such approvals are obtained;

•	the safety and efficacy of the product as compared to competitive products;

•	the relative convenience and ease of administration as compared to competitive products;

•	the strength of marketing distribution support; and

•	the cost-effectiveness of the product and the ability to receive third party reimbursement.

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

     Our research, development and commercialization activities, as well as any products in development or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications of competitors or other third parties. In such event, we or our collaborators may choose or may be required to seek a license from a third party and to pay license fees or royalties or both under such license. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we or our collaborators are not able to obtain a license, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations.

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

     We may become involved in patent litigation or other intellectual property proceedings relating to our products or processes, which could result in liability for damages or stop our development and commercialization efforts

     The pharmaceutical industry has been characterized by significant litigation, interference and other proceedings regarding patents, patent applications and other intellectual property rights. The types of situations in which we may become parties to such litigation or proceedings include:

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

     The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Although the legal costs of defending litigation relating to a patent infringement claim are generally the contractual responsibility of our collaborators unless such claim relates to TIMERx in which case such costs are our responsibility, we could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

     We believe that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing our TIMERx materials and the products we are evaluating in clinical trials. Although we have qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, if Draxis is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, or if Draxis will not agree to renew our agreement when it expires on acceptable terms to us or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms to us or at all, particularly as these products advance through clinical development and move closer to regulatory approval, our business and the clinical development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties upon which we rely for supply of our TIMERx material or our products in clinical development will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of our products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.

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

     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities primarily consist of corporate debt, certificates of deposit and U.S. Government Agency-backed notes, and approximated $29.6 million at June 30, 2004. As of June 30, 2004, these securities have contractual maturity dates of up to twenty-two months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At June 30, 2004, market values approximated carrying values. At June 30, 2004, we had approximately $53.2 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $532,000.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within our company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls - No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on June 2, 2004, the following proposals were adopted by the vote specified below:

a.	Election of Class I Directors for a term of three years:

	For	Withhold
Paul E. Freiman	14,555,811	1,742,819
Rolf H. Henel	14,649,158	1,649,472

The following directors did not stand for reelection as their terms in office continued after the Annual Meeting: Jere E. Goyan, Tod R. Hamachek, Robert J. Hennessey, Dr. John Staniforth and Anne M. VanLent.

b.	Approval of an amendment to our Amended and Restated Articles of Incorporation increasing the number of authorized shares of our Common Stock to 60,000,000:

For	Against	Abstain	Broker Non-Votes
14,147,263	957,046	1,194,321	NONE

c.	Ratification of the selection of Ernst & Young LLP as our independent auditors for the current year:

For	Against	Abstain	Broker Non-Votes
15,004,559	119,545	1,174,526	NONE

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

b.	Reports on Form 8-K.

     On April 5, 2004, we filed a report on Form 8-K announcing the outcome of a meeting Endo had with the FDA on oxymorphone ER.

     On April 29, 2004, we filed a report on Form 8-K announcing our results for the first quarter ended March 31, 2004.

     On May 6, 2004, we filed a report on Form 8-K announcing the results of Endo’s FDA meeting on oxymorphone ER.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

Date: July 30, 2004	/s/ Jennifer L. Good

Jennifer L. Good
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation.

10.1	Lease Amendment and Attornment Agreement dated March 15, 2004 by and among Danbury Buildings Co., L.P., Union Carbide Corporation and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002