Form 10-Q
period 2004-09-30
PENWEST PHARMACEUTICALS CO
filed 2004-11-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23467

Penwest Pharmaceuticals Co.
(Exact name of registrant as specified in its charter)

Washington	91-1513032
(State of Incorporation)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Suite 11,	06810-5120
Danbury, Connecticut	(Zip Code)
(Address of principal executive offices)	(Delete)

(877) 736-9378
(Registrant’s telephone number, including area code.)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2004

Class	Outstanding

Common stock, par value $.001	18,548,867

PENWEST PHARMACEUTICALS CO.

     TIMERx® is a registered trademark of the Company. Geminex® and SyncroDose™ are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,664	$25,307
Marketable securities	28,295	38,586
Trade accounts receivable	1,183	1,153
Inventories:
Raw materials and other	155	196
Finished goods	511	460

Total inventories	666	656
Prepaid expenses and other current assets	1,937	1,364
Note receivable	—	1,250

Total current assets	48,745	68,316
Fixed assets, net	3,800	3,533
Patents, net	3,335	3,689
Cash surrender value of life insurance policies	3,022	2,965

Total assets	$58,902	$78,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662	$2,804
Accrued expenses	2,120	2,133
Accrued development costs	1,066	2,682

Total current liabilities	3,848	7,619
Deferred revenue	71	84
Deferred compensation	3,262	3,104

Total liabilities	7,181	10,807
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 18,496,497 shares at September 30, 2004 and 18,362,523 shares at December 31, 2003	18	18
Additional paid in capital	163,491	162,068
Accumulated deficit	(111,729)	(94,433)
Accumulated other comprehensive (loss) income	(59)	43

Total shareholders’ equity	51,721	67,696

Total liabilities and shareholders’ equity	$58,902	$78,503

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$1,206	$1,016
Product sales	4	—

Total revenues	1,210	1,016
Cost of revenues	15	11

Gross profit	1,195	1,005
Operating expenses:
Selling, general and administrative	2,323	2,276
Research and product development	4,103	4,413

Total operating expenses	6,426	6,689

Loss from operations	(5,231)	(5,684)
Investment income	228	147

Loss before income tax expense	(5,003)	(5,537)
Income tax expense	5	—

Net loss	$(5,008)	$(5,537)

Net loss per common share	$(0.27)	$(0.32)

Weighted average shares of common stock outstanding	18,496	17,254

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$3,733	$2,982
Product sales	226	455

Total revenues	3,959	3,437
Cost of revenues	93	155

Gross profit	3,866	3,282
Operating expenses:
Selling, general and administrative	7,187	7,806
Research and product development	14,614	13,555

Total operating expenses	21,801	21,361

Operating loss from continuing operations	(17,935)	(18,079)
Investment income	645	267
Interest expense	—	34

Loss from continuing operations before income taxes	(17,290)	(17,846)
Income tax expense	5	—

Loss from continuing operations	(17,295)	(17,846)
Earnings from discontinued operations, net of tax expense of $26	—	177
Gain on sale of discontinued operations, net of tax expense of $51	—	9,497

Net loss	$(17,295)	$(8,172)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(0.94)	$(1.11)
Discontinued operations	—	0.60

Net loss per common share	$(0.94)	$(0.51)

Weighted average shares of common stock outstanding	18,464	16,118

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Net cash used in operating activities:
Net loss	$(17,295)	$(8,172)
Less earnings from discontinued operations, net of tax	—	(177)
Less gain on sale of discontinued operations, net of tax	—	(9,497)

Loss from continuing operations	(17,295)	(17,846)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations operating activities	(2,436)	606

Net cash used in continuing operations operating activities	(19,731)	(17,240)
Net cash provided by discontinued operations operating activities	—	874

Net cash used in operating activities	(19,731)	(16,366)
Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs paid of $1,351 in 2003	1,250	36,900
Acquisitions of fixed assets, net	(1,052)	(1,820)
Patent costs	(390)	(554)
Proceeds from maturities of marketable securities	19,206	3,994
Purchases of marketable securities	(9,199)	(30,816)

Net cash provided by continuing operations investing activities	9,815	7,704
Net cash used in discontinued operations investing activities	—	(97)

Net cash provided by investing activities	9,815	7,607
Financing activities:
Proceeds from loans	—	1,354
Repayments of loans	—	(7,047)
Issuance of common stock, net	1,273	51,248
Net cash provided by discontinued operations	—	2,249

Net cash provided by financing activities	1,273	47,804
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	32

Net (decrease) increase in cash and cash equivalents	(8,643)	39,077
Cash and cash equivalents at beginning of period	25,307	1,629

Cash and cash equivalents at end of period	$16,664	$40,706

See accompanying notes to condensed consolidated financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

     Penwest Pharmaceuticals Co. (the “Company”) develops pharmaceutical products based on innovative oral drug delivery technologies. The foundation of Penwest’s technology platform is TIMERx®, an extended release delivery system that is adaptable to soluble and insoluble drugs and that is flexible for a variety of controlled release profiles. The Company has also developed two additional oral drug delivery systems, Geminex® and SyncroDose™. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug. SyncroDose is a drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the digestive tract.

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. In April 2003, the Company received $1.0 million under the promissory note, and received the balance of $1.25 million in May 2004. The Company used approximately $5.5 million of proceeds of the Asset Sale to repay debt. As a result of the Asset Sale, the accompanying condensed consolidated financial statements present Penwest’s excipient business as discontinued operations for all periods presented.

     The Company is subject to the risks and uncertainties associated with a drug delivery company actively engaged in research and development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx extended release products, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.

2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     As a result of the Asset Sale, the operating results of the excipient business have been presented as discontinued operations in the condensed consolidated statements of operations for the nine month period ended September 30, 2003, (see Note 9).

     The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Royalties and licensing fees — Revenues from non-refundable upfront licensing fees received under collaboration agreements are recognized ratably over the development period of the related collaboration agreement when this period involves development risk associated with the incomplete stage of a product’s development or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned.

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

Stock-Based Compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company’s condensed consolidated results of operations, financial position or cash flows. On October 13, 2004, the Financial Accounting Standards Board concluded that SFAS 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company has not yet determined the impact that SFAS 123R will have on its financial statements.

     At September 30, 2004, the Company maintained two stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three and nine month periods ended September 30, 2004, in connection with retainer and meeting fees earned by members of the Company’s board of directors and scientific advisory board in 2004, the Company recorded $20,000 and $60,000, respectively, of expense associated with the issuance of discounted stock options and $58,000 and $151,000, respectively, of expense associated with restricted stock grants. No other stock-based employee compensation expense is reflected in net loss as all other options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(in thousands, except		(in thousands, except
	per share data)		per share data)

Net loss — as reported	$(5,008)	$(5,537)	$(17,295)	$(8,172)
Stock-based compensation expense included in reported net loss	78	55	211	146
Stock-based compensation under fair value method	(946)	(806)	(2,709)	(2,482)

Net loss — pro forma after stock–based compensation under fair value method	$(5,876)	$(6,288)	$(19,793)	$(10,508)

Net loss per share, basic and diluted — as reported	$(0.27)	$(0.32)	$(0.94)	$(0.51)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.32)	$(0.36)	$(1.07)	$(0.65)

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

5. Patents

     Patents include costs to secure patents on technology and products developed by the Company. Patents are amortized on a straight-line basis over their estimated useful lives of from 17 to 20 years. Patents are evaluated for potential impairment whenever events or circumstance indicate that future undiscounted cash flows may not be sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the patent’s carrying value is in excess of its fair value. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.

     During the second quarter of 2004, the Company recorded a write-down of $410,000, net of accumulated amortization, related to the impairment of certain patents covering its inhalation technology which the Company determined to no longer have value. Such write-down is reflected in research and product development expense in the condensed consolidated statements of operations.

6. Income Taxes

     For continuing operations, the effective tax rates for the three and nine month periods ended September 30, 2004 and 2003 were less than 1%. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

     The gain on sale of discontinued operations of approximately $9.5 million, recorded in the nine months ended September 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax expense is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 for the nine months ended September 30, 2003 is net of tax expense of $26,000, or 13% of pretax earnings. This tax expense, which includes foreign taxes, is lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses that offset the U.S. earnings of the discontinued operation (see Note 9).

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Executive Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the Chairman and Chief Executive Officer of Penwest. The Company does not fund this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:

     Components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Service cost	$(8)	$(7)	$(24)	$(20)
Interest cost	32	31	94	92
Amortization of net obligation at transition	10	15	30	45
Amortization of prior service cost	—	4	1	10
Amortization of net gain	—	(7)	—	(20)

Net periodic benefit cost	$34	$36	$101	$107

8. Comprehensive Loss

     The components of comprehensive loss for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)

Net loss	$(5,008)	$(5,537)	$(17,295)	$(8,172)
Foreign currency translation adjustments	—	—	—	109
Change in unrealized net gains and losses on marketable securities	43	55	(102)	49

Comprehensive loss	$(4,965)	$(5,482)	$(17,397)	$(8,014)

     Accumulated other comprehensive income (loss) equals the cumulative translation adjustment and unrealized net gains and losses on marketable securities, which are the only components of other comprehensive income (loss) included in the Company’s financial statements. Effective on the date of the Asset Sale, accumulated other comprehensive income (loss) is comprised solely of unrealized net gains and losses on marketable securities.

9. Discontinued Operations

     On February 27, 2003, Penwest sold substantially all of the assets (the “Assets”) used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (“Rettenmaier”) for $41.75 million, plus the assumption of specified liabilities, subject to a working capital adjustment. The Assets of the excipient business were sold to Rettenmaier, either directly or through the sale of the outstanding capital stock of the three subsidiaries of Penwest that did business in the UK, Germany and Finland. The purchase price included $39.5 million in cash and a non-interest bearing promissory note of $2.25 million, with $1.0 million paid to Penwest in April 2003 and $1.25 million paid to Penwest in May 2004.

     In the first quarter of 2003, the Company recorded a gain on the Asset Sale of approximately $9.6 million, net of taxes of $62,000, and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the second quarter of 2003, the Company recorded an expense of $83,000 for the working capital adjustment, net of a tax benefit of $11,000 for a total gain of $9.5 million, net of tax expense of $51,000 for the nine months ended September 30, 2003. The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million offset by other net liabilities. The gain on the Asset Sale was net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003.

     Prior to the sale of the excipient business, the Company owned an office, laboratory and warehouse facility in Patterson, New York, as well as a facility in Cedar Rapids, Iowa, where it manufactured pharmaceutical excipients. As part of the Asset Sale, the Company transferred these properties and assigned its lease of a pharmaceutical excipient manufacturing facility in Nastola, Finland to Rettenmaier. Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson facility until February 2008, initially on a rent-free basis (plus operating expenses) for two years and then pursuant to three successive one-year options at monthly rent payments approximating $14,000, plus operating expenses.

10. Licensing Agreements

     The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with the Company’s drug delivery technologies.

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

     Prior to April 17, 2003, the Company and Endo shared the costs involved in the development of oxymorphone ER. On March 17, 2003, the Company notified Endo that it was discontinuing its participation in the funding of the development and marketing of oxymorphone ER effective April 17, 2003. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by Penwest (“Unfunded Development Costs”) through a temporary adjustment in the royalty rate payable to Penwest that will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the Company to reimburse Endo directly for the Unfunded Development Costs and, as a result, to receive the full royalty rate from Endo without adjustment. The Company estimates that through July 31, 2004, Unfunded Development Costs approximated $11.5 million.

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Mylan Pharmaceuticals Inc.

     On March 2, 2000, Mylan Pharmaceuticals Inc. announced that it had signed a supply and distribution agreement with Pfizer, Inc to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a product the Company had developed in collaboration with Mylan, and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2003 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $36.8 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL.

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

Overview

     We develop pharmaceutical products based on innovative oral drug delivery technologies. The foundation of our technology platform is TIMERx, an extended release delivery system that is adaptable to soluble and insoluble drugs, and that is flexible for a variety of controlled release profiles. We have also developed two additional oral drug delivery systems, Geminex and SyncroDose. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug. SyncroDose is a drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the digestive tract. Our proprietary TIMERx drug delivery technology is utilized in four products that were developed with collaborators and have been approved in various countries. In addition, we have a number of product candidates in our drug development pipeline. Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our drug delivery technologies. The products on which we are currently focusing principally address diseases of the central nervous system.

     The two most advanced products in our drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for the treatment of moderate to severe pain, and PW2101, a branded beta blocker for the treatment of hypertension and angina that we have formulated using our TIMERx technology.

•	Oxymorphone ER. We are developing oxymorphone ER under a collaboration agreement with Endo Pharmaceuticals, Inc. In February 2003, the FDA accepted for filing a New Drug Application, or NDA, for oxymorphone ER. In October 2003, Endo received an approvable letter from the U.S. Food and Drug Administration, or FDA, for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In July 2004, Endo announced that it had reached agreement with the FDA on the design of a new clinical trial, to provide additional safety and efficacy data for oxymorphone ER to support Endo’s NDA for oxymorphone ER. The trial will be a 12-week multicenter double-blinded, placebo-controlled trial of oxymorphone ER in opioid naïve patients. Endo expects to recruit approximately 250 patients for this trial. Endo has advised us that the FDA has requested that Endo clarify certain aspects of Endo’s proposed protocol in order to obtain FDA approval under the FDA’s special protocol assessment (SPA) process and that Endo is currently complying with the FDA’s request. Endo has also advised us that while they are prepared to commence patient enrollment, they do not plan to do so until the FDA grants final approval of the protocol under the SPA process.

In the interim, however, Endo has initiated and begun to enroll patients in an alternative pivotal trial utilizing the same study design approved by the FDA in July 2004, but will dose the alternative trial in opioid experienced patients. Endo does not intend to seek approval of this alternative trial under the SPA process. If the protocol for the opioid naïve trial is approved under the SPA process, Endo intends to amend this alternative trial for any changes agreed upon with the FDA in the SPA process for the opioid naïve trial. Endo expects to recruit approximately 200 patients for this alternative trial.

Endo believes that whether it completes one or both of these trials, the completed trial or trials will complement the completed Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. Endo has also reported that based on the duration of the trials and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response to the FDA late in the third quarter or in the fourth quarter of 2005. We expect that Endo will receive a further action letter from the FDA within six months of submission of the complete response letter.

•	PW2101. We are currently developing PW2101, a beta blocker for the treatment of hypertension and angina. We have developed PW2101 on our own but are seeking a collaborative partner to market the product. We submitted a 505(b)(2) NDA to the FDA for PW2101 on August 31, 2004, and the FDA accepted this NDA for filing on October 29, 2004. Currently three strengths of the product are covered by the NDA. We are also developing a lower strength of PW2101. We are currently conducting a pivotal clinical trial of this lower strength and we expect to complete this trial by the end of 2004. Assuming that the results of this trial are positive, we expect to submit these results as supplemental data to the NDA in the first quarter of 2005 and believe the FDA will consider the lower strength in the original filing for the higher strengths.

PW2101 is a controlled release formulation of an immediate release beta blocker, the active ingredient which is no longer subject to patents in the United States. There is currently a similar branded controlled release beta blocker product that is marketed for hypertension. This branded product had U.S. sales of approximately $1 billion in 2003. There are also currently filings for generic versions of the branded controlled release product, and the sponsors are engaged in patent litigation. If the sponsors of the generic products prevail in such litigation, and PW2102 is approved, PW2101 would compete with the branded product and the generic versions of the branded product.

In addition, we are working with Patheon, Inc. with respect to the commercial manufacture of PW2101. Patheon manufactured PW2101 for use in our clinical trials as well as the NDA registration batches. However, the manufacturing site at which this manufacturing was conducted only made registration batches for the higher strengths of PW2101. The registration batch for the lower strength was done at an alternative site within Patheon. As a result, we are working with Patheon to qualify the alternative site which would consolidate the manufacturing of all of the strengths of PW2101 at a single site and would also provide greater production capacity than the original site. In order to use this alternative site for the commercial production of PW2101, we will need to conduct bioequivalence studies and submit them to the FDA as part of our NDA.

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

     We have incurred net losses since 1994. As of September 30, 2004, our accumulated deficit was approximately $112.0 million. We expect operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology occur. A substantial portion of our revenues through February 27, 2003 were generated from sales of our pharmaceutical excipient product line. Since the sale of our excipient business, we have generated revenues primarily from royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL and shipments of bulk TIMERx to our collaborators. Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER and PW2101;

•	royalties from Mylan; and

•	the level of our investment in research and development activities.

     Our results of operations may fluctuate from quarter to quarter depending on if and when oxymorphone ER or PW2101 are approved, the amount and timing of royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, volume and timing of shipments of formulated bulk TIMERx, launch of our products currently under development and on variations in payments under our collaborative agreements, including payments upon the achievement of specified milestones.

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

Results of Operations for Quarters and Nine Months Ended September 30, 2004 and 2003

Revenues

	Quarter ended		Quarter ended	Nine months ended	Percentage	Nine months ended
	September 30,	Percentage	September 30,	September 30,	Increase	September 30,
	2004	Increase	2003	2004	(Decrease)	2003
	(in thousands, except percentages)			(in thousands, except percentages)

Royalties and Licensing Fees	$1,206	19%	$1,016	$3,733	25%	$2,982
Product Sales	4	n/a	—	226	(50)%	455

Total Revenues	$1,210	19%	$1,016	$3,959	15%	$3,437

     The increase in total revenues for the quarter and nine months ended September 30, 2004 as compared to the comparable periods for 2003 was the result of increases in royalties and licensing fees. Our royalties and licensing fees primarily consist of royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. These royalties increased in the quarter and nine months ended September 30, 2004 compared to the comparable periods for 2003 due to Mylan’s increased sales of Pfizer’s 30 mg generic version of Procardia XL. Our product sales consist of sales of formulated bulk TIMERx to our collaborators. We shipped bulk TIMERx and recorded product sales in the first quarter and a minor amount in the third quarter of 2004, but did not ship any bulk TIMERx or record any product sales in the second quarter of 2004. Product sales were lower for the nine months ended September 30, 2004 than for the comparable period in 2003 due to reduced orders from our major customer of bulk TIMERx. We do not expect to ship any bulk TIMERx or record any product sales during the remainder of 2004.

     Selling, General and Administrative Expense

     Selling, general and administrative (SG&A) expenses for the quarter and nine months ended September 30, 2004 were $2.3 million and $7.2 million, respectively, as compared to $2.3 million and $7.8 million, respectively, for the comparable periods in 2003. The increase of $47,000, or 2%, in SG&A expenses in the third quarter of 2004 over the comparable period in 2003 primarily reflects lower compensation expenses in the 2003 period attributable to internal personnel costs of $193,000 that were capitalized during the third quarter of 2003 as part of an implementation project relating to our information system. This increase in compensation expense was partially offset by a decrease in professional fees as well as lower business insurance costs in the third quarter of 2004. The decrease of $619,000 or 8% in SG&A expenses for the nine months ended September 30, 2004 from the comparable period in 2003 was primarily due to the inclusion in the 2003 period of $341,000 for our share of marketing expenses for oxymorphone ER. We recorded no such costs for this product in 2004 as we opted out of funding these costs effective April 17, 2003. The nine month period ended September 30, 2003 also included compensation expense of approximately $105,000 due to a severance charge taken in the second quarter of 2003, with no similar charge in the comparable period in 2004. In addition, professional fees and costs of business insurance decreased in the first nine months of 2004 from the first nine months of 2003 by $192,000 and $117,000, respectively. These decreases were partially offset by personnel costs of $193,000 that were capitalized during the third quarter of 2003, as noted above.

     Research and Product Development Expense

	Quarter ended	Percentage	Quarter ended	Nine months ended	Percentage	Nine months ended
	September 30,	Increase	September 30,	September 30,	Increase	September 30,
	2004	(Decrease)	2003	2004	(Decrease)	2003
	(in thousands, except percentages)			(in thousands, except percentages)

Oxymorphone ER	$—	100%	$(266)	$—	(100%)	$1,931
PW2101	1,319	(46%)	2,421	6,130	16%	5,288
Research and New Technology Development	628	29%	485	2,222	35%	1,645
Phase I Products and Internal Costs	2,156	22%	1,773	6,262	33%	4,691

Total Research and Product Development	$4,103	(7%)	$4,413	$14,614	8%	$13,555

In the preceding table, research and development expenses are set forth in the following four categories:

•	Oxymorphone ER – These expenses reflect our direct external expenses relating to the development of oxymorphone ER. These expenses consist primarily of payments to third parties, including payments to Endo for our share of development costs under our collaboration agreement with Endo.

•	PW2101 – These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101 prior to regulatory approval for clinical use and potential commercial use, and our development work related to the qualification of the alternative site.

•	Research and New Technology Development – These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and amortization and any write-downs of patent costs.

•	Phase I Products and Internal Costs – These expenses reflect both our direct external expenses and our internal expenses relating to the development of Phase I product candidates and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted for our Phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.

     We did not have any research and development expenses related to oxymorphone ER in the first nine months of 2004 due to the discontinuation of our funding of the development of oxymorphone ER effective April 17, 2003. The third quarter of 2003 included a credit adjustment to reduce our accrual for development costs of oxymorphone ER by $266,000. We have not incurred any research and development expenses related to oxymorphone ER since April 17, 2003, and we do not expect to incur any additional research and development expenses relating to oxymorphone ER unless we resume our participation in the funding of the expenses of oxymorphone ER.

     Approximately 32% and 42% of our research and development expenses for the quarter and nine months ended September 30, 2004, respectively, related to direct costs associated with clinical development, manufacturing scale-up and preparation of the NDA for PW2101. These expenses increased from the corresponding periods of 2003 primarily due to costs relating to the pivotal clinical trials of PW2101, including payments to the clinical research organization managing the trials, and increased costs with respect to scale-up, manufacturing and stability of PW2101. In the fourth quarter of 2003, we completed a pivotal trial of PW2101 for the treatment of hypertension and announced in the first quarter of 2004 that the primary end points had been met. On August 31, 2004, the Company submitted a 505(b)(2) NDA to the FDA for PW2101, and the FDA accepted this NDA for filing on October 29, 2004. Included in this filing currently are three strengths of this product. We are also developing a lower strength of PW2101. In the second quarter of 2004, we commenced a pivotal clinical trial of this lower strength dosage and expect to complete this additional trial by the end of 2004. Assuming that results of this additional trial are positive, we expect to submit these results as supplemental data to the NDA in the first quarter of 2005 and believe the FDA will consider the lower strength in the original filing for the higher strengths. We have established arrangements with Patheon for the commercial manufacture of the higher strengths of PW2101 at one manufacturing site. We expect to continue to incur additional research and development expenses relating to PW2101 as we continue to work with Patheon to qualify another manufacturing site that could produce all of the strengths of PW2101 and would have a greater production capacity than the current site. Although we have developed PW2101 on our own, we do not intend to market this product on our own. As a result, we are currently seeking a marketing partner for this product.

     Research and new technology development expenses increased for the nine months ended September 30, 2004 primarily due to a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology which we determined to no longer have value. We expect research and new technology development expenses to decrease during the remainder of 2004 as personnel that were previously performing research and new technology development activities are being redirected to developing Phase I candidates.

     Phase I products and internal costs increased for the quarter and nine months ended September 30, 2004 primarily as a result of an increase in the number of Phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these Phase I product candidates and increased costs associated with an increase in the number of employees engaged in our development efforts. We expect these costs to increase for the remainder of 2004 as a result of the redirection of research resources noted above.

     There can be no assurance that oxymorphone ER, PW2101 or any of our other products will be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

Tax Rates

     For continuing operations, the effective tax rates for the three and nine month periods ended September 30, 2004 and 2003 were less than 1%. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.

     For discontinued operations, the gain on sale of approximately $9.5 million, recorded in the nine months ended September 30, 2003, is net of tax expense of $51,000, or less than 1% of the pretax gain. The tax rate is lower than the federal statutory rate of 34% primarily due to net operating losses which offset the gain. In addition, earnings from discontinued operations of $177,000 for the nine months ended September 30, 2003 are net of tax expenses of $26,000, or 13% of pretax earnings. These tax rates, which include foreign taxes, are lower than the federal statutory rate of 34% primarily due to overall U.S. net operating losses which offset the U.S. earnings of the discontinued operation.

Liquidity and Capital Resources

Sources of Liquidity

     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures with proceeds from the sale and issuance of shares of common stock, the sale of excipients and our excipient business, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of September 30, 2004, we had cash, cash equivalents and short-term investments of $45.0 million. We have no other committed sources of capital.

     We are a party to an agreement with Endo with respect to the development of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in the nine months ended September 30, 2004, and we do not expect to incur any significant expenses relating to oxymorphone ER in the fourth quarter of 2004, unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through July 31, 2004, unfunded development costs approximated $11.5 million. We expect this unfunded amount to increase as Endo completes the required pivotal study and incurs pre-launch marketing costs.

Cash Flows

     We had negative cash flow from operations for the nine months ended September 30, 2004 of $19.7 million, primarily due to a net loss of $17.3 million in the period. In addition, we expended approximately $3.8 million to reduce accounts payable and accrued expenses during the first nine months of 2004. We had negative cash flow from operations for the nine months ended September 30, 2003 of $16.4 million, primarily due to the loss from continuing operations of $17.8 million for the period. Investing activities provided $9.8 million in cash for the nine months ended September 30, 2004, primarily reflecting maturities of marketable securities, net of purchases, of $10.0 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities, and funds expended to secure patents on technology developed by us. For the first nine months of 2004, financing activities provided $1.3 million in cash primarily from the issuance of common stock upon exercise of outstanding stock options. Our cash flow for the first nine months of 2004 also differed from our cash flow for the first nine months of 2003 because we no longer derive revenues from sales of our excipient products, and no longer incur expenses in connection with our excipient business, except for the related revenues and expenses during the period ended February 26, 2003.

Funding Requirements

     We anticipate that based on our current operating plan, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators, will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the first quarter of 2006. We expect to continue to invest in capital expenditures in the fourth quarter of 2004 at levels below 2003 capital spending which approximated $2.8 million, primarily for laboratory equipment for our drug development activities, and for patents on technology and products developed by us.

     Our requirements for capital in our business are substantial and will depend on many factors, including:

•	whether oxymorphone ER or PW2101 are approved on a timely basis, or at all;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular with respect to oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	our ability to qualify the alternative manufacturing site for PW2101 on a timely basis or at all and the costs of doing so;

•	the structure of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding additional product candidates or technologies;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     Subject to these factors, we expect that we will need to issue additional equity or debt securities, or seek additional financing through other arrangements, to fund operations beyond the first quarter of 2006. In addition, if we determine to resume our participation in the funding of oxymorphone ER, or to acquire additional product candidates or technologies, we will also need to seek additional funding to fund such actions through collaborative agreements or research and development arrangements, or through public or private financings.

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

Contractual Obligations

     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations, primarily relating to clinical development, contract manufacturing and capital expenditures. Below is a table summarizing our contractual cash obligations under our operating leases and purchase obligations, as of September 30, 2004:

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
		(in thousands)

Operating Leases	$1,122	$504	$618	$—	$—
Purchase Obligations	887	837	50	—	—

Total	$2,009	$1,341	$668	$—	$—

     We are also subject to the commitments described below that are not included in the table above.

     We maintain a Supplemental Executive Retirement Plan (SERP) and a Deferred Compensation Plan (DCP) for Tod R. Hamachek, our Chairman and Chief Executive Officer. Liabilities recognized for these plans as of September 30, 2004, totaled $3,262,000 and are reflected as Deferred Compensation in our condensed consolidated balance sheet. We do not fund these liabilities and no assets are held by these plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for these future obligations. The cash surrender value of these policies totaled $3,022,000 as of September 30, 2004, and is included in our condensed consolidated balance sheet. The timing of payments and the ultimate amounts to be paid under the SERP and DCP cannot be determined at this time as they will depend on many factors such as the date of Mr. Hamachek’s retirement or termination of employment, his final average compensation as defined in the SERP, and benefit payment elections as provided for in the SERP and DCP.

Net Operating Loss Carryforwards

     At December 31, 2003, we had federal net operating loss, or NOL, carryforwards of approximately $73.3 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.3 million and $12.6 million expire in 2018, 2019, 2020, 2021, 2022, and 2023, respectively. In addition, we had research and development tax credit carryforwards of approximately $3.2 million of which $67,000, $359,000, $341,000, $777,000, $828,000 and $858,000 expire in 2018, 2019, 2020, 2021, 2022 and 2023, respectively. The use of the NOL carryforwards and research and development tax credit carryforwards are limited to our future taxable earnings. For financial reporting purposes, at December 31, 2003 a valuation allowance of $26.5 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforwards. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.

Forward-Looking Statements

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

     We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $15.9 million, $17.1 million and $16.0 million, during 2003, 2002, and 2001, respectively. We had a loss from continuing operations of $26.0 million, $19.0 million, and $16.8 million in 2003, 2002, and 2001, respectively. For the nine months ended September 30, 2004, we had a net loss of $17.3 million. As of September 30, 2004, our accumulated deficit was approximately $112 million.

     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our TIMERx and other drug delivery technologies. As a result, we expect to continue to incur net losses as we continue our research activities, conduct development of, and seek regulatory approvals for, products utilizing TIMERx technology, until substantial sales of products commercialized utilizing our TIMERx technology occur. These net losses have had and will continue to have an adverse effect on, among other things, our shareholders’ equity, total assets and working capital.

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

     Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER and PW2101;

•	royalties from Mylan; and

•	the level of our investment in research and development activities.

     We may require additional funding, which may be difficult to obtain

     As of September 30, 2004, we had cash, cash equivalents, and short-term investments of $45.0 million. We anticipate that, based on our current operating plan, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the first quarter of 2006.

     Our requirements for additional capital are substantial and will depend on many factors, including:

•	whether oxymorphone ER or PW2101 are approved on a timely basis, or at all;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular with respect to oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	our ability to qualify the alternative manufacturing site for PW2101 on a timely basis or at all and the costs of doing so;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding additional products or technologies;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     Subject to these factors, we expect that we will need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond the first quarter of 2006. In addition, if we determine to resume our participation in the funding of oxymorphone ER or to acquire additional products or technologies, we also will need to seek additional funding for such actions through collaborative agreements or research and development arrangements, or through public or private financing.

     If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential product or grant licenses on terms that may not be favorable to us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

     We have limited experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our other products in development, we will have to establish our own capabilities or discontinue the commercialization of the affected product. For instance, if we are unable to enter into a collaboration for the marketing of PW2101, we are unlikely to commercially launch the product even if we obtain FDA approval. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we would be successful in developing these capabilities.

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

     We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborator’s commitment to the collaboration with us.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the product.

•	Our collaborators may terminate their collaborations with us. This could make it difficult for us to attract new collaborators or adversely affect perception of us in the business and financial communities.

•	Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

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

     Our TIMERx products in development will face competition from products with the same indication as the TIMERx products we are developing. For instance, we expect extended release oxymorphone ER will face competition from MS Contin, Purdue Pharma’s OxyContin and generic competitors to OxyContin, Duragesic marketed by Johnson & Johnson and generic competitors to Duragesic and Avinza marketed by Ligand.

     Some of the TIMERx products we are developing, such as PW2101, are branded controlled release products, which are proprietary products that are based on active chemical ingredients that are not subject to patents. These branded controlled release products will compete against other products developed using the same or a similar active chemical ingredient, including branded immediate release and branded controlled released products, as well as any generic versions of these products, based primarily on price. In addition, our branded controlled released products will compete against other competitive products in the therapeutic class. For instance, PW2101 is a controlled release formulation of an immediate release beta blocker, the chemical active ingredient for which is no longer subject to patents in the United States. There is currently a similar branded controlled release beta blocker product that is marketed for hypertension and against which we expect PW2101 will compete. There are also currently filings for generic versions of the branded controlled release products and the sponsors of the branded product and the generic products are currently in patent litigation. If the sponsors of generic products prevail in such litigation, PW2101 would also compete against these generic versions.

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

     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may requires us or our collaborators, to conduct additional clinical trials. For example, in response to the NDA for oxymorphone ER, the FDA required Endo to conduct an additional clinical trial for oxymorphone ER.

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

     We are developing oxymorphone ER under a collaboration agreement with Endo. In February 2003, the FDA accepted for filing a NDA, for oxymorphone ER. In October 2003, Endo received an approvable letter from the FDA for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In July 2004, Endo announced that it had reached agreement with the FDA on the design of a new clinical trial, to provide additional safety and efficacy data for oxymorphone ER to support Endo’s NDA for oxymorphone ER. Endo has advised us that the FDA has requested that Endo clarify certain aspects of Endo’s proposed protocol in order to obtain FDA approval under the FDA’s SPA process and that Endo is currently complying with the FDA’s request. Endo has also advised us that while they are prepared to commence patient enrollment, they do not plan to do so until the FDA grants final approval of the protocol under the SPA process.

     In the interim, however, Endo has initiated and begun to enroll patients in an alternative pivotal trial utilizing the same study design approved by the FDA in July 2004, except that the alternative trial will be dosed in opioid experienced patients. Endo does not intend to seek approval of this alternative trial under the SPA process. If the protocol for the opioid naïve trial is approved under the SPA process, Endo intends to amend this alternative trial for any changes agreed upon with the FDA in the SPA process for the opioid naïve trial.

     Endo believes that whether it completes one or both of these trials, the completed trial or trials will complement the completed Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. Endo has also reported that based on the duration of the trials and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response to the FDA late in the third quarter or in the fourth quarter of 2005. We expect that Endo will receive a further action letter from the FDA within six months of submission of the complete response letter. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.

     Certain products containing our TIMERx controlled release technology require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA-approved immediate release drugs and branded controlled release drugs, such as PW2101, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505(b)(2) of the FDCA when such data exists for an approved immediate release or controlled release version of the same active chemical ingredient. For example, our NDA for PW2101 was filed under section 505(b)(2) and relies on data from an immediate release drug with the same active chemical ingredient. We can provide no assurance, however, that the FDA will accept a section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA’s policies on section 505(b)(2) NDAs have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under section 505(b)(2) in a timely manner or at all. For instance, the FDA has raised a question with respect to the appropriate patent certifications to be made by companies filing an NDA under 505(b)(2) and we are currently in discussions with the FDA regarding the appropriate patent certifications required to be made for PW2101. If we are required to file a paragraph IV patent certification on PW2101, we may become engaged in patent litigation and approval of PW2101 could be postponed for up to 30 months.

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

     We have only limited manufacturing capabilities and will be dependent on third party manufacturers

     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with cGMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2005 and on other third party manufacturers for the products that are currently under development, such as PW2101. The agreement with Draxis will be automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, such as Patheon with respect to PW2101, except for purchase orders or similar arrangements.

     We believe that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing our TIMERx materials and the products we are evaluating in clinical trials. Although we have qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, if Draxis is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, or if Draxis will not agree to renew our agreement when it expires on acceptable terms to us or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products, such as PW2101, on acceptable terms to us or at all, particularly as these products advance through clinical development and move closer to regulatory approval, our business and the clinical development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties upon which we rely for supply of our TIMERx material or our products in clinical development will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of our products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.

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

     We are currently covered by primary product liability insurance in amounts of $10 million per occurrence and $10 million annually in the aggregate on a claims-made basis and by umbrella liability insurance in excess of $25 million which can also be used for product liability insurance. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Risk Management Policies

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates and other market changes. Market risk is attributed to all market-sensitive financial instruments, including debt instruments. Our operations are exposed to financial market risks, primarily changes in interest rates. Our interest rate risk primarily relates to our investments in marketable securities.

     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by issuer. Marketable securities primarily consist of corporate debt and U.S. Government Agency-backed notes, and approximated $28.3 million at September 30, 2004. As of September 30, 2004, these securities have contractual maturity dates of up to nineteen months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At September 30, 2004, market values approximated carrying values. At September 30, 2004, we had approximately $45.0 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $450,000.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures — Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within our company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     (b) Changes in Internal Controls — No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PENWEST PHARMACEUTICALS CO.

Date: November 4, 2004	/s/ Jennifer L. Good Jennifer L. Good Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002