Form 10-K
period 2004-12-31
PENWEST PHARMACEUTICALS CO
filed 2005-03-16
CIK 1047188

-UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________

Commission File Number 000-23467

PENWEST PHARMACEUTICALS CO.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1513032 (I.R.S. Employer Identification No.)

39 Old Ridgebury Road Suite 11 Danbury, Connecticut (Address of principal Executive Offices)	06810-5120 (Zip Code)

Registrant’s telephone number, including area code: (877) 736-9378

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.001 par value
(Including Associated Preferred Stock Purchase Rights)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2004 was approximately $237,517,000 based on the last sale price of the Registrant’s Common Stock on the Nasdaq National Market on June 30, 2004. The number of shares of the Registrant’s Common Stock outstanding as of March 11, 2005 was 21,714,891.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held on June 1, 2005 are incorporated by reference into Part III of this Form 10-K.

PENWEST PHARMACEUTICALS CO.
INDEX TO FORM 10-K

i

PART I

ITEM 1: BUSINESS

Overview

     We develop pharmaceutical products based on innovative proprietary oral drug delivery technologies. We are focusing our development efforts principally on products that address diseases of the central nervous system. The two most advanced products in our drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and PW2101, a beta blocker intended for the treatment of hypertension and angina. We are also developing several additional product candidates in areas such as edema, epilepsy, schizophrenia and depression.

     Oxymorphone ER. We are developing oxymorphone ER under a collaboration agreement with Endo Pharmaceuticals, Inc. In October 2003, Endo received an approvable letter from the United States Food and Drug Administration, or FDA, for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s New Drug Application, or NDA, for oxymorphone ER. In November 2004, Endo announced that the FDA had granted under the FDA’s special protocol assessment, or SPA, process final approval for the protocol for a clinical trial designed to provide the additional safety and efficacy data requested by the FDA.

     Endo has reported that, based on the duration of the trial and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response letter to the FDA in early 2006. We expect that Endo will receive a further action letter from the FDA within six months of submission of the complete response letter.

     PW2101. We are currently developing PW2101 on our own but are seeking a collaborator to market the product. In October 2004, the FDA accepted for filing a section 505(b)(2) NDA that we submitted for PW2101. Our initial submission covered three strengths of the product. Subsequently, we submitted supplemental data to the NDA to cover a lower strength of PW2101. We believe that the FDA will consider the lower strength in the original filing for the higher strengths.

     Drug Delivery Technology. The foundation of our technology platform is TIMERx®, an extended release delivery system that is adaptable to soluble and insoluble drugs and that is flexible for a variety of controlled release profiles. Our proprietary TIMERx drug delivery technology is utilized in four products that were developed with collaborators that have been approved, as well as in oxymorphone ER and PW2101. We have also developed three additional oral drug delivery systems, Geminex®, SyncroDose™ and a gastroretentive system. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug. SyncroDose is a drug delivery system that is designed to release the active ingredient of a drug at the desired site and time in the digestive tract. The gastroretentive system is a drug delivery system that is designed to provide controlled release delivery of drugs that are absorbed in the stomach and certain portions of the gastrointestinal, or GI, tract, namely the upper GI tract, without a loss of bioavailability

     Prior to February 27, 2003, we also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, we sold substantially all of the assets used in our excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG for approximately $41.8 million in cash.

Our Strategy

     Our strategy is to develop pharmaceutical products utilizing proprietary oral drug delivery technologies primarily for diseases of the central nervous system as follows:

•	Expand our product development pipeline with products to treat diseases of the central nervous system. We intend to aggressively seek to expand our development pipeline with product candidates for the treatment of diseases of the central nervous system by developing products internally or by acquiring products from third parties. Historically, we have formulated product candidates and then relied upon third party collaborators to complete the remainder of the clinical development program and market the drugs. Although we still expect that we will out-license a portion of our product portfolio prior to regulatory submission, we intend to develop a significant portion of these products on our own and retain the right to market, co-market, or co-promote these products.

•	Selectively develop product candidates for diseases outside of the central nervous system. We will also selectively develop product candidates for diseases outside of the central nervous system if we believe the product could have significant value. We expect that we will develop these products through at least pilot scale biostudies and proof-of-concept data and then seek a collaborator to finish development and eventually market the product.

•	Leverage drug delivery technologies into a portfolio of product candidates for development. We believe that we have significant expertise in drug formulation and in oral drug delivery technologies. Our proprietary drug delivery technologies, TIMERx extended release, Geminex dual delivery, SyncroDose chronotherapeutic delivery and the gastroretentive system are applicable to a wide range of drugs with different physical and chemical properties including water soluble and insoluble drugs as well as high dose and low dose drugs. Using these technologies, we can formulate drugs with precise release profiles. In selecting product candidates for development, we focus on opportunities in which our drug delivery technologies, or drug delivery technologies that we can access, can provide benefits to patients and result in branded, proprietary products. We intend to continue to develop our core technologies as well as to seek to develop, in-license or acquire new technologies as may be required for our product development candidates.

•	Establish collaborations for development, manufacturing and marketing. We expect that we will continue to seek to enter into collaborations to develop and market some of our products, particularly for product candidates outside of the central nervous system. In addition, we may also seek to enter into agreements for the manufacturing of our products. We are a party to a number of collaborative agreements including our agreements with Endo and Mylan Pharmaceuticals Inc.

Drug Delivery Technologies

TIMERx Extended Release Delivery Systems

     We developed our TIMERx delivery system to address the limitations of other oral extended release delivery systems. We believe that the TIMERx system has advantages over other oral drug delivery technologies as it is readily manufactured, adaptable to soluble and insoluble drugs and flexible for a variety of controlled release profiles. Pharmaceutical products containing TIMERx have been approved and are being marketed, and we are developing additional products in our pipeline using TIMERx.

     The patented TIMERx drug delivery system is based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. These gums are also used in our Geminex, SyncroDose, and gastrorententive drug delivery systems. The physical interaction between these components works to form a strong, binding gel in the presence of water. Drug release is controlled by the rate of water penetration from the GI tract into the TIMERx gum matrix, which expands to form a gel and subsequently releases the active drug substance. The TIMERx system can precisely control the release of the active drug substance in a tablet by varying the proportion of the gums, together with the tablet coating and the tablet manufacturing process. Drugs using TIMERx technology are formulated by combining the active drug substance, the TIMERx drug delivery system and additional excipients, and compressing such materials into a tablet.

Geminex

     We developed our patented Geminex dual release technology to provide for the independent release of the same active ingredient or different active ingredients contained in one pharmaceutical product at different rates. The release of the active ingredients can each involve two different controlled release profiles, or involve controlled release and immediate release profiles. The technology is based on a bi-layer tablet that utilizes TIMERx in the controlled release layer. We are utilizing Geminex technology in several product candidates that are currently in our portfolio.

SyncroDose

     We developed our patented SyncroDose drug delivery system to deliver drugs chronotherapeutically in the body or to deliver a drug within a specific site in the GI tract. SyncroDose is a technology based on our underlying TIMERx platform. We believe that there are several disease states that can benefit from chronotherapeutic delivery including: arthritis, cardiovascular disorders, asthma, neurological disorders and site-specific diseases including GI cancers. The SyncroDose technology utilizes the TIMERx gum matrix in the coating, combined with the active and various other excipients in the core.

Gastroretentive

     We developed our gastroretentive drug delivery system to deliver drugs in the upper GI tract. We believe this technology can provide controlled delivery of drugs that are absorbed in the stomach and the upper portions of the GI tract. By targeting delivery in the part of the stomach where the drug is absorbed, we believe we can increase the bioavailability of the drug, which could result in increased efficacy or a lower dose of the drug being required.

Products

Approved Products

     To date, several drug formulations utilizing the TIMERx system have received regulatory approval:

•	Cystrin CR, an extended release version of oxybutynin for the treatment of urge urinary incontinence, is being marketed in Finland by Schering Oy.

•	Slofedipine XL, an extended release version of nifedipine for the treatment of angina, is being marketed in the United Kingdom and Italy by Sanofi-Synthelabo S.A.

•	Cronodipin, an extended release version of nifedipine for the treatment of angina was licensed to Merck S.A. Industries Quimicas for marketing in Brazil.

     In December 1999, the FDA approved the 30 mg strength of Nifedipine XL, a generic version of Procardia XL that we developed with Mylan for the treatment of hypertension and angina and that utilizes the TIMERx system. The 30 mg strength of Nifedipine XL is not being marketed by Mylan. In March 2000, Mylan signed a supply and distribution agreement with Pfizer, Inc. to market a generic version of all three strengths, 30 mg, 60 mg and 90 mg, of Pfizer’s Procardia XL. In connection with that agreement, Mylan agreed to pay us a royalty on Mylan’s net sales of Pfizer’s 30 mg strength of generic Procardia XL. The royalties are comparable to those called for in our original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL.

Products in Our Pipeline

     We also have a number of TIMERx products in our development pipeline. The table below summarizes each of the principal products in this pipeline, including the therapeutic use, the development status and our collaborator, if any, for each product:

PRODUCT	THERAPEUTIC	DEVELOPMENT STATUS	COLLABORATOR
OXYMORPHONE ER	Moderate to Severe Pain	Approvable Letter/Phase III	Endo Pharmaceuticals
PW2101	Hypertension/Angina	NDA Filed	Seeking Collaborator
PW2132	Edema/CHF	Phase II	Internal Development
PW4102	Epilepsy	Phase I	Internal Development
PW4110	Schizophrenia	Phase I	Internal Development
PW4112	Depression	Phase I	Internal Development
PW4142	Acute/Chronic Benign Pain	Phase I	Internal Development
PW4123	Schizophrenia	Phase I	Internal Development

Oxymorphone ER

     The most advanced of the products in our development pipeline is an extended release formulation of oxymorphone incorporating TIMERx technology which we are developing with Endo. Oxymorphone ER, a narcotic analgesic, is being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. Oxymorphone, which is currently given in the parenteral and suppository dosage form, is marketed by Endo and had sales in the United States in 2004 of approximately $375,000. Oxymorphone ER, if successfully developed, would represent the first oral extended release version of oxymorphone and would compete in the moderate to severe long acting opioid market with branded and generic products such as MS Contin, Purdue Pharma’s OxyContin, Johnson & Johnson’s Duragesic patch, and Ligand’s Avinza, which had aggregate sales in the United States in 2004 of approximately $4.0 billion.

     Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted an NDA for oxymorphone ER to the FDA in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. In discussions with Endo, the FDA advised Endo of its concern that the outcome of two of the three Phase III efficacy trials submitted in the NDA that met their predefined primary end-points may have been favorably biased by the statistical handling of data from patients who did not complete the trials. The design of this additional clinical trial is intended to address this issue. In November 2004, Endo announced that the FDA had granted under the FDA’s SPA process, final approval of the protocol for a clinical trial in patients with chronic low back pain and without recent treatment with opioid analgesics, designed to provide the additional safety and efficacy data for oxymorphone ER requested by the FDA. The clinical trial is also intended to address the FDA’s concern regarding data from patients who do not complete the trial.

     The new trial is intended to complement the completed Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. The trial will be a 12-week, multicenter double-blinded, placebo-controlled Phase III trial of oxymorphone ER. Endo expects to recruit approximately 250 patients for this trial. Endo has commenced patient enrollment and expects to announce the results of the trial in the fourth quarter of 2005. Endo has also reported that based on the duration of the trial and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response letter to the FDA in early 2006. We expect that Endo will receive a further action letter from the FDA within six months of the submission of the complete response letter.

PW2101

     We are currently developing PW2101, a beta blocker intended for the treatment of hypertension and angina, which we have formulated using our TIMERx technology. We have developed PW2101 on our own but are seeking a collaborator to market the product. We submitted a section 505(b)(2) to the FDA for PW2101 on August 31, 2004, and the FDA accepted this NDA for filing on October 29, 2004. The original filing of the NDA covered three strengths of the product. In the fourth quarter of 2004, we completed a clinical trial of a lower strength of the product. The results, while positive, were not statistically significant at a p-value of 0.05. The low dose strength, however, did meet most of the trial’s key secondary endpoints. As a result, in the first quarter of 2005, we submitted the data from the clinical trial to the FDA as a supplement to our NDA. We believe the data will be included in the review of the original NDA.

     PW2101 is a controlled release formulation of an immediate release beta blocker, the active ingredient which is no longer subject to patents in the United States. There is currently a similar branded controlled release beta blocker product that is marketed for hypertension, angina, and congestive heart failure. This branded product had U.S. sales of approximately $1.2 billion in 2004. There are also currently filings for generic versions of the branded controlled release beta blocker product, and the sponsors are engaged in patent litigation. If the sponsors of the generic products prevail in such litigation, and PW2101 is approved, PW2101 would compete with the branded product and the generic versions of the branded product. We are currently in discussions with the FDA regarding the appropriate patent certifications required to be made for PW2101. If we are required to file a paragraph IV certification and the patent holder sues us for infringement, the FDA may not approve our NDA for up to 30 months.

PW2132

     We are currently developing PW2132, a drug candidate intended for the treatment of edema related to congestive heart failure, which we formulated using our Geminex technology. We conducted a pilot scale biostudy of PW2132 in approximately 20 healthy volunteers in the fourth quarter of 2004. In the study, PW2132 achieved the blood level curves we had targeted as endpoints of the study and we believe may improve the efficacy of the drug. Based on the results of the pilot biostudy, we are planning to file an Investigational New Drug Application, or IND, for PW2132 and then commence a Phase II single dose ranging study in patients in mid 2005. We are developing the protocol for this study based on input we received from the FDA at the pre IND meeting held with the FDA in the first quarter of 2005.

Phase I Products

     We are currently conducting pilot scale Phase I biostudies of several product candidates primarily for drugs to treat diseases of the central nervous system. In these studies, we are seeking to obtain proof of principle data in humans. If the pilot scale biostudies of any of these product candidates show proof of principle and the commercial returns appear attractive, we will most likely seek to advance the product candidate into further clinical trials on our own. The decision to develop the product candidate on our own will be based on our available resources after consideration of a number of factors, including the size of the potential market, competitors in the potential market, the availability of intellectual property protection, the regulatory pathway and the development status of our other product candidates.

Collaborative Agreements

     We enter into collaborative agreements with pharmaceutical companies to develop, market or manufacture some of our products.

     We currently are parties to two types of collaborative agreements. In revenue sharing collaborative agreements, we jointly fund research and development with our collaborator, and we receive no up-front licensing fees or milestone payments. In these arrangements, we share in a pre-determined percentage of the net operating profits. Technology licensing collaborative agreements involve the straight licensing of our technology to a collaborator. Under these arrangements, we have no obligation to fund the ongoing clinical development or marketing costs of the product. We also receive up-front license fees and milestone payments and are entitled to receive royalties on our collaborators’ sales of the products covered by such collaborative arrangements and payments for the purchase of formulated TIMERx material. Our principal collaborative agreements are described below.

     In the future, we expect that any collaborative agreements into which we will enter will likely involve the licensing of an NDA to a marketing partner after we complete the development of a product and submit the application to the FDA. Under this type of collaborative agreement, we anticipate that we would fund the development work on a product and in return receive up-front license fees, milestone payments and royalties.

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

     Under our agreement with Endo, our responsibilities and the responsibilities of Endo with respect to oxymorphone ER are determined by a committee comprised of an equal number of members from both Endo and Penwest, which we refer to as the Alliance Committee. During the development of the product, we formulated oxymorphone ER and Endo conducted all clinical studies and prepared and filed all regulatory applications. We have agreed to supply TIMERx material to Endo, and Endo has agreed to manufacture and market oxymorphone ER in the United States. The manufacture and marketing of oxymorphone ER outside of the United States may be conducted by Endo, us or a third party, as determined by the Alliance Committee. The commercialization of oxymorphone ER outside of the United States is currently being discussed by the Alliance Committee.

     Prior to April 17, 2003, we shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-marketing of oxymorphone ER. We took this action because we believed that our strategic focus should be on funding other products in our development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development and pre-marketing costs incurred by Endo that otherwise would have been funded by us. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to us, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow us to reimburse Endo directly for the unfunded amounts. We estimate that through January 31, 2005, these unfunded costs approximated $15.0 million. We expect these costs to increase as Endo completes the ongoing pivotal trial and incurs pre-launch marketing costs. We have agreed with Endo that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization, as defined in the agreement between Endo and us, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from us at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.

Technology Licensing Collaborative Agreements

Mylan Pharmaceuticals Inc.

     In August 1994, we entered into product development and supply agreements with Mylan with respect to the development of Nifedipine XL, a generic version of Procardia XL, based on our TIMERx technology. Procardia XL is a branded drug for the treatment of hypertension and angina that utilizes nifedipine as its active ingredient. Under the agreement, we were responsible for the formulation, manufacture and supply of TIMERx material for use in the product, and Mylan was responsible for conducting all bioequivalence studies, preparing all regulatory applications and submissions, and manufacturing and marketing Nifedipine XL in North America. In December 1999, the FDA approved the 30 mg strength of Nifedipine XL.

     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths, 30 mg, 60 mg and 90 mg, of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage called for in our original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights for the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2004 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $40.2 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL. In 2004, 2003 and 2002, royalties from Mylan were approximately $4.8 million, $4.1 million and $4.8 million, respectively, or 94%, 88% and 87%, respectively, of our total revenue from continuing operations.

Other Agreements

     We are a party to the following additional technology licensing collaborative agreements involving our TIMERx technology:

•	Sanofi-Synthelabo S.A. Our agreement with Sanofi-Synthelabo relates to Slofedipine XL, an extended release version of nifedipine for the treatment of angina. Slofedipine XL was approved in the United Kingdom in 1998 and Italy in 2000. Sanofi-Synthelabo is marketing Slofedipine XL in both countries.

•	Schering Oy. Our agreement with Schering Oy relates to Cystin CR, an extended release version of oxybutynin for the treatment of urge urinary incontinence. Schering began marketing Cystin CR in Finland after receiving approval for the product in Finland in 1997.

•	E. Merck. Our agreement with E. Merck relates to Cronodipin, an extended release version of nifedipine for the treatment of angina that was approved in Brazil and was licensed to Merck S.A. Industries Quimicas for marketing in Brazil.

•	IVAX Corporation. Our agreement with IVAX relates to the development of PW3101 for the treatment of asthma in the United States. Ivax has received an approvable letter from the FDA for the product and is in the process of responding to the FDA.

•	Ranbaxy Laboratories Ltd. Our agreement with Ranbaxy relates to the development of an extended release version of nifedipine for the treatment of angina for India.

Research and Development

     We conduct research and development activities on the development of product candidates utilizing our drug delivery technologies as well as on the development of additional drug delivery technologies. Our research and development expenses in 2004, 2003 and 2002 were $20.2 million, $20.6 million and $17.0 million, respectively. These expenses do not include amounts incurred by our collaborators in connection with the development of products under our collaboration agreements such as expenses for full-scale bioequivalence studies, clinical trials performed by our collaborators, expenses incurred on oxymorphone ER subsequent to April 17, 2003, or our collaborators’ share of funding.

Manufacturing

     Bulk TIMERx. We currently have no internal commercial scale manufacturing capabilities. Generally, our collaborators manufacture the pharmaceutical products and we are responsible for supplying them with bulk TIMERx. We have outsourced the commercial manufacture of TIMERx materials to a third-party pharmaceutical company, Draxis Pharmaceuticals, Inc., under a manufacturing agreement that expires in September 2006. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the contract at least six months prior to the end of the then-current term. We are seeking to qualify a second contract manufacturer as a second source of supply. We have completed initial validation work with the second contract manufacturer, however, there is additional follow-up work required before the site is fully validated. We believe that there are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing our TIMERx materials.

     Our TIMERx technology is based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. We purchase these gums from a primary supplier. We have also qualified alternate suppliers with respect to these gums and to date we have not experienced difficulty acquiring these materials.

     Oxymorphone ER. Under our collaboration with Endo, we supply bulk TIMERx to Endo and Endo is responsible for the manufacture of oxymorphone ER. Endo has outsourced the commercial manufacture of oxymorphone ER to a third party manufacturer.

     PW2101. We are working with Patheon, Inc. with respect to the commercial manufacture of PW2101. Patheon manufactured PW2101 for use in our clinical trials as well as the NDA registration batches. However, the manufacturing site at which this manufacturing was conducted only has stability data for the higher strengths of PW2101. The stability data for the lower strength was done at an alternative site with Patheon. As a result, we are working with Patheon to qualify the alternative site which would consolidate the manufacturing of all the strengths of PW2101 at a single site and would also provide greater production capacity than the original site. In order to use this alternative site for the commercial production of PW2101, we will need to conduct bioequivalence studies and submit them to the FDA as part of our NDA. We are currently negotiating a commercial agreement with Patheon, however, we do not intend to sign an agreement with Patheon until we sign an agreement with a collaborator for marketing.

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

     If we determine to retain the rights to market one or more of the products we are developing for diseases of the central nervous system, we will need to build or acquire a small sales force of 50 to 100 sales representatives to market these product candidates. We believe these high-prescribing specialty physician groups can be effectively targeted with a sales force of this size.

Patents and Proprietary Rights

     We believe that patent and trade secret protection of our drug delivery technology and our products are important to our business and that our success will depend in part on our ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

Patents and Protection of Proprietary Information

     As of February 28, 2005, we owned 32 U.S. and 183 foreign patents relating to our controlled release drug delivery technology. The U.S. patents principally cover our TIMERx technology and new technologies based on the TIMERx technology, including the combination of the xanthan and locust bean gums, the oral solid dosage form of TIMERx and the method of preparation, as well as the application of TIMERx technology to various active drug substances, including both methods of treatment and methods of preparation. These patents will expire between 2008 and 2020. Based on a patent review conducted with our patent attorneys, we believe the most important patents relating to our TIMERx technology begin to expire in 2014.

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

     There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Under the Waxman-Hatch Act, when an applicant files a section 505(b)(2) NDA or an ANDA with the FDA with respect to a brand name product covered by an unexpired patent listed with the FDA, the applicant must certify to the FDA for each of such patents that (i) final approval of the section 505(b)(2) NDA or ANDA will not be sought until the expiration of the patent or (ii) such patent will not be infringed by the applicant’s product or such patent is invalid or unenforceable. If the applicant makes a certification as set forth in (ii) above, notice of such certification must be given to the patent owner and the sponsor of the NDA for the brand name product. If a patent owner files a patent infringement lawsuit within 45 days of the receipt of such notice, the FDA will conduct a substantive review of the section 505(b)(2) NDA or ANDA, but will not grant final marketing approval of the product covered by the filing until a final judgment on the patent suit is rendered in favor of the applicant or until 30 months (or such longer or shorter period as a court may determine) have elapsed from the date of the certification, whichever is earlier. Should a patent owner commence a lawsuit with respect to alleged patent infringement by us or our collaborators, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. We evaluate the probability of patent infringement litigation with respect to each product we determine to develop.

Trademarks

     TIMERx, Geminex and SyncroDose are our registered trademarks. Other tradenames and trademarks appearing in this annual report on Form 10-K are the property of their respective owners.

Government Regulation

     Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of drug products. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implements regulations and other laws. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

     Before our or our collaborators’ drug products may be marketed in the United States, each product must be approved by the FDA. The approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, or at all. There are several kinds of NDA’s that may be submitted to obtain FDA approval of our or our collaborators’ drugs, including full new drug applications, or full NDAs; section 505(b)(2) NDAs; or abbreviated new drug applications, or ANDAs. A “full” NDA is an NDA in which the information required for approval, including investigations of safety and effectiveness, comes from studies conducted by or for the sponsor or for which the sponsor has obtained a right of reference. A section “505(b)(2)” NDA is an NDA in which at least some of the information required for approval comes from studies not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference. An Abbreviated New Drug Application (“ANDA”) usually utilizes for proof of safety and effectiveness data demonstrating that the drug is “bioequivalent” to a drug which FDA has previously approved.

     Full NDAs: The steps required before a full NDA may be approved by the FDA include pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication for which approval is sought; submission to the FDA of the NDA; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices (cGMP); and FDA review and approval of the NDA.

     Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions. In such a case, the FDA’s concerns or questions must be resolved before clinical trials can proceed.

     Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the safety and effectiveness criteria, or end points, to be evaluated.

     Clinical trials are typically conducted in three phases, however the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase I usually involves the initial introduction of the investigational drug candidate into people to evaluate its safety, dosage tolerance, pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug candidate for specific indications. Phase III trials usually further evaluate clinical effectiveness and test further for safety by administering the drug candidate in its final form in an expanded patient population. We, our collaborators, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

     Assuming successful completion of the required clinical testing, the results of the preclinical studies and the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted in an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the product candidate is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

     505(b)(2) NDAs: Section 505(b)(2) NDAs may be submitted for drug products that represent a modification of an already approved drug (e.g., a new indication or new dosage form) and for which investigations other than bioavailability or bioequivalence studies are essential to the drug’s approval. For example, our product candidate PW2101 utilizes our TIMERx extended release delivery system to create a modification of an already-approved drug, and was therefore submitted as a 505(b)(2) NDA. Section 505(b)(2) NDAs rely in part on safety and effectiveness information available for the already approved drug as well as information obtained by the 505(b)(2) applicant needed to support the modification of the already approved drug. 505(b)(2) NDAs generally require the applicant to conduct one or more clinical studies, which must comply with the IND requirements. Preparing a 505(b)(2) NDA is generally less costly and time-consuming than preparing a full NDA.

     The FDCA provides that review and/or approval of 505(b)(2) NDAs will be delayed in various circumstances. For example, the holder of the NDA for the already approved drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and will not even review, the 505(b)(2) NDA. Also, if the already approved drug is claimed by an unexpired patent that has been listed with the FDA, the 505(b)(2) NDA applicant must provide a certification regarding the status of the patent. If the applicant certifies that the patent is invalid, unenforceable, or not infringed by the product that is the subject of the 505(b)(2) NDA (a Paragraph IV certification), the FDA will not approve the 505(b)(2) NDA until the earlier of a court decision favorable to the 505(b)(2) applicant or the expiration of 30 months, a period that may be extended in some circumstances. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.

     ANDA’s: The FDA may approve an ANDA if the product is the same in important respects as an already approved drug, or if the FDA has declared the drug suitable for an ANDA submission. For example, the FDA approved the ANDA submitted by our collaborator, Mylan, for the 30 mg dosage strength of a generic version of Procardia XL. ANDAs must contain the same manufacturing and composition information as NDAs, but applicants need not submit preclinical and clinical safety and effectiveness data. Instead, they must submit studies showing that the product is bioequivalent to the already approved drug. Drugs are bioequivalent if the rate and extent of absorption of the drug does not show a significant difference from the rate of extent of absorption of the already approved drug. Conducting bioequivalence studies is less time-consuming and costly than conducting pre-clinical and clinical studies necessary to support an NDA.

     Like 505(b)(2) NDAs, ANDA approvals may be delayed because of market exclusivity or while patent rights are being adjudicated. Also, in circumstances in which the already approved drug is claimed in an unexpired patent listed with FDA and the patent’s validity, enforceability or applicability to the generic drug has been challenged by more than one generic applicant, the first ANDA applicant to challenge the patent may receive a 180-day period of market exclusivity.

Other FDA Requirements:

     After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

     In addition, regardless of the type of approval sought, we and our collaborators are required to comply with a number of FDA requirements both before and after approval. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems, such as safety problems may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.

Competition

     The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, technical, marketing, legal and other resources than us and some of our collaborators. In addition, many of our competitors have significantly greater experience than we have in conducting clinical trials of pharmaceutical products, obtaining FDA and other regulatory approvals of products, and marketing and selling approved products. We expect that we will be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical and specialty pharmaceutical industry.

     The key factors affecting the success of our drug delivery products are likely to include, among other things:

•	the safety and efficacy of our products;

•	the relative speed with which we can develop products;

•	generic competition for any product that we develop;

•	our ability to differentiate our products; and

•	external factors affecting pricing.

     Our TIMERx products in development will face competition from products with the same indication as the TIMERx products we are developing. For instance, we expect extended release oxymorphone ER will face competition from MS Contin, Purdue Pharma’s OxyContin, Duragesic marketed by Johnson & Johnson and generic competitors to these products.

     Some of the TIMERx products we are developing, such as PW2101, are branded controlled release products, which are proprietary products that are based on active chemical ingredients that are not subject to patents. These branded controlled release products will compete against other products developed using the same or a similar active chemical ingredient, including branded immediate release and branded controlled released products, as well as any generic versions of these products, based primarily on price. In addition, our branded controlled released products will compete against other competitive products in the therapeutic class. For instance, PW2101 is a controlled release formulation of an immediate release beta blocker, the chemical active ingredient for which is no longer subject to patents in the United States. There is currently a similar branded controlled release beta blocker product that is marketed for hypertension, angina and congestive heart failure, and against which we expect PW2101 will compete. There are also currently filings for generic versions of the branded controlled release products and the sponsors of the branded product and the generic products are currently in patent litigation. If the sponsors of generic products prevail in such litigation, PW2101 would also compete against these generic versions.

Employees

     As of March 11, 2005, we employed approximately 69 people, of whom 47 were primarily involved in research and development activities, and 22 were primarily involved in selling, general and administrative activities. As of March 11, 2005, none of our employees were covered by collective bargaining agreements. We consider our employee relations to be good.

Information Available on the Internet

     Our internet address is www.penwest.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission (SEC). We also include on our website our corporate governance guidelines, our code of business conduct and ethics, and the charters for our audit committee, our compensation committee and our nominating and corporate governance committee. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ.

ITEM 2: PROPERTIES

     Our corporate offices, comprising approximately 21,500 square feet, are located in Danbury, Connecticut. We lease these offices under a lease that expires December 30, 2006; provided however, that we have the right to extend the term of this lease through December 30, 2008.

     We have also leased research facilities, comprising approximately 15,000 square feet, in Patterson, New York, which we owned prior to the sale of our excipient business to Rettenmaier in 2003. Our agreement with Rettenmaier is scheduled to expire in February 2006, however we have the right to exercise two successive one-year options. The space we currently lease is adequate for our present needs.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of our executive officers.

NAME	AGE	TITLE	DATES
Robert J. Hennessey	63	President and Chief Executive Officer	2005

		Chairman of the Board of Genome Therapeutics Corp., now known as Oscient Pharmaceuticals Corp.	2000 – 2003

NAME	AGE	TITLE	DATES
		President and Chief Executive Officer of Genome Therapeutics Corp., a genomics sequencing company	1993 – 2000

Anand R. Baichwal, Ph.D.	50	Senior Vice President, Research & New Technology Development and Chief Scientific Officer	1997 - current

Ferdinand Banti	48	Vice President, Corporate Development	2003 - current

		Vice President, Business Development of Novartis Oncology, a pharmaceuticals and consumer health company	2001 – 2002

		Senior Director, Infectious Disease Licensing of Pharmacia Corp., a developer, manufacturer and seller of pharmaceutical products	1999 – 2001

Jennifer L. Good	40	Senior Vice President, Finance and Chief Financial Officer	1997 – current

		Corporate Controller of Penford Corp., our former parent company, a specialty chemical company	1993 – 1997

		Audit Manager, Ernst & Young	1987 - 1993

Alan F. Joslyn, Ph.D.	46	Senior Vice President, Research & Development	2004 – current

		Vice President, Internal Medicine, Johnson & Johnson Pharmaceutical Research & Development	1995 – 2004

		Vice President, Global Drug Development, Janssen Research Foundation	2000 - 2001

		Executive Director, Global Clinical Research & Development, Janssen Research Foundation	1999 - 2000

Thomas Sciascia, M.D.	51	Vice President, Clinical Operations and Chief Medical Officer	2001 – current

		Medical Director of Quintiles, Inc., a provider of contract product development and commercialization services	1997 – 2000

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock, $.001 par value, is listed with and trades on the Nasdaq National Market under the symbol “PPCO.” The high and low sale prices of our common stock during 2004 and 2003 are set forth below. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
PERIOD 2004
Quarter Ended March 31	$19.40	$13.80
Quarter Ended June 30	$18.20	$10.00
Quarter Ended September 30	$13.90	$8.88
Quarter Ended December 31	$13.17	$8.94

PERIOD 2003
Quarter Ended March 31	$17.05	$8.60
Quarter Ended June 30	$24.66	$15.35
Quarter Ended September 30	$25.02	$19.19
Quarter Ended December 31	$24.03	$13.69

     On March 11, 2005 there were 772 shareholders of record.

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

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
		(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues	$5,108	$4,678	$5,537	$5,796	$8,780
Cost of revenues	104	169	170	243	2,678
Gross profit	5,004	4,509	5,367	5,553	6,102
Selling, general and administrative	9,485	10,361	7,568	6,358	5,500
Research and product development	20,205	20,590	16,955	16,190	12,103
Loss from continuing operations before cumulative effect of change in accounting principle	(23,785)	(26,006)	(19,028)	(16,814)	(11,459)
Earnings from discontinued operations, net of income tax expense	—	177	1,929	833	2,983
Gain on sale of discontinued operations	—	9,894	—	—	—

Total discontinued operations	—	10,071	1,929	833	2,983
Loss before cumulative effect of change in accounting principle	(23,785)	(15,935)	(17,099)	(15,981)	(8,476)
Cumulative effect of change in accounting principle (a)	—	—	—	—	(310)

Net loss	$(23,785)	$(15,935)	$(17,099)	$(15,981)	$(8,786)

Basic and diluted loss per share before cumulative effect of change in accounting principle:
Continuing operations	$(1.28)	$(1.56)	$(1.23)	$(1.21)	$(0.93)
Discontinued operations	—	0.60	0.12	0.06	0.24
Cumulative effect of change in accounting principle per share	—	—	—	—	(0.02)

Net loss per share	$(1.28)	$(0.96)	$(1.11)	$(1.15)	$(0.71)

Weighted average shares of common stock outstanding	18,627	16,678	15,462	13,905	12,330

	DECEMBER 31,
	2004	2003	2002	2001	2000
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$14,249	$8,241	$1,629	$11,529	$1,291
Marketable securities	60,121	55,652	2,057	9,609	—
Working capital	71,946	60,697	26,355	27,059	11,129
Total assets	87,522	78,503	50,220	59,613	42,294
Long term obligations-deferred compensation	3,314	3,104	2,889	2,711	2,524
Accumulated deficit	(118,218)	(94,433)	(78,025)	(60,926)	(44,945)
Shareholders’ equity	$78,801	$67,696	$31,423	$45,624	$31,017

(a)	Cumulative effect of adopting Staff Accounting Bulletin No. 101 (“SAB No. 101”) in 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We develop pharmaceutical products based on innovative proprietary oral drug delivery technologies. We are focusing our development efforts principally on products that address diseases of the central nervous system. The two most advanced products in our drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous around-the-clock opioid therapy for an extended period of time, and PW2101, a beta blocker intended for the treatment of hypertension and angina. We are also developing several additional product candidates in areas such as edema, epilepsy, schizophrenia and depression.

     Prior to February 27, 2003, we also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, we sold substantially all of the assets used in our excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. We received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. We received $1.0 million of the $2.25 million promissory note in April 2003 and the balance in May 2004. We used approximately $5.5 million of proceeds of the sale of our excipient business to repay outstanding debt. Commencing in the first quarter of 2003, we reported the operating results of the excipient business as a discontinued operation. As a result of the sale of the excipient business, our audited consolidated financial statements included in this annual report on Form 10-K present our excipient business as a discontinued operation for 2003 and 2002.

     We have incurred net losses since 1994. As of December 31, 2004, our accumulated deficit was approximately $118.2 million. We expect operating losses and negative cash flows to continue until substantial sales of products occur. A substantial portion of our revenues through February 27, 2003 were generated from sales of our pharmaceutical excipient product line. During 2002 and 2003 through the date that we sold our excipient business, sales of our excipient products generated positive cash flows from operations, although as a whole we had negative cash flows from operations. Since February 27, 2003, we have not derived any revenues from the excipient business. Our revenues since February 27, 2003 have been generated primarily from Mylan royalties and shipments of bulk TIMERx. Our future profitability will depend on several factors, including:

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in this annual report, we regard the following as critical accounting estimates.

Revenue Recognition

     Royalties and Licensing Fees

     We recognize revenues from non-refundable upfront licensing fees received under collaboration agreements ratably over the development period of the related collaboration agreement when this period involves development risk associated with the incomplete stage of a product’s development, or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on our proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of us in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, we review output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned as reported by our collaborators, and are generally subject to our review or audit.

     Product Sales

     We recognize revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in cost of revenues.

Research and Development Expenses

     Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements, and include related salaries, benefits and other personnel related expenses, clinical trial costs, and contract and other outside service fees. We expense research and development costs as incurred. A significant portion of our development activities are outsourced to third parties, including contract research organizations and contract manufacturers in connection with the production of clinical materials, or may be performed by our collaborators. These arrangements may require estimates to be made of related service fees or our share of development costs. These arrangements may also require us to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

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

Deferred Taxes — Valuation Allowance

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At December 31, 2004, we had recorded full valuation allowances totaling approximately $40.2 million against our net deferred tax assets.

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

Results of Operations for Years Ended December 31, 2004, 2003 and 2002

Revenues

		Percentage
		Increase		Percentage
		(Decrease)		(Decrease)
	2004	from 2003	2003	from 2002	2002
	(in thousands, except percentages)
Royalty and Licensing Fees	$4,882	16%	$4,223	(14)%	$4,918
Product Sales	226	(50)%	455	(26)%	619

Total Revenues	$5,108	9%	$4,678	(16)%	$5,537

     In 2004, 2003 and 2002, royalties and licensing fees consisted primarily of the royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. Royalties and licensing fees increased in 2004 primarily due to Mylan’s increased net sales of Procardia XL and decreased in 2003 from 2002 primarily due to pricing pressure from additional generic competition.

     Our product sales consist of sales of formulated bulk TIMERx. The decrease in product sales in 2004 from 2003 was primarily due to a decrease in orders from a European customer. The decrease in product sales in 2003 from 2002 was primarily due to the timing of a shipment to a European customer of formulated bulk TIMERx that did not occur until the first quarter of 2004.

Selling, General and Administrative Expense

     Selling, general and administrative expenses decreased by 8% in 2004 to $9.5 million as compared to $10.4 million for 2003. The decrease was primarily due to decreases in professional fees, largely related to a strategic consulting project completed in 2003, and a decrease in our share of pre-launch marketing expenses for oxymorphone ER reflecting our discontinuation of the funding of Endo’s pre-launch marketing expenses for oxymorphone ER effective April 2003.

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

     On February 15, 2005, we announced that Tod R. Hamachek had resigned from his positions as Chief Executive Officer and Chairman of the Board of Directors and as a member of the Board. In connection with the resignation, we and Mr. Hamachek entered into a Severance and Settlement Agreement and Release on February 14, 2005. Under the agreement, we agreed that, in consideration of Mr. Hamachek’s release and other agreements under the agreement, we would continue Mr. Hamachek’s base salary ($594,000) for eighteen months as severance pay, and pay all premium costs relating to medical insurance continuation coverage and certain other benefits. We also agreed to accelerate in full the vesting of all stock options held by Mr. Hamachek and to extend the period during which he could exercise such stock options to the earlier of two years or their original expiration date. In connection with this agreement, we expect to record a charge to selling, general and administrative expense in our statement of operations totaling approximately $3.0 million in the first quarter of 2005, which includes a non-cash charge of approximately $2.4 million relating to the stock options noted above.

Research and Development Expense

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2004	2003	2003	2002	2002
	(in thousands, except percentages)
Oxymorphone ER	$—	(100)%	$1,947	(78)%	$8,914
PW2101	9,228	(2)%	9,443	420%	1,815
Research and New Technology Development	2,818	20%	2,344	6%	2,213
Phase I Products and Internal Costs	8,159	19%	6,856	71%	4,013

Total Research and Product Development Expense	$20,205	(2)%	$20,590	21%	$16,955

     In the preceding table, research and development expenses are set forth in the following four categories:

•	Oxymorphone ER – These expenses reflect our direct external expenses relating to the development of oxymorphone ER. These expenses consist primarily of payments to third parties, including payments to Endo for our share of development costs under our collaboration agreement with Endo.

•	PW2101 – These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101 prior to regulatory approval for clinical use and potential commercial use, and our development work related to the qualification of an alternative manufacturing site for PW2101.

•	Research and New Technology Development – These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs.

•	Phase I Products and Internal Costs – These expenses reflect both our direct external expenses and our internal expenses relating to the development of Phase I product candidates, and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted for our Phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.

     Oxymorphone ER. We did not have any research and development expenses related to oxymorphone ER in 2004 and have not incurred any research and development expenses related to oxymorphone ER since April 17, 2003 when we discontinued our funding of the development of oxymorphone ER. Research and development expenses in 2002 and the beginning of 2003 related to the costs of clinical trials of oxymorphone. We do not expect to incur any additional research and development expenses relating to oxymorphone ER unless we resume our participation in the funding of the expenses of oxymorphone ER.

     PW2101. Approximately 46% of our research and development expenses for 2004 related to direct costs associated with clinical development, manufacturing scale-up and preparation of the NDA for PW2101. Our 2004 PW2101 expenses were generally comparable to 2003 expenses, each of which primarily included costs relating to the pivotal clinical trials of PW2101 in 2003 and 2004, including payments to the clinical research organization managing the trials, and increased costs with respect to scale-up, manufacturing and stability of PW2101. These costs in 2003 and 2004 were significantly higher than in 2002, when our expenses for PW2101 related to proof-of-principle biostudies and the manufacturing of clinical supplies. In 2003, we completed a pivotal trial of four strengths of PW2101 and in 2004 we completed a pivotal trial of a lower strength of PW2101. We have submitted a 505(b)(2) NDA to the FDA for PW2101, which the FDA accepted for filing in October 2004. We do not anticipate conducting additional clinical trials for PW2101 in 2005. We have established arrangements with Patheon for the commercial manufacture of the higher strengths of PW2101 at one manufacturing site. We expect to continue to incur additional research and development expenses in 2005 relating to PW2101 as we continue to work with Patheon to qualify another manufacturing site that could produce all of the strengths of PW2101, and would have a greater production capacity than the current site. Although we have developed PW2101 on our own, we do not intend to market this product. As a result, we are currently seeking a marketing partner for this product. We do not intend to manufacture commercial supply of PW2101 or conduct the necessary validation of the manufacturing product until we obtain a marketing collaborator for the product.

     Research and New Technology Development Expenses. These expenses increased in 2004 primarily due to a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology which we determined no longer had value, and our continued focus on the expansion of the applications of our TIMERx technology, and legal expenses and amortization associated with our intellectual property. Research and new technology development expenses also increased in 2003 over 2002 due to our efforts to expand TIMER technology. We expect research and new technology development expenses to decrease in 2005 as personnel that were previously performing research and new technology development activities are being redirected to developing Phase I candidates.

     Phase I Products and Internal Costs. These costs increased in 2004 over 2003, and in 2003 over 2002 primarily as a result of an increase in the number of Phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these Phase I product candidates and increased costs associated with an increase in the number of employees engaged in our product development efforts.

     There can be no assurance that oxymorphone ER, PW2101, or any of our products will be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

Tax Rates

     For continuing operations, the effective tax rates for 2004, 2003 and 2002 were essentially zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses, and foreign income taxes.

Liquidity and Capital Resources

Sources of Liquidity

     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of December 31, 2004, we had cash, cash equivalents, and short-term investments of $74.4 million. We have no committed sources of capital.

     We are a party to an agreement with Endo with respect to the development and commercialization of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-launch marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in 2004 and we do not expect to incur any significant expenses relating to oxymorphone ER in 2005, unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development and pre-launch marketing costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through January 31, 2005 these unfunded costs approximated $15.0 million. We expect this unfunded amount to increase as Endo completes the required pivotal study and incurs pre-launch marketing costs.

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

     On December 14, 2004, we completed the sale of a total of 3,125,000 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to us, after fees and expenses, of approximately $32.8 million.

Cash Flows

     We had negative cash flow from operations for 2004 of $22.9 million, primarily due to the net loss of $23.8 million we had in the period. We had negative cash flow from operations for 2003 of $22.2 million, primarily due to the loss from continuing operations of $26.0 million in the period, which was partially offset by net cash provided by discontinued operations operating activities of $874,000 for the period prior to the sale of our excipient business on February 27, 2003, and net increases in payables and accrued expenses of $2.1 million. Our cash flow in 2004 and 2003 differed from our cash flow in 2002 primarily because we no longer derive revenues from sales of our excipient products and do not incur expenses in connection with our excipient business, except for the related revenues and expenses during the period from January 1, 2003 through February 26, 2003.

     Net cash used in investing activities totaled $5.4 million for 2004, primarily due to our net investment in marketable securities of $4.7 million. In addition, investing activities in 2004 also reflected $1.2 million in capital expenditures for the acquisitions of fixed assets primarily related to laboratory equipment for drug development activities as well as costs incurred for information technology and leasehold improvements made to our office facility in Danbury, CT. Funds expended for patents totaled $643,000 and include costs to secure patents on technology and products developed by us. In addition in 2004, we received $1.2 million for the remaining balance on the promissory note issued in consideration for the excipient business.

     Financing activities provided $34.2 million in cash, primarily due to net cash proceeds from the private placement of our common stock in December 2004.

Funding Requirements

     We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the first half of 2007. We expect to continue to invest in capital expenditures in 2005 at levels similar to 2004 capital spending, primarily for laboratory equipment for our drug development activities and for patents on technology and products developed by us.

     Our requirements for capital in our business are substantial and will depend on many factors, including:

•	whether oxymorphone ER or PW2101 are approved on a timely basis, or at all;

•	the costs and timing of adding product candidates or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	our ability to qualify the alternative manufacturing site for PW2101 on a timely basis or at all, and the costs of doing so;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     If we determine to resume our participation in the funding of oxymorphone ER, or to acquire additional product candidates or technologies, we may need to seek additional funding through collaborative agreements or research and development arrangements, or through public or private financings of equity or debt securities.

     If we raise additional funds by issuing equity securities, further dilution to our then existing shareholders may result. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential product, or grant licenses on terms that may not be favorable to us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations relating to capital expenditures and clinical development. Below is a table summarizing our contractual cash obligations under our operating leases having initial lease terms of more than one year and our purchase obligations, as of December 31, 2004 (in thousands).

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$1,147	$638	$509	$—	$—
Purchase Obligations	1,766	1,716	50	$—	$—

Total	$2,913	$2,354	$559	$—	$—

     We are also subject to the commitments described below that are not included in the table above.

     We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan, which covers our former Chairman and Chief Executive Officer, Tod Hamachek. Effective February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer. Under the SERP, Mr. Hamachek, now 59, is eligible for benefit payments to commence with his retirement effective February 15, 2005. These benefits, based on 55% of Final Average Compensation, as defined, and elections made by Mr. Hamachek, will be reduced as a result of his early retirement.

     We also have a Deferred Compensation Plan or DCP, a non-qualified plan which covers Mr. Hamachek. Under the DCP, Mr. Hamachek is eligible for benefit payments to commence with his retirement effective February 15, 2005. These benefits are fully vested and may include retirement benefits, lump sum payout less a 10% forfeiture after a change in control or termination of employment, and/or death benefits. Based on elections made by Mr. Hamachek, benefits are expected to be paid in annual installments over ten years.

     We expect the following benefit payments, including interest for the DCP, to be made under the SERP and DCP over the next ten years (in thousands):

	SERP	DCP	Total
2005	$125	$140	$265
2006	150	140	290
2007	150	140	290
2008	150	140	290
2009	150	140	290
2010-2014	747	700	1,447

     We do not fund these liabilities and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. We are entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3.1 million as of December 31, 2004.

Net Operating Loss Carryforwards

     At December 31, 2004, we had federal net operating loss or NOL carryforwards of approximately $96.7 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.3 million, $12.6 million and $23.4 million expire in 2018, 2019, 2020, 2021, 2022, 2023 and 2024, respectively. In addition, we had research and development tax credit carryforwards of approximately $3.2 million of which $67,000, $359,000, $341,000, $777,000, $828,000 and $858,000 expire in 2018, 2019, 2020, 2021, 2022 and 2023, respectively. The use of the NOLs, and research and development tax credit carryforwards are limited to our future taxable earnings. For financial reporting purposes, at December 31, 2004 we recognized a valuation allowance of $40.2 million to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses are subject to limitation due to the ownership change provisions of the Internal Revenue Code.

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

     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places certain restrictions on maturities and concentration by issuer.

     At December 31, 2004, marketable securities consisted primarily of corporate debt, U.S. Government-agency backed discounted notes and municipal securities, and approximated $60.1 million. Marketable securities include auction rate securities totaling $30.2 million with contractual maturity dates of up to forty one years. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) generally every one to three months at which time their interest rates, or dividend rates for preferred securities, are reset. All of our other marketable securities have maturity dates of up to sixteen months. Due to the relatively short-term maturities of these securities, or auction system liquidity in the case of the auction rate securities, management believes there is no significant market risk. At December 31, 2004, market values approximated carrying values. At December 31, 2004, we had approximately $74.4 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $744,000.

     At December 31, 2003, marketable securities consisted primarily of corporate debt, U.S. Government-agency backed discounted notes, municipal securities and certificates of deposit, and approximated $55.7 million. Marketable securities included auction rate securities totaling $20.3 million with contractual maturity dates of up to forty years. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) as noted above. All of our other marketable securities had maturity dates of up to twenty-four months. Due to the relatively short-term maturities of these securities, or auction system liquidity in the case of the auction rate securities, management believes there is no significant market risk. At December 31, 2003, market values approximated carrying values. At December 31, 2003 we had approximately $63.9 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $639,000.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for us for the quarter ending September 30, 2005. Accordingly, SFAS 123R eliminates the ability to account for share-based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 presented in the notes to our consolidated financial statements, we are evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

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

Risk Factors

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this prospectus before purchasing our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

     We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $23.8 million, $15.9 million and $17.1 million during 2004, 2003 and 2002, respectively. We had a loss from continuing operations of $23.8 million, $26.0 million and $19.0 million in 2004, 2003 and 2002, respectively. As of December 31, 2004, our accumulated deficit was approximately $118.2 million.

     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our TIMERx and other drug delivery technologies. As a result, we expect to continue to incur net losses as we continue our research activities and conduct development of, and seek regulatory approvals for, products utilizing TIMERx technology and other drug delivery technologies, until substantial sales of products commercialized utilizing our TIMERx technology and other drug delivery technologies occur. These net losses have had and will continue to have an adverse effect on, among other things, our shareholders’ equity, total assets and working capital.

     A substantial portion of our revenues since 1994 has been generated from the sales of our pharmaceutical excipients. Our net losses in 2003 and 2002 were reduced as a result of the operating results of our excipient business. Since February 27, 2003, we have not generated any revenues from the sales of excipient products and our business depends and will depend exclusively on revenue, under our agreement with Mylan and from products developed or acquired by us.

     Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER and PW2101;

•	royalties from Mylan’s sale of Pfizer’s 30 mg generic version of Procardia XL; and

•	the level of our investment in research and development activities.

     We may require additional funding, which may be difficult to obtain

     As of December 31, 2004, we had cash, cash equivalents, and short-term investments of $74.4 million. In addition, in December 2004, we received net proceeds of approximately $32.8 million from a private placement of our common stock. We anticipate that, based on our current operating plan, our existing capital resources and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the first half of 2007.

Our requirements for additional capital are substantial and will depend on many factors, including:

•	whether oxymorphone ER or PW2101 are approved on a timely basis, or at all;

•	the costs and timing of adding additional products or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under existing and possible future collaborative agreements, in particular with respect to oxymorphone ER;

•	our success in entering into a marketing collaboration for PW2101;

•	our ability to qualify the alternative manufacturing site for PW2101 on a timely basis or at all and the costs of doing so;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

     Subject to these factors, we expect that we will need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond the first half of 2007. In addition, if we determine to resume our participation in the funding of oxymorphone ER or to acquire additional products or technologies, we also may need to seek additional funding for such actions through collaborative agreements or research and development arrangements, or through public or private financing.

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

     We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:

•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us, which could affect our collaborator’s commitment to the collaboration with us.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the products.

•	Our collaborators may terminate their collaborations with us. This could make it difficult for us to attract new collaborators or adversely affect perception of us in the business and financial communities.

•	Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us. Pharmaceutical and

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

     Our TIMERx products in development will face competition from products with the same indication as the TIMERx products we are developing. For instance, we expect extended release oxymorphone ER will face competition from MS Contin, Purdue Pharma’s OxyContin and generic competitors to OxyContin, Duragesic marketed by Johnson & Johnson and generic competitors to Duragesic, and Avinza marketed by Ligand.

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

     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may requires us or our collaborators, to conduct additional clinical trials. For example, in response to the NDA for oxymorphone ER, the FDA is requiring Endo to conduct an additional clinical trial of oxymorphone ER. In addition, on December 2, 2004, we announced that in our pivotal efficacy trial of the low dose strength we did not meet the study’s primary endpoint. Alternatively, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.

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

We are subject to extensive government regulation including the requirement of approval before our products may be marketed. Even if we obtain marketing approval, our products will be subject to ongoing regulatory review.

     We, our collaborators, our products, and our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in warning letters; fines and other civil penalties; delays in approving or refusal to approve a product candidate; product recall or seizure; withdrawal of product approvals; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution.

     Our products cannot be marketed in the United States without FDA approval. Obtaining FDA approval requires substantial time, effort, and financial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. We have had only limited experience in preparing applications and obtaining regulatory approvals. If the FDA does not approve our product candidates in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. Further, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of our or our collaborator’s products. Subsequent discovery of problems with an approved product may result in restrictions on the product or its withdrawal from the market.

     In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, current good manufacturing practices (cGMP), adverse event reporting, labeling, advertising, promotion, distribution, and export. We and our collaborators are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our collaborators, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

     We are developing oxymorphone ER under a collaboration agreement with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted an NDA for oxymorphone ER to the FDA in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In discussions with Endo, the FDA advised Endo of its concern that the outcome of two of the phase III efficacy trials submitted in the NDA that met their predefined primary end-points may have been favorably biased by the statistical handling of data from patients who did not complete the trials. The design of this additional clinical trial is intended to address this issue. In November 2004, Endo announced that the FDA had granted final approval of the protocol under the FDA’s SPA process for a clinical trial in patients with chronic low back pain and without recent treatment with opioid analgesics, designed to provide additional safety and efficacy data for oxymorphone ER requested by the FDA. The clinical trial is also intended to address the FDA’s concern regarding data from patients who did not complete the trial.

     The new trial is intended to complement the completed Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. Endo has also reported that based on the duration of the trials and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response letter to the FDA in early 2006. We expect that Endo will receive a further action letter from the FDA within six months of submission of the complete response letter. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.

     Certain products containing our TIMERx controlled release technology require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA approved immediate release drugs and branded controlled release drugs, such as PW2101, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505 (b)(2) of the FDCA when such data exists for an approved immediate release or controlled release version of the same active chemical ingredient. For example, our NDA for PW2101 was filed under section 505(b)(2) and relies on data from an immediate release drug with the same active chemical ingredient. We can provide no assurance, however, that the FDA will accept a section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA’s policies on section 505(b)(2) NDA’s have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under section 505(b)(2) in a timely manner, or at all. Our application to market PW2101 is a 505(b)(2) NDA. We are currently in discussions with the FDA regarding the appropriate patent certifications required to be made for PW2101. If we are required to file a paragraph IV patent certification and the patent holder sues us for infringement, the FDA may not approve our application for up to 30 months.

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

     We are dependent upon a limited number of suppliers for the gums used in our TIMERx material

     Our drug delivery systems are based a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. These gums are also used in our Geminex, gastroretentive, and SyncroDose drug delivery systems. We purchase these gums from a primary supplier. We have qualified alternate suppliers with respect to such materials, but we can provide no assurance that interruptions in supplies will not occur in the future or that we will not have to obtain substitute suppliers. Any interruption in these supplies could have a material adverse effect on our ability to manufacture bulk TIMERx for delivery to our collaborators.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     (c) Reports on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

/s/ Robert J. Hennessey March 10, 2005	/s/ Jennifer L. Good March 10, 2005

Robert J. Hennessey	Jennifer L. Good
President and Chief Executive Officer	Sr. Vice President, Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Penwest Pharmaceuticals Co.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Penwest Pharmaceuticals Co. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penwest Pharmaceuticals Co’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Penwest Pharmaceuticals Co. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Penwest Pharmaceuticals Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penwest Pharmaceuticals Co as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 10, 2005

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

     Information regarding our executive officers is set forth in Part I, under the caption “Executive Officers of the Registrant.”

ITEM 11: EXECUTIVE COMPENSATION

     The information set forth under “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under the Equity Compensation Plans” in our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions set forth under “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information set forth under “Independent Auditor Fees and Other Matters” in our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Financial Statement Schedule

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

The consolidated balance sheets as of December 31, 2004 and 2003 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2004.

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

Penwest Pharmaceuticals Co.

Date: March 14, 2005	/s/Robert J. Hennessey

Robert J. Hennessey, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2005	/s/ Robert J. Hennessey

Robert J. Hennessey, President,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 14, 2005	/s/ Jennifer L. Good

Jennifer L. Good, Sr. Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 14, 2005	/s/ Paul E. Freiman

Paul E. Freiman, Chairman of the Board

Date: March 14, 2005	/s/ Jere E. Goyan

Jere E. Goyan, Ph.D., Director

Date: March 14, 2005	/s/ Rolf H. Henel

Rolf H. Henel, Director

Date: March 14, 2005	/s/ John N. Staniforth

John N. Staniforth, Ph.D., Director

Date: March 14, 2005	/s/ Anne M. VanLent

Anne M. VanLent, Director

APPENDIX A

PENWEST PHARMACEUTICALS CO.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Penwest Pharmaceuticals Co.

We have audited the accompanying consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penwest Pharmaceuticals Co. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penwest Pharmaceuticals Co.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Stamford, Connecticut
March 10, 2005

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,
	2004	2003
	(see Note 2 - Basis of
	Presentation)
ASSETS
Current assets:
Cash and cash equivalents	$14,249	$8,241
Marketable securities	60,121	55,652
Trade accounts receivable	1,126	1,153
Inventories	643	656
Prepaid expenses and other current assets	1,143	1,364
Note receivable	—	1,250

Total current assets	77,282	68,316
Fixed assets, net	3,674	3,533
Patents, net	3,504	3,689
Cash surrender value of life insurance policy	3,062	2,965

Total assets	$87,522	$78,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,396	$2,804
Accrued expenses	1,966	2,133
Accrued development costs	974	2,682

Total current liabilities	5,336	7,619
Deferred revenue	71	84
Deferred compensation	3,314	3,104

Total liabilities	8,721	10,807
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 21,692,730 shares at December 31, 2004 and 18,422,523 shares at December 31, 2003	22	18
Additional paid in capital	197,097	162,068
Accumulated deficit	(118,218)	(94,433)
Accumulated other comprehensive (loss) income	(100)	43

Total shareholders’ equity	78,801	67,696

Total liabilities and shareholders’ equity	$87,522	$78,503

See accompanying notes

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(see Note 2 - Basis of Presentation)
Revenues
Royalties and licensing fees	$4,882	$4,223	$4,918
Product sales	226	455	619

Total revenues	5,108	4,678	5,537
Cost of revenues	104	169	170

Gross profit	5,004	4,509	5,367
Operating expenses
Selling, general and administrative	9,485	10,361	7,568
Research and product development	20,205	20,590	16,955

Total operating expenses	29,690	30,951	24,523

Operating loss from continuing operations	(24,686)	(26,442)	(19,156)
Investment income	906	476	379
Interest expense	—	34	243

Loss from continuing operations before income tax expense	(23,780)	(26,000)	(19,020)
Income tax expense	5	6	8

Loss from continuing operations	(23,785)	(26,006)	(19,028)
Earnings from discontinued operations, net of income tax expense of $26 and $369 for 2003 and 2002, respectively	—	177	1,929
Gain on sale of discontinued operations	—	9,894	—

Total discontinued operations	—	10,071	1,929

Net loss	$(23,785)	$(15,935)	$(17,099)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(1.28)	$(1.56)	$(1.23)
Discontinued operations	—	0.60	0.12

Net loss	$(1.28)	$(0.96)	$(1.11)

Weighted average shares of common stock outstanding	18,627	16,678	15,462

See accompanying notes

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	(LOSS) INCOME	TOTAL
Balances, December 31, 2001	15,277	$15	$108,054	$(60,926)	$(1,519)	$45,624

Net loss				(17,099)		(17,099)
Translation adjustments					988	988
Changes in unrealized gain on marketable securities					(37)	(37)

Comprehensive loss						(16,148)
Issuance of common stock pursuant to stock compensation plans	217	1	1,799			1,800
Issuance of common stock pursuant to Stock Purchase Plan	12		147			147

Balances, December 31, 2002	15,506	16	110,000	(78,025)	(568)	31,423

Net loss				(15,935)		(15,935)
Translation adjustments					110	110
Accumulated foreign currency translation adjustments of discontinued operations sold				(473)	473	—
Changes in unrealized gain on marketable securities					28	28

Comprehensive loss						(15,797)
Issuance of common stock pursuant to an equity financing, net	2,508	2	49,302			49,304
Issuance of common stock pursuant to stock compensation plans	400		2,662			2,662
Issuance of common stock pursuant to Stock Purchase Plan	9		104			104

Balances, December 31, 2003	18,423	18	162,068	(94,433)	43	67,696

Net loss				(23,785)		(23,785)
Changes in unrealized gain/loss on marketable securities					(143)	(143)

Comprehensive loss						(23,928)
Issuance of common stock pursuant to an equity financing, net	3,125	4	32,795			32,799
Issuance of common stock pursuant to stock compensation plans	130		2,081			2,081
Issuance of common stock pursuant to Stock Purchase Plan	15		153			153

Balances, December 31, 2004	21,693	$22	$197,097	$(118,218)	$(100)	$78,801

See accompanying notes

PENWEST PHARMACEUTICALS CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(see Note 2 - Basis of Presentation)
Operating activities:
Net loss	$(23,785)	$(15,935)	$(17,099)
Less earnings from discontinued operations, net of tax expense	—	(177)	(1,929)
Less gain on sale of discontinued operations	—	(9,894)	—

Loss from continuing operations	(23,785)	(26,006)	(19,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,042	679	222
Amortization	410	219	166
Patent impairment losses	417	5	121
Deferred income taxes	—	(118)	—
Deferred revenue	(14)	(53)	(84)
Deferred compensation	211	215	178
Stock compensation	297	110	105
Changes in operating assets and liabilities:
Trade accounts receivable	27	(35)	115
Inventories	13	(195)	(270)
Accounts payable, accrued expenses and other	(1,505)	2,112	1,488

Net cash used in continuing operations operating activities	(22,887)	(23,067)	(16,987)
Net cash provided by discontinued operations operating activities	—	874	2,230

Net cash used in operating activities	(22,887)	(22,193)	(14,757)

Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs paid of $1,351 in 2003	1,250	36,900	—
Acquisitions of fixed assets, net	(1,226)	(1,810)	(1,359)
Patent costs	(643)	(965)	(650)
Transaction costs	—	—	(1,741)
Purchases of marketable securities	(57,681)	(62,170)	—
Proceeds from maturities of marketable securities	17,795	7,299	7,255
Proceeds from sales of marketable securities	35,150	1,100	—

Net cash (used in) provided by continuing operations investing activities	(5,355)	(19,646)	3,505
Net cash used in discontinued operations investing activities	—	(97)	(3,822)

Net cash used in investing activities	(5,355)	(19,743)	(317)
Financing activities:
Proceeds from loans and notes payable	—	1,354	28,983
Repayments of loans and notes payable	—	(7,047)	(25,958)
Issuance of common stock, net	34,250	51,960	1,841
Net cash provided by discontinued operations financing activities	—	2,249	—

Net cash provided by financing activities	34,250	48,516	4,866
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	32	308

Net increase (decrease) in cash and cash equivalents	6,008	6,612	(9,900)
Cash and cash equivalents at beginning of year	8,241	1,629	11,529

Cash and cash equivalents at end of year	$14,249	$8,241	$1,629

See accompanying notes

PENWEST PHARMACEUTICALS CO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     Penwest Pharmaceuticals Co. (the “Company”) develops pharmaceutical products based on innovative proprietary oral drug delivery technologies. The Company is focusing its development efforts principally on products that address diseases of the central nervous system. The two most advanced products in the Company’s drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous around-the-clock opioid therapy for an extended period of time, and PW2101, a beta blocker intended for the treatment of hypertension and angina. The Company is also developing Phase II efficacy studies on several additional product candidates in areas such as edema, epilepsy, schizophrenia and depression.

     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. In April 2003, the Company received $1.0 million under the promissory note and received the balance of $1.25 million in May 2004. The Company used approximately $5.5 million of proceeds of the sale of its excipient business to repay debt (see Note 8). As a result of the Asset Sale, the accompanying consolidated financial statements present Penwest’s excipient business as a discontinued operation for 2003 and 2002.

     The Company has incurred net losses since 1994. As of December 31, 2004, the Company’s accumulated deficit was approximately $118.2 million. The Company expects operating losses and negative cash flows to continue until substantial sales of products commercialized utilizing TIMERx technology or other technologies occur. A substantial portion of the Company’s revenues through February 27, 2003 were generated from sales of the Company’s pharmaceutical excipient product line. During 2002 and 2003 through the Asset Sale date, sales of its excipient products generated positive cash flows from operations although the Company as a whole had negative cash flows from operations. Since February 27, 2003, the Company has not derived any revenues from the excipient business. Accordingly, the Company’s revenues for 2003 and 2004 were generated primarily from Mylan royalties and shipments of bulk TIMERx. The Company’s future profitability will depend on several factors, including the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER and PW2101, royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia ER, and the level of its investment in research and development activities.

     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of TIMERx controlled release products, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufactures and a requirement for additional funding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Penwest and its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated. As a result of the Asset Sale, the accompanying consolidated financial statements present Penwest’s excipient business as a discontinued operation for 2003 and 2002. All wholly owned subsidiaries were included in the Asset Sale (see Note 13).

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of approximately $17.1 million of auction rate securities at December 31, 2003 as marketable securities, rather than cash equivalents as previously reported. These reclassifications had no impact on the Company’s financial position or results of operations.

Cash and Cash Equivalents

     All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.

Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its marketable securities as available-for-sale securities. Such securities are stated at fair value and primarily consist of corporate bonds, commercial paper, discounted notes backed by U.S. government agencies, municipal securities and certificates of deposit. Unrealized holding gains or losses are included in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to compute the realized gains and losses, if any, on marketable securities.

Credit Risk and Fair Value of Financial Instruments

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that have significant cash resources. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. One customer of the Company accounted for approximately 94%, 88% and 87% of total revenues in 2004, 2003 and 2002, respectively. Another customer of the Company accounted for approximately 11% of total revenues for 2003.

     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places certain restrictions on maturities and concentration by issuer.

     The carrying value of financial instruments, which includes cash, cash equivalents, marketable securities, receivables, obligations under the Company’s loans and notes payable, and accounts payable, approximates fair value due to the short term nature of these instruments or their liquidity provided in the case of auction rate securities (see Note 4).

Long-Lived Assets

     Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives or over the lease term for leasehold improvements. Estimated useful lives by class of assets are substantially as follows:

Machinery and equipment	5-10 years
Office furniture, equipment and software	3-10 years
Leasehold improvements	1-3 years

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

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount of the assets exceeds the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.

Foreign Currencies

     The assets and liabilities, and operating results of the Company’s foreign operations were reported as discontinued operations as a result of the Asset Sale. Assets and liabilities of the Company’s foreign operations were translated into U.S. dollars at year-end exchange rates, and revenue and expenses were translated at average exchange rates. For each of the foreign operations, the functional currency was the local currency. Accumulated other comprehensive (loss) income includes the cumulative translation adjustments, which is a component of other comprehensive loss included in the Company’s financial statements. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations. There are no foreign currency translation gains and losses in 2004, and foreign currency transaction gains and losses were not significant in each year in the three year period ended December 31, 2004.

Accumulated Other Comprehensive (Loss) Income

     Accumulated other comprehensive (loss) income at December 31, 2004 consisted of unrealized losses on marketable securities, and at December 31, 2003 and 2002, consisted of the Company’s foreign currency translation adjustment and net unrealized gains (losses) on marketable securities (see Note 18).

Income Taxes

     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during 2004, 2003 and 2002, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.

Revenue Recognition

     Royalties and licensing fees — The Company recognizes revenues from non-refundable upfront licensing fees received under collaboration agreements ratably over the development period of the related collaboration agreement when this period involves development risk associated with the incomplete stage of a product’s development, or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned, as reported by our collaborators, and are generally subject to review or audit by the Company.

     Product sales — The Company recognizes revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in cost of revenues.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development Expenses

     Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements and include related salaries, benefits and other personnel related expenses, clinical trial costs, and contract and other outside service fees. Research and development costs are expensed as incurred. A significant portion of the Company’s development activities are outsourced to third parties including contract research organizations, and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. These arrangements may require estimates to be made of related service fees or the Company’s share of development costs, in which actual results could materially differ from the estimates and affect the reported amounts in the Company’s financial statements. These arrangements may also require us to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

Per Share Data

     Loss per common share is computed based on the weighted average number of common shares outstanding during the period. For all years reported, diluted loss per share was the equivalent of basic loss per share due to the respective net losses. No dilution for common share equivalents is included in 2004, 2003 and 2002 as the effects would be antidilutive.

Stock Based Compensation

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” in 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company’s consolidated results of operations, financial position or cash flows (see Note 3).

     At December 31, 2004, the Company maintained two stock-based employee compensation plans (see Note 9). The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” During the year ended December 31, 2004, in connection with retainer and meeting fees earned by members of the Company’s board of directors and scientific advisory board in 2004, the Company recorded $60,000 of expense associated with the issuance of discounted stock options, $209,000 of expense associated with restricted stock grants and $27,000 of expense associated with unrestricted stock grants. In 2003 and 2002, the Company recorded expense associated with the issuance of discounted stock options of $61,000 and $29,000, respectively, for continuing operations, and $6,000 and $28,000, respectively, for discontinued operations. In 2003 and 2002, the Company recorded expense associated with restricted stock grants of $121,000 and $39,000, respectively, for continuing operations, and $11,000 and $39,000, respectively, for discontinued operations. In 2003, the Company recorded $106,000 in compensation expense in connection with the acceleration of the vesting date of certain stock options. No other stock-based employee compensation expense is reflected in net loss as all other stock options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss — as reported	$(23,785)	$(15,935)	$(17,099)
Stock-based compensation expense included in reported net loss	296	305	135
Stock-based compensation under fair value method	(3,575)	(3,316)	(3,341)

Net loss — pro forma after stock-based compensation under fair value method	$(27,064)	$(18,946)	$(20,305)

Net loss per share, basic and diluted — as reported	$(1.28)	$(0.96)	$(1.11)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(1.45)	$(1.14)	$(1.31)

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans, for interim periods beginning after June 15, 2005 and will become effective for the Company for the quarter ending September 30, 2005. Accordingly, SFAS 123R eliminates the ability to account for share-based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock Based Compensation” above for the pro forma net loss and net loss per share amounts for the years ended December 31, 2004, 2003 and 2002, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share.

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. MARKETABLE SECURITIES

     The amortized costs and estimated fair values of marketable securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)
December 31, 2004:
Corporate debt securities	$32,410	$—	$64	$32,346
U.S. government agency-backed discounted notes	7,019	—	36	6,983
Municipal securities	20,792	—	—	20,792

Total marketable securities	$60,221	$—	$100	$60,121

December 31, 2003:
Corporate debt securities	$23,572	$27	$6	$23,593
U.S. government agency – backed discounted notes	14,048	25	—	14,073
Municipal securities	17,012	—	—	17,012
Certificates of deposit	977	—	3	974

Total marketable securities	$55,609	$52	$9	$55,652

     Maturities of marketable securities at fair value as of December 31, 2004, are as follows (in thousands):

Contractual maturity:
Maturing in one year or less	$32,806
Maturing after one year through five years	4,120
Maturing after five years through ten years	—
Maturing after ten years	23,195

Total marketable securities	$60,121

     The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places certain restrictions on maturities, and concentration by issuer (see Note 2, “Credit Risk and Fair Value of Financial Instruments”). Marketable securities include auction rate securities whose contractual maturities are included above. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) generally every one to three months at which time their interest rates, or dividend rates for preferred securities, are reset.

     A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. Such impairments are charged to the results of operations and a new cost basis for the security is established. Unrealized losses on marketable securities held at December 31, 2004 and 2003 were not deemed other than temporary, as all such securities are investment grade, and management believes the impairments are attributable to increased market rates.

5. INVENTORIES

     Inventories, which consist of raw materials and manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market.

     Inventories are summarized as follows:

	DECEMBER 31,
	2004	2003
	(in thousands)
Raw materials	$134	$196
Finished products	509	460

Total inventories	$643	$656

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company periodically reviews and quality tests its inventory to identify obsolete, slow moving or otherwise unsaleable inventories. Inventories at December 31, 2004 and 2003 are net of allowances of $85,000 and $82,000, respectively.

     The Company currently has no internal commercial scale manufacturing capabilities. Generally, the Company’s collaborators manufacture the pharmaceutical products, and the Company is responsible for supplying them with bulk TIMERx. The Company has outsourced the commercial manufacture of TIMERx materials to a third-party pharmaceutical company, Draxis Pharmaceuticals, Inc., under a manufacturing agreement that expires in September 2005. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the contract at least six months prior to the end of the then-current term. The Company is seeking to qualify a second contract manufacturer as a second source of supply. The Company has completed initial validation work with the contract manufacturer, however, there is some additional follow-up work required before the site is fully validated.

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

6. FIXED ASSETS

     Fixed assets, at cost, summarized by major categories, consist of the following:

	DECEMBER 31,
	2004	2003
	(in thousands)
Equipment and leasehold improvements	$5,487	$4,602
Software	1,653	1,540
Projects in progress	154	—

	7,294	6,142
Less: accumulated depreciation	3,620	2,609

	$3,674	$3,533

     The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software, and payroll and payroll-related costs for employees directly associated with the software development project. For the years ended December 31, 2003 and 2002, the Company capitalized $923,000 and $606,000, respectively, of software development costs that are primarily related to the development of the Company’s enterprise-wide software systems. The Company did not capitalize any such costs in 2004. The Company includes these costs within equipment and software, and generally depreciates the software development costs over a period of five years, once the systems are placed in service.

7. PATENTS

     Patents, net of accumulated amortization, consist of the following:

	DECEMBER 31,
	2004	2003
	(in thousands)
Patents, net of accumulated amortization of $1,234 and $904	$3,504	$3,689

     Patents include costs to secure patents on technology and products developed by the Company. Patents are amortized on a straight-line basis over their estimated useful lives of 17 to 20 years. Amortization expense of $410,000, $219,000, and $166,000 was recorded in the years ended December 31, 2004, 2003, and 2002,

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively. Estimated amortization expense on existing patent costs is approximately $263,000 for each of the next five years.

     Patents are evaluated for potential impairment whenever events or circumstances indicate that future undiscounted cash flows may not be sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the asset’s carrying value is in excess of the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows. During the years ended December 31, 2004, 2003 and 2002, for continuing operations, the Company recorded impairment losses of $417,000, $5,000 and $121,000, respectively, relating to its patents. The impairment losses recorded in 2004 primarily relate to the write-off of patents in the second quarter of 2004 covering inhalation technology which the Company determined no longer had value. Such impairment losses are reflected in research and product development expense on the consolidated statements of operations.

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

     Approximately $34,000 and $243,000 of total interest was paid in 2003 and 2002, respectively. No interest was paid by the Company in 2004.

9. SHAREHOLDERS’ EQUITY

     On December 14, 2004, the Company completed the sale of a total of 3,125,000 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to the Company, after fees and expenses, of approximately $32.8 million. The Company intends to use the net proceeds to fund the research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

     On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors (the “2003 Private Placement”), resulting in net

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

proceeds to the Company, after fees and expenses, of approximately $49.3 million. As part of the 2003 Private Placement, the Company granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003, and expired on December 9, 2003. None of these additional investment rights were exercised.

     At the Company’s Annual Meeting of Shareholders held on June 2, 2004, an amendment to the Company’s Amended and Restated Articles of Incorporation was approved, increasing the number of authorized shares of Common Stock to 60,000,000.

Penwest Stock Option Plans

     As of December 31, 2004 the Company had two stock option plans: the 1997 Equity Incentive Plan (the “1997 Plan”), and the 1998 Spin-off Option Plan (the “Spin-off Plan”). The 1997 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into Common Stock and the grant of stock appreciation rights (collectively “Awards”). A total of 3,410,000 shares of Common Stock may be issued pursuant to Awards granted under the 1997 Plan. Awards may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant subject to certain limitations. Restricted stock awards entitle recipients to acquire shares of Common Stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Restricted stock awards currently vest over a one to four year period. As of December 31, 2004, a total of 50,000 outstanding shares remain restricted (see Note 2, “Stock Based Compensation”).

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

     The following table presents a summary of the Company’s stock option activity and related information for the years ended December 31:

		OPTION PRICE	WTD. AVERAGE
	SHARES	RANGE	EXERCISE PRICE
BALANCE, DECEMBER 31, 2001	2,280,015	$3.70-18.18	$8.26

Options Exercisable	1,381,264	$3.70-14.38	$7.28

2002
Granted	291,087	$6.15-19.76	$15.89
Exercised	(163,113)	$4.06-11.81	$8.51
Forfeited	(8,875)	$15.47-19.76	$18.85

BALANCE, DECEMBER 31, 2002	2,399,114	$3.70-19.76	$9.37

Options Exercisable	1,566,988	$3.70-18.18	$7.66

2003
Granted	539,511	$7.43-21.24	$11.32
Exercised	(334,914)	$4.06-12.75	$7.30
Forfeited	(68,000)	$6.38-19.13	$12.89
Expired	(98,911)	$3.70-15.47	$7.42

BALANCE, DECEMBER 31, 2003	2,436,800	$3.70-21.24	$10.06

Options Exercisable	1,464,472	$3.70-19.76	$9.16

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		OPTION PRICE	WTD. AVERAGE
	SHARES	RANGE	EXERCISE PRICE
2004
Granted	510,495	$8.30-18.68	$15.09
Exercised	(123,225)	$5.41-15.94	$10.53
Forfeited	(146,100)	$9.90-21.24	$16.34
Expired	(31,000)	$15.47-19.13	$19.01

BALANCE, DECEMBER 31, 2004	2,646,970	$3.70-21.24	$10.56

Options Exercisable	1,754,356	$3.70-21.24	$9.16

     The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $8.12, $6.34 and $11.51, respectively.

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	None	None	None
Risk free interest rate	3.7%	3.8%	4.9%
Expected volatility	46%	46%	54%
Expected life of options	7.5 years	7.5 years	7.5 years

     As of December 31, 2004, the Penwest stock option plans had options outstanding and exercisable by price range as follows:

		Wtd. Avg.
Range of	Options	Remaining Years of	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$3.70 - $7.00	946,821	3.1	$6.30	946,821	$6.30
$7.01 - $11.00	617,498	7.1	$9.68	301,584	$9.41
$11.01 - $15.00	574,611	6.6	$12.42	381,361	$12.77
$15.01 - $19.00	375,290	8.9	$16.75	30,340	$17.82
$19.01 - $21.24	132,750	6.4	$19.55	94,250	$19.72

	2,646,970	5.8	$10.56	1,754,356	$9.16

     The following table presents a summary of the number and weighted average fair value of restricted shares granted during the years ended December 31:

	#	Wtd. Avg.
	Shares	Fair Value
2002	—	—
2003	60,000	$10.05
2004	5,000	$16.39

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. There were 14,612 shares, 8,967 shares and 12,282 shares issued under the Plan during 2004, 2003 and 2002, respectively.

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

PENWEST PHARMACEUTICALS CO
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

10. COMMITMENTS

Leases

     Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson, New York facility until February 2008, initially on a rent-free basis (plus operating expenses) for two years and then pursuant to three successive one-year options at monthly rent payments approximating $14,000, plus operating expenses. In November 2004, Penwest exercised the first of its one year renewal options, extending the current term to February 26, 2006. On March 7, 2005, the Company signed an amendment to this lease, effective February 27, 2005, increasing its leased space to approximately 15,000 square feet, bringing its monthly rent payments to approximately $15,000 plus operating expenses.

     In May 2004, the Company signed a lease amendment to its corporate office lease in Danbury, Connecticut for approximately 21,500 square feet of office space, replacing the office space included in its lease signed in February 2003. This lease has an initial term expiring December 30, 2006, with renewal options through December 30, 2008, and requires that monthly rents be paid, including utilities and escalation clauses, in amounts ranging from approximately $39,000 to $42,000 through the initial lease term.

     As of December 31, 2004, certain of the Company’s property and equipment are leased under operating leases ranging from one to four years. Rental expense under operating leases was $739,000, $551,000 and $91,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Of such amounts, approximately $129,000 and $88,000 in 2004 and 2003, respectively, related to contingent rents including allocated operating expenses of the Company’s leased facility in Patterson, New York.

     Future minimum lease payments as of December 31, 2004 for noncancellable operating leases having initial lease terms of more than one year are as follows:

OPERATING
LEASES
(in thousands)
2005	$638
2006	509
2007	—
2008	—
2009	—
Thereafter	—

Total minimum lease payments	$1,147

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. INCOME TAXES

     The provision for income taxes consists of the following:

	2004	2003	2002
		(in thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Foreign:
Current	5	6	8
Deferred	—	—	—
State:
Current	—	—	—
Deferred	—	—	—

	$5	$6	$8

     The reconciliation between the statutory tax rate and those reflected in the Company’s income tax provision is as follows:

	2004	2003	2002
Statutory tax rate	(34)%	(34)%	(34)%
Valuation allowance	34	34	34
Foreign taxes	—	—	—

	—%	—%	—%

     The components of deferred income tax (assets) and liabilities at December 31 are as follows:

	2004	2003
	(in thousands)
Inventory allowance and basis differences	$(146)	$(161)
Deferred compensation and SERP liability	(1,280)	(1,199)
Deferred revenue	(27)	(32)
Tax credit carryforwards	(3,264)	(2,218)
Net operating loss carryforwards	(37,337)	(24,657)
Other	(109)	(191)

Total deferred tax assets	(42,163)	(28,458)

Depreciation and amortization	1,718	1,683
Other	259	269

Total deferred tax liabilities	1,977	1,952

Net deferred tax asset before valuation allowance	(40,186)	(26,506)
Valuation allowance	40,186	26,506

Net deferred tax liability	$—	$—

     For continuing operations, the Company’s income tax payments, consisting solely of foreign income taxes, approximated $5,000, $6,000 and $8,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004, the Company had federal net operating loss (“NOL”) carryforwards of approximately $96.7 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.3 million, $12.6 million and $23.4 million expire in 2018, 2019, 2020, 2021, 2022, 2023 and 2024, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $3.2 million of which $67,000, $359,000, $341,000, $777,000, $828,000 and $858,000 expire in 2018, 2019, 2020, 2021, 2022 and 2023, respectively. The use of the NOLs, and research and development tax credit carryforwards are limited to future taxable earnings of the Company. For financial reporting purposes, at December 31, 2004 a valuation allowance of $40.2 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

12. RETIREMENT PLANS AND OTHER EMPLOYEE BENEFITS

Savings Plan

     Company employees participate in the Penwest Pharmaceuticals Co. Savings Plan, a defined contribution plan generally covering all of its U.S. employees. Under the Plan, the Company may make quarterly employer matching contributions as defined in the Plan agreement, in an amount equal to a percentage of each participant’s pre-tax contributions to the Plan up to 6% of earnings. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer contribution portion of their accounts, as well as any earnings thereon is based on years of credited service, and vest over a four-year period. For continuing operations, the Company’s expense under the Plan was $206,000, $228,000 and $148,000 for 2004, 2003 and 2002, respectively.

     The Plan also includes a discretionary annual profit-sharing component that is awarded by Penwest’s Board of Directors, generally based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plan. There was no profit sharing expense in 2004, 2003, or 2002.

Supplemental Executive Retirement Plan

     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest. For 2004, 2003 and 2002, the net expense for the SERP was $135,000, $138,000 and $85,000, respectively, for continuing operations, and $5,000 and $21,000 in 2003 and 2002, respectively, for discontinued operations. The Company does not fund this liability and no assets are held by the Plan. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the Plan.

Change in benefit obligation:

	2004	2003
	(in thousands)
Benefit obligation at beginning of period	$2,048	$1,839
Service cost	(32)	(27)
Interest cost	126	122
Actuarial gains	26	114

Benefit obligation at December 31,	$2,168	$2,048

Funded status:

	2004	2003
	(in thousands)
Funded status (unfunded)	$(2,168)	$(2,048)
Unrecognized net transition obligation	—	40
Unrecognized prior service cost	16	17
Unrecognized net actuarial gain	(152)	(177)

Net amount recognized at December 31, (included in deferred compensation)	$(2,304)	$(2,168)

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts recognized in the statement of financial position consist of:

	2004	2003
	(in thousands)
Accrued benefit cost (minimum liability)	$(2,304)	$(2,168)

Net amount recognized at December 31,	$(2,304)	$(2,168)

Information for plans with an accumulated benefit obligation in excess of plan assets, December 31:

	2004	2003
	(in thousands)
Projected benefit obligation	$2,168	$2,048
Accumulated benefit obligation	$1,887	$1,515
Plan assets of fair value	$—	$—

Components of net periodic benefit cost:

	2004	2003
	(in thousands)
Service cost	$(33)	$(27)
Interest cost	126	122
Amortization of unrecognized transition obligation	40	60
Amortization of prior service cost	2	14
Amortization of gains	—	(26)

Net periodic benefit cost	$135	$143

     The amortization of prior service cost is determined using straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan:

     Weighted-average assumptions used to determine benefit obligations as of December 31:

	2004	2003
Discount rate	6.00%	6.25%
Rate of compensation increase	3.0%	4.0%

     Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003
Discount rate	6.25%	6.75%
Rate of compensation increase	4.0%	4.0%

     The Company expects to make no contributions to the Plan in 2005. Effective February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 19). Under the SERP, Mr. Hamachek, now 59, is eligible for benefit payments to commence with his retirement effective February 15, 2005. These benefits, based on 55% of Final Average Compensation, as defined, and elections made by Mr. Hamachek, will be reduced as a result of his early retirement. The following benefit payments are expected to be paid over the next ten years (in thousands):

2005	$125
2006	150
2007	150
2008	150
2009	150
Years 2010-2014	747

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Compensation Plan

     The Company has a Deferred Compensation Plan (“DCP”), a non-qualified plan which covers the former Chairman and Chief Executive Officer of Penwest, Mr. Hamachek. No amounts were contributed to the Plan during 2004, 2003 and 2002. The interest expense for the DCP totaled $76,000, $73,000 and $71,000 for 2004, 2003 and 2002, respectively. The liability for the DCP was approximately $1,011,000 and $935,000 as of December 31, 2004 and 2003, respectively, and is included in deferred compensation on the Company’s consolidated balance sheet. The Company does not fund this liability and no assets are held by the DCP. In connection with the resignation and retirement of Penwest’s Chairman and Chief Executive Officer in February 2005 (see Note 19), the following benefit payments, including interest, are expected to be paid under the DCP in ten annual installments (in thousands):

2005	$140
2006	140
2007	140
2008	140
2009	140
Years 2010-2014	700

     The Company has two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3,062,000 and $2,965,000 as of December 31, 2004 and 2003, respectively, and is presented separately on the Company’s consolidated balance sheet.

Health Care and Life Insurance Benefits

     The Company offers health care and life insurance benefits to its active employees. Costs incurred for these benefits for continuing operations were $643,000, $568,000 and $422,000 in 2004, 2003 and 2002, respectively.

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

     In 2003, the Company recorded a gain on the Asset Sale of approximately $9.9 million (no tax effect), and has reported the operating results of the excipient business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The net carrying amount of the assets and liabilities on the date of the Asset Sale was approximately $29.5 million. The approximate carrying values of the major classes were: property, plant and equipment of $11.4 million; inventory of $8.3 million; receivables of $6.0 million; and intangible assets of $4.3 million offset by other net liabilities. The gain on the Asset Sale is net of transaction related costs totaling $3.1 million, primarily consisting of professional and advisory fees. Revenues and pretax profits for the excipient business approximated $6.1 million and $203,000, respectively, for the period January 1, 2003 through the Asset Sale date of February 27, 2003. Revenues and pretax profits for the excipient business approximated $36.4 million and $2.3 million, respectively, for 2002.

     Prior to the sale of the excipient business, the Company owned its office, laboratory and warehouse facility in Patterson, New York, as well as a facility in Cedar Rapids, Iowa, where it manufactured pharmaceutical excipients. As part of the Asset Sale, the Company transferred these properties and assigned its lease of a pharmaceutical excipient manufacturing facility in Nastola, Finland to Rettenmaier. Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson facility until February 2008, initially on a rent-free basis (plus

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating expenses) for two years and then pursuant to three successive one-year options at monthly rent payments approximating $14,000, plus operating expenses (see Note 10).

14. LICENSING AGREEMENTS

     The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with its drug delivery technologies.

     In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals, Inc. with respect to the development of oxymorphone ER, an extended release formulation of oxymorphone, based on the Company’s TIMERx technology. Oxymorphone ER is a narcotic analgesic for the treatment of moderate to severe pain in patients requiring continuous around-the-clock opioid therapy for an extended period of time. This agreement was amended and restated in April 2002. Endo has a broad product line including established brands such as Percodan®, Percocet®, and Lidoderm®. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.

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

     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and pre-marketing of oxymorphone ER. The Company took this action because the Company believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development and pre-marketing costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow Penwest to reimburse them directly for the unfunded amounts. The Company estimates that through January 31, 2005, these unfunded costs approximated $15.0 million. The Company expects these costs to increase as Endo completes the ongoing pivotal trial as well as other studies and incurs pre-launch marketing costs. The Company has agreed with Endo that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization as defined in the agreement between Endo and Penwest, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.

     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a product the Company had developed in collaboration with Mylan, and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2004 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $40.2 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL. In 2004, 2003 and 2002, royalties from Mylan were approximately $4.8 million, $4.1 million and $4.8 million, respectively, or 94%, 88% and 87%, respectively, of the Company’s total revenue from continuing operations.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     The Company is a party to certain claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations

16. SEGMENT INFORMATION

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

17. RELATED PARTY TRANSACTIONS

     Under a Recognition and Incentive Agreement (as amended, the “Baichwal Agreement”) with Anand Baichwal, the Company’s Senior Vice President of Research and New Technology Development and Chief Scientific Officer, the Company is obligated to pay to Dr. Baichwal on an annual basis in arrears, royalties for (i) one-half of one percent of the Company’s Net Sales (as defined in the Baichwal Agreement) of TIMERx® Material (as defined in the Baichwal Agreement) to third parties, (ii) one-half of one percent of royalties received by the Company under licenses, collaborations or other exploitation agreements with third parties with respect to the sale, license, use or exploitation by such third parties of products based on or incorporating the TIMERx® Material, and (iii) one-half of one percent of payments made in lieu of such Net Sales or royalties and received by the Company. Such payments cease in the event that Dr. Baichwal’s employment is terminated for cause. The Baichwal Agreement also contains non-competition and non-solicitation provisions that expire two years after the termination of Dr. Baichwal’s employment. These royalties for Dr. Baichwal totaled approximately $25,000, $23,000 and $27,000 for 2004, 2003 and 2002, respectively.

     Under a Royalty Agreement with John N. Staniforth (the “Staniforth Agreement”), a member of the Company’s Board of Directors, the Company is obligated to pay Dr. Staniforth on an annual basis in arrears one-half of one percent of the Company’s Net Sales (as defined in the Staniforth Agreement) of TIMERx® Material (as defined in the Staniforth Agreement) related to the products covered by the TIMERx® patents. These royalties for Dr. Staniforth totaled approximately $25,000, $23,000 and $27,000 for 2004, 2003 and 2002, respectively.

     Dr. Staniforth also has an annual consulting agreement with the Company for which he is paid $80,000 per year, payable in quarterly payments. The consulting agreement is automatically renewed each year and is cancelable by either the Company or Dr. Staniforth upon thirty days’ prior notice. Any invention that results from this consulting agreement is legally owned by Penwest. Dr. Staniforth also serves on the Scientific Advisory Board of the Company and is paid $1,500 for each meeting attended.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

     Accumulated other comprehensive (loss) income consisted of the following at December 31:

	2004	2003
	(in thousands)
Cumulative translation adjustment	$—	$473
Cumulative translation adjustment of discontinued operations sold	—	(473)
Unrealized (loss) gain on marketable securities	(100)	43

Accumulated other comprehensive (loss) income	$(100)	$43

19. SUBSEQUENT EVENTS

     On February 15, 2005, the Company announced that Tod R. Hamachek had resigned from his positions as Chief Executive Officer and Chairman of the Board of Directors and as a member of the Board. In connection with the resignation, the Company and Mr. Hamachek entered into a Severance and Settlement Agreement and Release (the “Agreement”) on February 14, 2005. Under the Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000) as severance pay, and pay all premium costs relating to medical insurance continuation coverage and certain other benefits. The Company also agreed to accelerate in full the vesting of all stock options held by Mr. Hamachek and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. In connection with this Agreement, the Company expects to record a charge to its statement of operations totaling approximately $3.0 million in the first quarter of 2005, which includes a non-cash charge of approximately $2.4 million relating to the stock options noted above. Mr. Hamachek has approximately 820,000 stock options, of which approximately 146,000 were accelerated.

     On February 15, 2005, the Company and Robert J. Hennessey, a director of the Company, entered into an Offer Letter (the “Offer Letter”) in connection with the Company’s appointment of Mr. Hennessey as Chief Executive Officer and President of the Company. Under the Offer Letter, the Company agreed to pay Mr. Hennessey an annual base salary of $400,000 and grant to Mr. Hennessey non-statutory stock options to purchase 100,000 shares of the Company’s common stock under the Company’s 1997 Equity Incentive Plan at an exercise price equal to $10.10, the fair market value of the common stock on February 15, 2005. Mr. Hennessey’s stock options vest in 12 equal monthly installments and will become fully vested on February 15, 2006, subject to acceleration upon the occurrence of a change in control of the Company.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2004 and 2003 is as follows:

	Quarter Ended
		June 30, 2004
	Mar. 31, 2004	(Unaudited)	Sept. 30, 2004	Dec. 31, 2004
	(Unaudited)	(a)	(Unaudited)	(Unaudited)
	(in thousands, except per share data)
Total revenues	$1,483	$1,266	$1,210	$1,149
Gross profit	1,434	1,237	1,195	1,138
Net loss	$(4,778)	$(7,509)	$(5,008)	$(6,490)

Net loss per share	$(0.26)	$(0.41)	$(0.27)	$(0.34)

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarter Ended
				Dec. 31, 2003
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(b)
		(in thousands, except per share data)
Total revenues	$1,172	$1,249	$1,016	$1,241
Gross profit	1,091	1,186	1,005	1,227
Loss from continuing operations	(4,787)	(7,522)	(5,537)	(8,160)
Earnings (loss) from discontinued operations	9,757	(83)	—	397
Net income (loss)	$4,970	$(7,605)	$(5,537)	$(7,763)

Loss from continuing operations per share	$(0.31)	$(0.48)	$(0.32)	$(0.44)
Earnings (loss) from discontinued operations per share	0.63	(0.01)	—	0.02

Net income (loss) per share	$0.32	$(0.49)	$(0.32)	$(0.42)

(a)	During the second quarter of 2004, the Company recorded a write-down of $410,000, net of accumulated amortization, related to the impairment of certain patents covering its inhalation technology which the Company determined no longer had value. Such write-down is reflected in research and product development expense.

(b)	During the fourth quarter of 2003, the Company reversed $346,000 of income tax accruals to reflect the decreased foreign tax risk that was associated with its former excipient business. In addition, the Company reduced its tax provision on the gain on sale of its excipient business by $51,000. The effect of these adjustments is included in the gain on sale of discontinued operations.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

PENWEST PHARMACEUTICALS CO.
DECEMBER 31, 2004
(in thousands)

			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning	Costs and	Accounts-	Deductions-		End of
	of Period	Expenses	Describe	Describe		Period
Year ended December 31, 2004
Allowance for Doubtful Accounts	$—	$—	$—	$—		$—
Inventory Allowances	$82	$75	$—	$72	(a)	$85

Year ended December 31, 2003
Allowance for Doubtful Accounts	$—	$—	$—	$—		$—
Inventory Allowances	$16	$113	$—	$47	(a)	$82

Year ended December 31, 2002
Allowance for Doubtful Accounts	$50	$(50)	$—	$—		$—
Inventory Allowances	$6	$12	$—	$2	(a)	$16

(a)    Disposals of unrecoverable inventory costs.

S-1

Exhibit Index

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K	Schedule	with SEC	Number
2.1	Purchase Agreement by and between Penwest Pharmaceuticals Co. and Josef Rettenmaier Holding GmBh & Co. KG, dated November 1, 2002.		Schedule 14A	1/31/2003	000-23467

2.2	Amendment to Purchase Agreement made as of February 26, 2003, by and among Penwest Pharmaceuticals Co., Josef Rettenmaier Holding GmbH & Co. KG, and the other parties named therein.		8-K	2/28/2003	000-23467

3.1	Amended and Restated Articles of Incorporation		10-Q	8/3/2004	000-23467

3.2	Amended and Restated Bylaws of the Company.		S-1	10/21/1997	333-38389

3.3	Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Company filed on July 17, 1998.		10/A	7/17/1998	000-23467

4.1	Specimen certificate representing the Common Stock.		S-1/A	12/17/1997	333-38389

4.2	Form of Rights Agreement dated as of July 27, 1998 between the Company and the Rights Agent.		10/A	7/17/1998	000-23467

10.1+	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.2+	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals, Inc.		S-1	10/21/1997	333-38389

10.3	Form of Separation and Distribution Agreement entered into between Registrant and Penford Corporation		10	6/22/1998	000-23467

10.4+	Product Development, License and Supply Agreement dated February 28, 1997 by and between the Registrant and Sanofi Winthrop S.A., as amended.		S-1	10/21/1997	333-38389

10.5+	Agreement dated May 26, 1995 by and between the Registrant and Leiras OY.		S-1	10/21/1997	333-38389

10.6+	Agreement dated July 27, 1992 by and between the Registrant and Leiras, OY.		S-1	10/21/1997	333-38389

10.7+	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Company		10-Q	8/14/2002	000-23467

10.8++	1997 Equity Incentive Plan.		S-1	10/21/1997	333-38389

10.9++	1997 Employee Stock Purchase Plan.		S-1	10/21/1997	333-38389

10.10++	1998 Spinoff Option Plan.		10/A	7/7/1998	000-23467

10.11	Form of Excipient Supply Agreement entered into between the Registrant and Penford Corporation.		S-1/A	11/10/1997	333-38389

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K	Schedule	with SEC	Number
10.12	Form of Tax Allocation Agreement entered into between the Registrant and Penford Corporation		10	6/22/1998	000-23467

10.13	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.		S-1/A	11/10/1997	333-38389

10.14+	License Agreement dated December 17, 1997 between Synthelabo and the Registrant.		10	6/22/1998	000-23467

10.15+	Supply Agreement dated December 17, 1997 between Synthelabo and the Registrant.		10	6/22/1998	000-23467

10.16	Manufacturing Agreement dated September 27, 1999 between the Company and Draxis Pharma, Inc.		10-K	3/21/2000	000-23467

10.17	Royalty Agreement dated September 25, 1992 between the Company and John N. Staniforth.		10-Q	5/15/2002	000-23467

10.18	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Company and John N. Staniforth.		10-Q	5/15/2002	000-23467

10.19	Summary Description of Directors Compensation	X

10.20	Lease Agreement dated as of February 3, 2003 by and between Union Carbide Corporation and the Registrant.		10-Q	5/15/2003	000-23467

10.21	Lease Amendment and Attornment Agreement, dated March 15, 2004, by and between Union Carbide Corporation and the Registrant.		10-Q	8/3/2004	000-23467

10.22	Form of Option Agreement for 1997 Incentive Plan	X

10.23	Securities Purchase Agreement dated as of August 1, 2003 by and among the Registrant and the purchasers identified therein.		8-K	8/5/2003	000-23467

10.24	Securities Purchase Agreement dated as of August 4, 2003 by and among the Registrant and the purchasers identified therein.		8-K	8/6/2003	000-23467

10.25	Share Purchase Agreement dated as of December 10, 2004 by and among the Registrant and the purchasers identified therein.		8-K	12/15/2004	000-23467

23	Consent of Ernst & Young LLP	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K	Schedule	with SEC	Number
32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.