Form 10-Q
period 2005-03-31
PENWEST PHARMACEUTICALS CO
filed 2005-05-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-23467

Penwest Pharmaceuticals Co.

(Exact name of registrant as specified in its charter)

Washington	91-1513032

(State of Incorporation)	(I.R.S. Employer Identification No.)

39 Old Ridgebury Road, Suite 11, Danbury, Connecticut	06810-5120

(Address of principal executive offices)	(Zip Code)

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
Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2005

Class	Outstanding
Common stock, par value $.001	21,727,201

PENWEST PHARMACEUTICALS CO.

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II — OTHER INFORMATION

Item 6.	Exhibits	31

Signature		32

Exhibit Index		33
Ex-10.1 Severance and Settlement Agreement and Release
Ex-10.2 Supplemental Executive Retirement Plan
Ex-10.3 Deferred Compensation Plan
Ex-10.4 Offer Letter to Robert J. Hennessey
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF CEO
Ex-32.2 Section 906 Certification of the C.F.O.

     TIMERx® is a registered trademark of the Company. Geminex® and SyncroDose™ are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

PENWEST PHARMACEUTICALS CO.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,255	$14,249
Marketable securities	48,499	60,121
Trade accounts receivable	1,042	1,126
Inventories:
Raw materials and other	120	134
Finished goods	457	509

Total inventories	577	643
Prepaid expenses and other current assets	778	1,143

Total current assets	69,151	77,282
Fixed assets, net	3,468	3,674
Patents, net	3,470	3,504
Cash surrender value of life insurance policies	3,101	3,062

Total assets	$79,190	$87,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,066	$2,396
Accrued expenses	1,500	1,966
Accrued development costs	630	974
Deferred compensation – current portion	278	—

Total current liabilities	3,474	5,336
Other liabilities	152	—
Deferred revenues	67	71
Deferred compensation	3,086	3,314

Total liabilities	6,779	8,721
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 21,725,254 shares at March 31, 2005 and 21,692,730 shares at December 31, 2004	22	22
Additional paid in capital	199,733	197,097
Accumulated deficit	(127,165)	(118,218)
Accumulated other comprehensive loss	(179)	(100)

Total shareholders’ equity	72,411	78,801

Total liabilities and shareholders’ equity	$79,190	$87,522

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$982	$1,261
Product sales	—	222

Total revenues	982	1,483
Cost of revenues	8	49

Gross profit	974	1,434
Operating expenses:
Selling, general and administrative	5,292	2,336
Research and product development	5,065	4,089

Total operating expenses	10,357	6,425

Loss from operations	(9,383)	(4,991)
Investment income	436	213

Loss before income tax expense	(8,947)	(4,778)
Income tax expense	—	—

Net loss	$(8,947)	$(4,778)

Net loss per common share	$(0.41)	$(0.26)

Weighted average shares of common stock outstanding	21,656	18,410

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(8,947)	$(4,778)
Adjustments to reconcile net loss to net cash used in operating activities	1,425	(1,970)

Net cash used in operating activities	(7,522)	(6,748)

Investing activities:
Acquisitions of fixed assets, net	(66)	(218)
Patent costs	(82)	(129)
Proceeds from maturities of marketable securities	6,153	10,370
Proceeds from sales of marketable securities	23,850	4,000
Purchases of marketable securities	(18,426)	(11,400)

Net cash provided by investing activities	11,429	2,623
Financing activities:
Issuance of common stock, net	99	923

Net cash provided by financing activities	99	923

Net increase in cash and cash equivalents	4,006	(3,202)
Cash and cash equivalents at beginning of period	14,249	8,241

Cash and cash equivalents at end of period	$18,255	$5,039

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Business

     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary oral drug delivery technologies. The Company is focusing its development efforts principally on products that address diseases of the central nervous system. The two most advanced products in the Company’s drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous around-the-clock opioid therapy for an extended period of time, and PW2101, a beta blocker intended for the treatment of hypertension and angina. The Company is also developing additional product candidates in areas such as edema, epilepsy, schizophrenia, depression and pain.

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

2. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for a $3.0 million compensation charge recorded in the three months ended March 31, 2005 (see Note 7). Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

     Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of approximately $24.5 million of auction rate securities at March 31, 2004 as marketable securities, rather than cash equivalents as previously reported. These reclassifications had no impact on the Company’s financial position or results of operations.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Royalties and licensing fees - The Company recognizes revenues from non-refundable upfront licensing fees received under collaboration agreements ratably over the development period of the related collaboration agreement when this period involves development risk associated with the incomplete stage of a product’s development, or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned, as reported by the Company’s collaborators, and are generally subject to review or audit by the Company.

     Product sales — The Company recognizes revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in cost of revenues.

Research and Development Expenses

     Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements and include related salaries, benefits and other personnel related expenses, clinical trial costs, and contract and other outside service fees. Research and development costs are expensed as incurred. A significant portion of the Company’s development activities are outsourced to third parties including contract research organizations, and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. These arrangements may require estimates to be made of related service fees or the Company’s share of development costs, in which actual results could materially differ from the estimates and affect the reported amounts in the Company’s financial statements. These arrangements may also require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

Income Taxes

     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three month periods ended March 31, 2005 and 2004, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.

Impairment of Long-Lived Assets

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

Stock-Based Compensation

     The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation”.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements.

     At March 31, 2005, the Company maintained three stock-based employee compensation plans. The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to October 1, 2004, non-employee members of the Company’s board of directors could elect to receive retainer and meeting fees in either cash or in the form of discounted stock options. On October 1, 2004, the Company adopted a new compensation program for non-employee directors. Under the new program, non-employee directors are offered the opportunity to receive retainer and meeting fees in cash, unrestricted common stock or both, instead of discounted stock options. In addition, under both non-employee director compensation programs, non-employee directors were periodically granted restricted stock that vests over four years as long as the director continues to be a member of the Company’s board of directors. During the three month periods ended March 31, 2005 and 2004, in connection with the non-employee director compensation programs and fees earned by members of the Company’s scientific advisory board, the Company recognized $0 and $20,000, respectively, of expense associated with the issuance of discounted stock options; $27,000 and $0 respectively, of expense associated with unrestricted stock grants; and $112,000 and $38,000, respectively, of expense associated with restricted stock grants. In addition, during the three months ended March 31, 2005, the Company recognized $2.4 million in compensation expense in connection with the accelerated vesting and extension of exercise periods of certain stock options (see Note 7). No other stock-based employee compensation expense is reflected in net loss as all other options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant, or were otherwise non-compensatory in accordance with APB Opinion No. 25, as with respect to employee purchases of Common Stock under the Company’s Employee Stock Purchase Plan.

     The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(in thousands, except
	per share data)
Net loss — as reported	$(8,947)	$(4,778)
Stock-based compensation expense included in reported net loss	2,537	58
Stock-based compensation under fair value method	(1,604)	(853)

Net loss — pro forma after stock–based compensation under fair value method	$(8,014)	$(5,573)

Net loss per share, basic and diluted — as reported	$(0.41)	$(0.26)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.37)	$(0.30)

4. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payment (Revised 2004), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. Accordingly, SFAS 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock Based Compensation” above for the pro forma net loss and net loss per share amounts for the three month periods ended March 31, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. In April 2005, the Securities and Exchange Commission (the “SEC”) deferred the

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

required implementation date of SFAS 123R. As a result, the Company anticipates implementing SFAS No. 123R effective January 1, 2006, rather than the initial implementation date of July 1, 2005. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expects the adoption to have a significant impact on the Company’s statements of operations and net loss per share.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

5. Issuance of Common Stock

     On December 14, 2004, the Company completed the sale of a total of 3,125,000 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to the Company, after fees and expenses, of approximately $32.8 million. The Company intends to use the net proceeds to fund the continued research, development, marketing and commercialization of its products and technologies, and for general corporate purposes.

6. Income Taxes

     The Company’s effective tax rates for the three month periods ended March 31, 2005 and 2004 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

7. Compensation Charge

     On February 14, 2005, Tod R. Hamachek resigned from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors and as a member of the Board, and entered into a Severance and Settlement Agreement and Release with the Company (the “Agreement”). Under the Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000) as severance pay, pay all premium costs relating to medical insurance continuation coverage and provide certain other benefits. The Company also agreed to accelerate in full the vesting of all stock options held by Mr. Hamachek and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. In connection with this Agreement, the Company recorded a charge to its statement of operations totaling approximately $3.0 million in the three months ended March 31, 2005. This charge, included in selling, general and administrative expense in the Company’s condensed statements of operations, includes a non-cash charge of approximately $2.4 million relating to the stock options noted above. As of February 14, 2005, Mr. Hamachek had options to purchase approximately 820,000 shares of common stock, of which the vesting of stock options to purchase approximately 146,000 were accelerated.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Employment Agreement

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

9. Supplemental Executive Retirement Plan and Deferred Compensation Plan

     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the Company’s former Chairman and Chief Executive Officer, Mr. Hamachek. On February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 7). Under the SERP, Mr. Hamachek is eligible for benefit payments. Accordingly, under the SERP, commencing in May 2005, the Company will pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse, in accordance with Mr. Hamachek’s elections. The actuarially determined liability for the SERP was approximately $2,334,000 and $2,303,000 as of March 31, 2005 and December 31, 2004, respectively, including the current portion of approximately $139,000 at March 31, 2005, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:

     Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Service cost	$—	$(8)
Interest cost	30	31
Amortization of net obligation at transition	—	10
Amortization of prior service cost	1	1

Net periodic benefit cost	$31	$34

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan, which covers Mr. Hamachek. The interest expense for the DCP totaled $19,000 and $18,000, for the three month periods ended March 31, 2005 and 2004, respectively. The liability for the DCP was approximately $1,030,000 and $1,011,000 as of March 31, 2005 and December 31, 2004, respectively, including the current portion of approximately $139,000 at March 31, 2005, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in February 2005 (see Note 7), commencing in May 2005, the Company will pay Mr. Hamachek approximately $140,000 per year including interest under the DCP in ten annual installments.

     The Company has two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3,101,000 as of March 31, 2005, and is presented separately on the Company’s condensed balance sheets.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Comprehensive Loss

     The components of comprehensive loss for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
	(in thousands)
Net loss	$(8,947)	$(4,778)
Change in unrealized net gains and losses on marketable securities	(79)	33

Comprehensive loss	$(9,026)	$(4,745)

     Accumulated other comprehensive loss equals the cumulative unrealized net gains and losses on marketable securities, which are the only components of other comprehensive loss included in the Company’s condensed financial statements.

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

12. Subsequent Event

     On April 26, 2005, the Company entered into a licensing agreement with Prism Pharmaceuticals, Inc. (“Prism”) granting Prism exclusive rights to market Penwest’s PW2101 in the United States and Canada. Under the terms of the agreement, the Company has agreed to continue to be responsible for certain pre-launch development activities relating to PW2101, including those activities related to the United States Food and Drug Administration (“FDA”) application and review. Prism has agreed to be responsible for the commercialization and marketing of PW2101 in the United States and Canada. Prism has also agreed to be responsible for the manufacturing of validation batches to support commercial launch, including the costs thereof. Prism made a non-refundable $4.0 million payment to the Company upon signing the agreement. The Company may also receive up to $9.5 million in milestone payments upon the achievement of milestones relating to FDA approval and launch of PW2101. The Company is also entitled to receive royalties ranging from 15% to 18% (subject to reduction under certain circumstances) upon net sales, if any, of PW2101, depending on sales levels. The Company would also receive a portion of payments received by Prism, if any, if Prism sublicenses rights under the agreement.

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

Overview

     We develop pharmaceutical products based on innovative proprietary oral drug delivery technologies. We are focusing our development efforts principally on products that address diseases of the central nervous system. The two most advanced products in our drug development pipeline are oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and PW2101, a beta blocker intended for the treatment of hypertension and angina currently under review by the United States Food and Drug Administration, or FDA. We are also developing several additional product candidates in areas such as epilepsy, schizophrenia, depression, edema and pain.

•	Oxymorphone ER. Oxymorphone ER is an extended release formulation of oxymorphone incorporating TIMERx technology that we are developing with Endo Pharmaceuticals, Inc. Oxymorphone ER, a narcotic analgesic, is being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. Oxymorphone, which is currently given in the parenteral and suppository dosage form, is marketed by Endo and had sales in the United States in 2004 of approximately $375,000. Oxymorphone ER, if successfully developed, would represent the first oral extended release version of oxymorphone and would compete in the moderate to severe long acting opioid market with branded and generic products such as MS Contin, Purdue Pharma’s OxyContin, Johnson & Johnson’s Duragesic patch, and Ligand’s Avinza, which had aggregate sales in the United States in 2004 of approximately $4.0 billion.

Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted a New Drug Application, or NDA, for oxymorphone ER to the FDA in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. In discussions with Endo, the FDA advised Endo of its concern that the outcome of two of the three Phase III efficacy trials submitted in the NDA that met their predefined primary end-points may have been favorably biased by the statistical handling of data from patients who did not complete the trials. The design of this additional clinical trial is intended to address this issue. In November 2004, Endo announced that the FDA had granted under the FDA’s Special Protocol Assessment, or SPA, process, final approval of the protocol for a clinical trial in patients with chronic low back pain and without recent treatment with opioid analgesics, designed to provide the additional safety and efficacy data for oxymorphone ER requested by the FDA. The clinical trial is also intended to address the FDA’s concern regarding data from patients who do not complete the trial.

The new trial is intended to complement the completed Phase III pivotal trial that Endo believes has demonstrated efficacy in the intended patient population. Endo has advised us that the trial will be a 12-week, multicenter double-blinded, placebo-controlled Phase III trial of oxymorphone ER. Endo expects to recruit approximately 250 patients for this trial. Endo has commenced patient enrollment and expects to announce the results of the trial in the fourth quarter of 2005. Endo has also reported that based on the duration of the trial and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response letter to the FDA in early 2006. We expect that Endo will receive a further action letter from the FDA within six months of the submission of the complete response letter.

•	PW2101. We are currently developing PW2101, a beta blocker intended for the treatment of hypertension and angina, which we have formulated using our TIMERx technology. We have developed PW2101 on our own, and we submitted a section 505(b)(2) NDA to the FDA for PW2101 on August 31, 2004. On October 29, 2004, the FDA accepted this application for filing. Our initial submission covered three strengths of the product. In the fourth quarter of 2004, we completed a clinical trial of a lower strength of the product. The results, while positive, were not statistically significant at a p-value of 0.05. The low dose strength, however, did meet most of the trial’s key secondary endpoints. As a result, in the first quarter of 2005, we submitted supplemental data from the clinical trial to the FDA to cover the lower strength of PW2101. We believe that the FDA will consider the lower strength in the initial submission for the higher strengths.

On April 26, 2005, we entered into a licensing agreement with Prism Pharmaceuticals, Inc., pursuant to which we granted Prism exclusive rights to market PW2101 in the United States and Canada. Under the terms of the agreement, we agreed to continue to be responsible for expenses related to specific pre-launch development activities relating to PW2101, including those activities related to the FDA application and review. Prism has agreed to be responsible for expenses related to the commercialization and marketing of PW2101 in the United States and Canada. Prism has also agreed to be responsible for the manufacturing of validation batches to support commercial launch, including the costs thereof.

Prism made a non-refundable $4.0 million payment to us upon signing the agreement. In addition, we may receive up to $9.5 million in milestone payments upon the achievement of milestones relating to FDA approval and launch of PW2101. We are also entitled to receive royalties ranging from 15% to 18%, subject to reduction under certain circumstances, upon net sales, if any, of PW2101, depending on sales levels.

PW2101 is a controlled release formulation of an immediate release beta blocker, the active ingredient of which is no longer subject to patents in the United States. There is currently a similar branded controlled release beta blocker product that is marketed for hypertension, angina, and congestive heart failure. This branded product had sales in the United States of approximately $1.2 billion in 2004. There are also currently filings for generic versions of the branded controlled release beta blocker product, and the sponsors are engaged in patent litigation. If the sponsors of the generic products prevail in such litigation, and PW2101 is approved, PW2101 would compete with the branded product and the generic versions of the branded product. We are currently in discussions with the FDA regarding the appropriate patent certifications required to be made for PW2101. If we are required to file a paragraph IV certification and the patent holder sues us for infringement, the FDA may not approve our NDA for up to 30 months.

     We are also currently developing PW2132, a drug candidate intended for the treatment of edema related to congestive heart failure, which we formulated using our Geminex technology. We conducted a pilot scale biostudy of PW2132 in approximately 20 healthy volunteers in the fourth quarter of 2004. In the study, PW2132 achieved the blood level curves we had targeted as endpoints of the study and that we believe may improve the efficacy of the drug. Based on the results of the pilot biostudy, in April 2005, we held a pre-IND meeting with the FDA and filed an Investigational New Drug Application, or IND, for PW2132. We expect to commence a Phase II single dose, dose ranging study in patients in the second quarter of 2005, and expect data from the study in the fourth quarter of 2005.

     In addition, we are currently conducting pilot scale Phase I biostudies of several product candidates primarily for drugs to treat diseases of the central nervous system. In these studies, we are seeking to obtain proof of principle data in humans. If the pilot scale biostudies of any of these product candidates show proof of principle and the commercial returns appear attractive, we will most likely seek to advance the product candidate into further clinical trials on our own. The decision to develop the product candidate on our own will be based on our available resources after consideration of a number of factors, including the size of the potential market, competitors in the potential market, the availability of intellectual property protection, the regulatory pathway and the development status of our other product candidates.

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

     We have incurred net losses since 1994. As of March 31, 2005, our accumulated deficit was approximately $127.2 million. We expect operating losses and negative cash flows to continue until substantial sales of products occur. , We generate revenues primarily from royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL and shipments of bulk TIMERx to our collaborators. Our future profitability will depend on several factors, including:

•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER and PW2101;

•	royalties from Mylan’s sales of Pfizer 30 mg generic version of Procardia XL; and

•	the level of our investment in research and development activities.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance and impairment of long-lived assets. For a more detailed explanation of the judgments we make in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations for Quarter Ended March 31, 2005 and 2004

Revenues

	Quarter ended		Quarter ended
	March 31,	Percentage	March 31,
	2005	Decrease	2004
	(in thousands, except percentages)
Royalties and Licensing Fees	$982	(22)%	$1,261
Product Sales	—	(100)%	222

Total Revenues	$982	(34)%	$1,483

     Our royalties and licensing fees primarily consist of royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. These royalties decreased in the quarter ended March 31, 2005 compared to the comparable quarter for 2004 due to a decrease in Mylan’s net sales of Procardia XL.

     Our product sales consist of sales of formulated bulk TIMERx to our collaborators. We had no sales of formulated bulk TIMERx in the quarter ended March 31, 2005. We anticipate shipping formulated bulk TIMERx to Prism in the second half of 2005 to support the manufacturing of validation batches as well as commercial launch quantities. The selling price of formulated bulk TIMERx to Prism will approximate cost.

     Selling, General and Administrative Expense

     Selling, general and administrative, or SG&A, expenses for the quarter ended March 31, 2005 were $5.3 million as compared to $2.3 million for the comparable quarter in 2004. The increase of $3.0 million in SG&A expenses for the quarter ended March 31, 2005 compared to the comparable quarter in 2004 primarily reflects a one-time charge of $3.0 million that arose in connection with the agreement we entered into with Mr. Hamachek, our former Chairman of the Board of Directors and Chief Executive Officer, upon his resignation in February 2005. This one-time charge included a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek.

Research and Product Development Expense

	Quarter ended	Percentage	Quarter ended
	March 31,	Increase	March 31,
	2005	(Decrease)	2004
	(in thousands, except percentages)
PW2101	$1,326	(24)%	$1,743
Research and New Technology Development	452	(14)%	524
Phase I Products and Internal Costs	3,287	80%	1,822

Total Research and Product Development	$5,065	24%	$4,089

In the preceding table, research and development expenses are set forth in the following three categories:

•	PW2101 – These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101 prior to regulatory approval for clinical use and potential commercial use, and our development work related to the qualification of an alternative manufacturing site for PW2101.

•	Research and New Technology Development – These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs.

•	Phase I Products and Internal Costs – These expenses reflect both our direct external expenses and our internal expenses relating to the development of Phase I product candidates, and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted for our Phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.

     PW2101. Approximately 26% of our research and development expenses for the quarter ended March 31, 2005 related to direct costs primarily associated with clinical development, manufacturing scale-up and preparation of the

NDA for PW2101. Our PW2101 expenses were lower than the comparable period in 2004 primarily because our research and development expense in the first quarter of 2004 included costs associated with the pivotal clinical trials of PW2101. We have not conducted and do not anticipate conducting additional pivotal trials for PW2101 in 2005. We have submitted a 505(b)(2) NDA to the FDA for PW2101, which the FDA accepted for filing in October 2004.

     We have established arrangements with Patheon, Inc. (“Patheon”) for the commercial manufacture of the higher strengths of PW2101 at one manufacturing site. We expect to continue to incur additional research and development expenses in 2005 relating to PW2101 as we continue to seek an approval from the FDA for PW2101, and to work with Prism and Patheon to qualify another manufacturing site that could produce all of the strengths of PW2101, and that would have a greater production capacity than the current site.

     On April 26, 2005, we entered into a licensing agreement with Prism granting it exclusive rights to market PW2101 in the United States and Canada. Under the agreement, we have agreed to continue to be responsible for expenses for certain pre-launch development activities relating to PW2101, including activities related to the FDA application and review, and Prism has agreed to be responsible for expenses relating to the commercialization and marketing of PW2101 in the United States and Canada. Prism is also responsible for the manufacturing of validation batches to support commercial launch, including the costs thereof.

     Research and New Technology Development Expenses. These expenses decreased for the quarter ended March 31, 2005 compared to the comparable period in 2004 primarily due to lower personnel costs associated with redirecting personnel that were previously performing research and new technology development activities to developing Phase I candidates.

     Phase I Products and Internal Costs. These costs increased in the quarter ended March 31, 2005 compared to the comparable period in 2004 primarily as a result of an increase in the number of Phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these Phase I product candidates and increased costs associated with an increase in the number of employees engaged in our product development efforts.

     There can be no assurance that oxymorphone ER, PW2101, PW2132, or any of our other products will be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

Tax Rates

     The effective tax rates for the quarters ended March 31, 2005 and 2004 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.

Liquidity and Capital Resources

Sources of Liquidity

     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of March 31, 2005, we had cash, cash equivalents and short-term investments of $66.8 million. We have no committed sources of capital.

     We are a party to an agreement with Endo with respect to the development and commercialization of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-

launch marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in the three months ended March 31, 2005, and we do not expect to incur any significant expenses relating to oxymorphone ER in 2005, unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development and pre-launch marketing costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through January 31, 2005, these unfunded costs approximated $15.0 million. We expect this unfunded amount to increase as Endo completes the required pivotal study and incurs pre-launch marketing costs.

     On April 26, 2005, we entered into an agreement with Prism pursuant to which we granted Prism exclusive rights to market PW2101 in the United States and Canada. Under the terms of the agreement, we agreed to continue to be responsible for expenses related to specific pre-launch development activities relating to PW2101, including those activities related to the FDA application and review, and Prism agreed to be responsible for expenses related to the commercialization and marketing of PW2101 in the United States and Canada. Prism made a non-refundable $4.0 million payment to us upon signing the agreement.

     On December 14, 2004, we completed the sale of a total of 3,125,000 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to us, after fees and expenses, of approximately $32.8 million.

Cash Flows

     We had negative cash flow from operations for the quarter ended March 31, 2005 of $7.5 million, primarily due to a net loss of $8.9 million in the period. In addition, we expended approximately $2.0 million in the net reduction of accounts payable and accrued expenses during the first quarter of 2005. Investing activities provided $11.4 million in cash for the quarter ended March 31, 2005, primarily reflecting sales and maturities of marketable securities, net of purchases, of $11.6 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities, and funds expended to secure patents on technology developed by us.

Funding Requirements

     We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources, including $4.0 million that we received from Prism in April 2005, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the first half of 2007. We expect to continue to invest in capital expenditures in 2005 at levels similar to 2004 capital spending, primarily for laboratory equipment for our drug development activities and for patents on technology and products developed by us.

     Our requirements for capital in our business are substantial and will depend on many factors, including:

•	whether oxymorphone ER or PW2101 are approved on a timely basis, or at all;

•	the costs and timing of adding product candidates or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER and PW2101;

•	our ability to qualify the alternative manufacturing site for PW2101 on a timely basis or at all, and the costs of doing so;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

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

Contractual Obligations

     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations relating to capital expenditures and clinical development. Below is a table summarizing our contractual cash obligations under our operating leases having initial lease terms of more than one year and purchase obligations, as of March 31, 2005 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$1,072	$673	$399	$—	$—
Purchase Obligations	496	471	25	—	—

Total	$1,568	$1,144	$424	$—	$—

     We are also subject to the commitments described below that are not included in the table above.

     We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan, which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. On February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer. Under the SERP, Mr. Hamachek is eligible for benefit payments. Accordingly, under the SERP, commencing in May 2005, we will pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse, in accordance with Mr. Hamachek’s elections.

     We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, Mr. Hamachek is eligible for benefit payments. In connection with the resignation and retirement of Mr. Hamachek in February 2005, commencing in May 2005 we will pay Mr. Hamachek approximately $140,000 per year including interest under the DCP in ten annual installments.

     We expect the following benefit payments, including interest for the DCP, to be made under the SERP and DCP over the next ten years, as of March 31, 2005 (in thousands):

	SERP	DCP	Total
Year 1	$139	$140	$279
Year 2	151	140	291
Year 3	151	140	291
Year 4	151	140	291
Year 5	151	140	291
Years 6-10	753	700	1,453

     We do not fund these liabilities and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. We are entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3.1 million as of March 31, 2005.

Net Operating Loss Carryforwards

     At December 31, 2004, we had federal net operating loss, or NOL, carryforwards of approximately $96.7 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.3 million, $12.6 million and $23.4 million expire in 2018, 2019, 2020, 2021, 2022, 2023 and 2024, respectively. In addition, we had research and development tax credit carryforwards of approximately $3.2 million of which $67,000, $359,000, $341,000, $777,000, $828,000 and $858,000 expire in 2018, 2019, 2020, 2021, 2022 and 2023, respectively. The use of the NOLs, and research and development tax credit carryforwards are limited to our future taxable earnings. For financial reporting purposes, at December 31, 2004 we recognized a valuation allowance of $40.2 million to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses is subject to limitation due to the ownership change provisions of the Internal Revenue Code.

Forward-Looking Statements

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Risk Factors.” In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

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

     We have not been profitable and expect to continue to incur substantial losses

     We have incurred net losses since 1994, including net losses of $23.8 million, $15.9 million and $17.1 million during 2004, 2003 and 2002, respectively. For the quarter ended March 31, 2005, we incurred a net loss of $8.9 million. We had a loss from continuing operations of $23.8 million, $26.0 million and $19.0 million in 2004, 2003 and 2002, respectively. As of March 31, 2005, our accumulated deficit was approximately $127.2 million.

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

     A substantial portion of our revenues since 1994 had been generated from the sales of our pharmaceutical excipients. Our net losses in 2003 and 2002 were reduced as a result of the operating results of our excipient business. Since February 27, 2003, we have not generated any revenues from the sales of excipient products and our business depends and will depend exclusively on revenue, under our agreement with Mylan and from products developed or acquired by us.

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

     We may require additional funding, which may be difficult to obtain

     As of March 31, 2005, we had cash, cash equivalents, and short-term investments of $66.8 million including net proceeds of approximately $32.8 million we received from a private placement of our common stock in December 2004. We anticipate that, based on our current operating plan, our existing capital resources, including $4.0 million that we received from Prism in April 2005, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the first half of 2007.

Our requirements for additional capital are substantial and will depend on many factors, including:

•	whether oxymorphone ER or PW2101 are approved on a timely basis, or at all;

•	the costs and timing of adding additional products or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER and PW2101;

•	our ability to qualify the alternative manufacturing site for PW2101 on a timely basis or at all and the costs of doing so;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

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

We are dependent on collaborators to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell our TIMERx controlled release products, including, in particular, Endo with respect to oxymorphone ER

     Some of our TIMERx controlled release products have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, depending on the structure of the collaboration, we are dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our TIMERx controlled release technology. For instance, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL and will be dependent on Prism with respect tot the marketing and sale of PW2101.

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

     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may requires us or our collaborators, to conduct additional clinical trials. For example, in response to the NDA for oxymorphone ER, the FDA is requiring Endo to conduct an additional clinical trial of oxymorphone ER. In addition, on December 2, 2004, we announced that in our pivotal efficacy trial of the low dose strength of PW2101, we did not meet the study’s primary endpoint. Alternatively, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.

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

We have only limited manufacturing capabilities and will be dependent on third party manufacturers

     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with cGMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2006, and on other third party manufacturers for the products that are currently under development, such as PW2101. The agreement with Draxis will be automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, such as Patheon with respect to PW2101, except for purchase orders or similar arrangements.

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

     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places certain restrictions on maturities and concentration by issuer. At March 31, 2005, marketable securities consisted primarily of corporate debt, U.S. Government-agency backed discounted notes and municipal securities, and approximated $48.5 million. Marketable securities include auction rate securities totaling $5.3 million with contractual maturity dates of up to thirty years. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) generally every one to three months at which time their interest rates, or dividend rates for preferred securities, are reset. All of our other marketable securities have maturity dates of up to twenty-two months. Due to the relatively short-term maturities of these securities, or auction system liquidity in the case of the auction rate securities, management believes there is no significant market risk. At March 31, 2005, market values approximated carrying values. At March 31, 2005, we had approximately $66.8 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $668,000.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PENWEST PHARMACEUTICALS CO.

Date: May 6, 2005	/s/ Jennifer L. Good

Jennifer L. Good
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1+	Severance and Settlement Agreement and Release, by and between Penwest Pharmaceuticals Co. and Tod R. Hamachek, effective February 14, 2005.

10.2+	Penwest Pharmaceuticals Co. Supplemental Executive Retirement Plan.

10.3+	Penwest Pharmaceuticals Co. Deferred Compensation Plan.

10.4+	Offer letter from Penwest Pharmaceuticals Co. to Robert J. Hennessey, dated February 15, 2005.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+	Management contract, or compensatory plan or arrangement.