Form 10-Q
period 2005-06-30
PENWEST PHARMACEUTICALS CO
filed 2005-08-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2005.

Class	Outstanding

Common stock, par value $.001	21,738,560

PENWEST PHARMACEUTICALS CO.

     TIMERx® is a registered trademark of the Company. Geminex® and SyncroDose™ are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,048	$14,249
Marketable securities	44,658	60,121
Trade accounts receivable	1,257	1,126
Inventories:
Raw materials and other	32	134
Finished goods	135	509

Total inventories	167	643
Prepaid expenses and other current assets	597	1,143

Total current assets	68,727	77,282
Fixed assets, net	3,267	3,674
Patents, net	3,337	3,504
Cash surrender value of life insurance policies	3,140	3,062

Total assets	$78,471	$87,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510	$2,396
Accrued expenses	2,013	1,966
Accrued development costs	1,671	974
Up-front licensing payments	4,000	—
Deferred compensation — current portion	291	—

Total current liabilities	8,485	5,336
Deferred revenue	64	71
Deferred compensation	2,948	3,314

Total liabilities	11,497	8,721
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 21,736,854 shares at June 30, 2005 and 21,692,730 shares at December 31, 2004	22	22
Additional paid in capital	199,941	197,097
Accumulated deficit	(132,851)	(118,218)
Accumulated other comprehensive loss	(138)	(100)

Total shareholders’ equity	66,974	78,801

Total liabilities and shareholders’ equity	$78,471	$87,522

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$1,296	$1,266
Product sales	—	—

Total revenues	1,296	1,266
Cost of revenues	14	29

Gross profit	1,282	1,237
Operating expenses:
Selling, general and administrative	2,472	2,528
Research and product development	4,965	6,422

Total operating expenses	7,437	8,950

Loss from operations	(6,155)	(7,713)
Investment income	469	204

Loss before income tax expense	(5,686)	(7,509)
Income tax expense	—	—

Net loss	$(5,686)	$(7,509)

Net loss per common share	$(0.26)	$(0.41)

Weighted average shares of common stock outstanding	21,676	18,484

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$2,278	$2,527
Product sales	—	222

Total revenues	2,278	2,749
Cost of revenues	22	78

Gross profit	2,256	2,671
Operating expenses:
Selling, general and administrative	7,764	4,864
Research and product development	10,030	10,511

Total operating expenses	17,794	15,375

Loss from operations	(15,538)	(12,704)
Investment income	905	417

Loss before income tax expense	(14,633)	(12,287)
Income tax expense	—	—

Net loss	$(14,633)	$(12,287)

Net loss per common share	$(0.68)	$(0.67)

Weighted average shares of common stock outstanding	21,666	18,447

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(14,633)	$(12,287)
Adjustments to reconcile net loss to net cash used in operating activities	6,994	344

Net cash used in operating activities	(7,639)	(11,943)

Investing activities:
Proceeds from sale of discontinued operations	—	1,250
Acquisitions of fixed assets, net	(111)	(908)
Patent costs	(182)	(280)
Proceeds from maturities of marketable securities	20,760	13,682
Proceeds from sales of marketable securities	23,850	8,550
Purchases of marketable securities	(29,064)	(16,805)

Net cash provided by investing activities	15,253	5,489

Financing activities:
Issuance of common stock, net	185	1,273

Net cash provided by financing activities	185	1,273

Net increase (decrease) in cash and cash equivalents	7,799	(5,181)
Cash and cash equivalents at beginning of period	14,249	8,241

Cash and cash equivalents at end of period	$22,048	$3,060

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary oral drug delivery technologies. The Company is focusing its development efforts principally on products that address diseases of the central nervous system. The most advanced product in the Company’s drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous around-the-clock opioid therapy for an extended period of time. The Company is also developing additional product candidates in areas such as epilepsy, schizophrenia, depression, pain and edema.
     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of products based on the Company’s proprietary TIMERx controlled release technology, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for a $3.0 million compensation charge recorded in the three months ended March 31, 2005 (see Note 5), a write-off of inventory in the three months ended June 30, 2005 of approximately $395,000 relating primarily to a change in specifications for TIMERx and impairment losses related to patent costs which were recorded as discussed below. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     During the second quarter of 2005, the Company recorded impairment losses of $118,000, net of accumulated amortization, related to patent costs covering PW2101 which the Company determined to no longer have value. In addition, during the second quarter of 2004, the Company recorded impairment losses of $410,000, net of accumulated amortization, related to patent costs covering its inhalation technology which the Company determined to no longer have value. Such write-downs are reflected in research and product development expenses in the statements of operations.
     The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities at June 30, 2004 as marketable securities, rather than cash equivalents as previously reported. These reclassifications had no impact on the Company’s financial position or results of operations.
3. Summary of Significant Accounting Policies
Revenue Recognition
     Royalties and licensing fees — The Company recognizes revenues from non-refundable up-front licensing fees received under collaboration agreements ratably over the development period of the related collaboration agreement

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
when this period involves development risk associated with the incomplete stage of a product’s development, or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Product royalty fees are recognized when earned, as reported by the Company’s collaborators, and are generally subject to review or audit by the Company.
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
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three and six month periods ended June 30, 2005 and 2004, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net loss — as reported	$(5,686)	$(7,509)	$(14,633)	$(12,287)
Stock-based compensation expense included in reported net loss	123	78	2,648	136
Stock-based compensation under fair value method	(905)	(925)	(2,498)	(1,756)

Net loss — pro forma after stock–based compensation under fair value method	$(6,468)	$(8,356)	$(14,483)	$(13,907)

Net loss per share, basic and diluted — as reported	$(0.26)	$(0.41)	$(0.68)	$(0.67)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.30)	$(0.45)	$(0.67)	$(0.75)
     In April 2005, the Securities and Exchange Commission deferred the required implementation date of SFAS 123R, “Share-Based Payment (Revised 2004)”. As a result, the Company expects to adopt SFAS 123R effective January 1, 2006, rather than on the initial implementation date of July 1, 2005. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expects the adoption to have a significant impact on the Company’s statements of operations and net loss per share.
4. Income Taxes
     The Company’s effective tax rates for the three and six month periods ended June 30, 2005 and 2004 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
5. Compensation Charge
     On February 14, 2005, Tod R. Hamachek resigned from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors and as a member of the Board, and entered into a Severance and Settlement Agreement and Release with the Company (the “Agreement”). Under the Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000) as severance pay, pay all premium costs relating to medical insurance continuation coverage and provide certain other benefits. The Company also agreed to accelerate in full the vesting of all unvested stock options (146,000 shares) held by Mr. Hamachek and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. In connection with the Agreement, the Company recorded a charge to its statement of operations totaling approximately $3.0 million in the three months ended March 31, 2005. This charge, included in selling, general and administrative expense, includes a non-cash charge of approximately $2.4 million relating to the stock options noted above.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the Company’s former Chairman and Chief Executive Officer, Mr. Hamachek. On February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 5). As a result, under the terms of the SERP, commencing in May 2005, the Company began paying Mr. Hamachek approximately $12,600 per month, payable over the lives of Mr. Hamachek and his spouse, in accordance with Mr. Hamachek’s elections. The actuarially determined liability for the SERP was approximately $2,331,000 and $2,303,000 as of June 30, 2005 and December 31, 2004, respectively, including the current portion of approximately $151,000 at June 30, 2005, and is included in deferred compensation in the Company’s condensed balance sheet. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Service cost	$—	$(8)	$—	$(16)
Interest cost	31	31	61	63
Amortization of net obligation at transition	—	10	1	20
Amortization of prior service cost	—	1	—	1

Net periodic benefit cost	$31	$34	$62	$68

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan, which covers Mr. Hamachek. Under the DCP, the Company recorded interest expense of $17,000 and $19,000 for the three month periods ended June 30, 2005 and 2004, respectively, and $36,000 and $37,000 for the six month periods ended June 30, 2005 and 2004, respectively. The liability for the DCP was approximately $908,000 and $1,011,000 as of June 30, 2005 and December 31, 2004, respectively, including the current portion of approximately $140,000 at June 30, 2005, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation of Mr. Hamachek in February 2005 (see Note 5), commencing in May 2005, the Company is paying Mr. Hamachek approximately $140,000 per year including interest under the DCP in ten annual installments.
     The Company has two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3,140,000 as of June 30, 2005 and $3,062,000 as of December 31, 2004.
7. Comprehensive Loss
     The components of comprehensive loss for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unauditied)		(unauditied)
	(in thousands)		(in thousands)
Net loss	$(5,686)	$(7,509)	$(14,633)	$(12,287)
Change in unrealized net gains and losses on marketable securities	41	(178)	(38)	(145)

Comprehensive loss	$(5,645)	$(7,687)	$(14,671)	$(12,432)

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Accumulated other comprehensive loss equals the cumulative unrealized net gains and losses on marketable securities, which are the only components of other comprehensive loss included in the Company’s condensed financial statements.
8. Licensing Agreements
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
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and pre-marketing of oxymorphone ER. The Company took this action because the Company believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development and pre-marketing costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow Penwest to reimburse them directly for the unfunded amounts. The Company estimates that through May 31, 2005, these unfunded costs approximated $17.8 million. The Company expects these costs to increase as Endo completes the ongoing pivotal trial as well as other studies and incurs pre-launch marketing costs. The Company has agreed with Endo that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization as defined in the agreement between Endo and Penwest, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.
Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan Pharmaceuticals Inc. announced that it had signed a supply and distribution agreement with Pfizer, Inc. (“Pfizer”) to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a product the Company had developed in collaboration with Mylan, and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage was comparable to the percentage

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2004 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $40.2 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL.
Prism Pharmaceuticals, Inc.
     On April 26, 2005, the Company entered into a license agreement (the “License Agreement”) with Prism Pharmaceuticals, Inc. (“Prism”) granting Prism exclusive rights to market Penwest’s PW2101 product in the United States and Canada. Under the terms of the License Agreement, Penwest had granted Prism an exclusive license under certain Penwest intellectual property to develop, make, use and commercialize PW2101 in the United States and Canada for all indications except the treatment and/or prophylaxis of migraine. Prism made a non-refundable $4.0 million payment to the Company upon signing the License Agreement and had agreed to pay Penwest milestone payments upon achievement of milestones related to United States Food and Drug Administration (the “FDA”) approval and launch of PW2101, and royalties on net sales. Upon receipt, the Company deferred the $4.0 million received from Prism and expected to recognize such amount over the term of the expected marketing period of the product.
     In June 2005, the FDA issued a non-approvable letter for the Company’s New Drug Application (“NDA”) for PW2101. Given the FDA’s concerns expressed in the non-approvable letter, the time and resources the Company expected it would take to address them, and the commercial window for this product opportunity, Penwest decided not to undertake the additional activities on PW2101 that it believed would be required to address the FDA’s concerns.
     On July 7, 2005, the Company was notified by Prism that Prism also did not intend to proceed with development activities on PW2101 under the License Agreement. As a result, the License Agreement terminated effective July 20, 2005. In connection with this termination, the Company has agreed, in principle, to repay Prism $1.75 million of the $4.0 million payment Penwest received from Prism upon signing the License Agreement. Upon final settlement, the remaining $2.25 million is expected to be recorded as income.
9. Contingencies
     The Company is a party to certain claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
10. Subsequent Event
On July 27, 2005, the Company filed a registration statement on Form S-3 with the SEC. The registration statement is not yet effective. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million.

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
Overview
     We develop pharmaceutical products based on innovative proprietary oral drug delivery technologies. We are focusing our development efforts principally on products that address diseases of the central nervous system. The most advanced product in our drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone, that we are developing with Endo Pharmaceuticals, Inc. We are also developing several additional product candidates in areas such as epilepsy, schizophrenia, depression, pain and edema, including PW2132, a product candidate intended for the treatment of edema related to congestive heart failure.
•	Oxymorphone ER. Oxymorphone ER is an extended release formulation of oxymorphone incorporating TIMERx technology that we are developing with Endo. Oxymorphone ER, a narcotic analgesic, is being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time.

Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted a New Drug Application, or NDA, for oxymorphone ER to the United States Food and Drug Administration, or FDA, in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. In November 2004, Endo announced that the FDA had granted under the FDA’s Special Protocol Assessment, or SPA, process, final approval of a protocol for a 12-week, multicenter double-blinded, placebo-controlled Phase III trial of oxymorphone ER in patients with chronic low back pain and without recent treatment with opioid analgesics, designed to provide the additional safety and efficacy data for oxymorphone ER requested by the FDA. The clinical trial is also intended to address the FDA’s concern regarding data from patients who do not complete the trial.

Endo expects to recruit approximately 250 patients for this trial. Endo commenced patient enrollment for the trial in November 2004 and has stated that it expects to announce the results of the trial in the fourth quarter of 2005. Endo has also reported that, based on the expected duration of the trial and the number of patients to be enrolled, and assuming the data is favorable, Endo expects to submit a complete response letter to the FDA in early 2006. We expect that Endo will receive a further action letter from the FDA within six months of the submission of the complete response letter.

•	PW2132. PW2132 is a drug candidate intended for the treatment of edema related to congestive heart failure, which we formulated using our Geminex technology. Geminex is a dual drug delivery system that is designed to provide independent release of different active ingredients contained in a drug. We conducted a pilot scale biostudy of PW2132 in approximately 20 healthy volunteers in the fourth quarter of 2004. In the study, PW2132 achieved the blood level curves we had targeted as endpoints of the study and that we believe may improve the efficacy of the drug. Based on the results of the pilot biostudy, in April 2005, we held a pre-IND meeting with the FDA and filed an Investigational New Drug Application, or IND, for PW2132. During the second quarter of 2005, we commenced a Phase IIa trial on this compound. The trial is a single-dose efficacy study conducted in approximately 50 patients. The trial is intended as a proof-of-concept of the product. We completed dosing of the trial in July 2005, and we expect to announce results from this trial in the fourth quarter of 2005. We currently intend to outlicense this compound for development and marketing if the data is positive.

•	In addition, we are currently conducting pilot scale Phase I biostudies of several product candidates primarily for drugs to treat diseases of the central nervous system. In these studies, we are seeking to obtain proof of principle data in humans. If the pilot scale biostudies of any of these product candidates meet the anticipated product profile and the commercial returns appear attractive, we will most likely seek to advance the product candidate into further clinical trials on our own. The decision to develop the product candidate on our own will be based on our available resources after consideration of a number of factors, including the size of the potential market, competitors in the potential market, the availability of intellectual property protection, the regulatory pathway, the expected timing and cost of the development program, and the development status of our other product candidates.
          On April 26, 2005, we entered into a license agreement with Prism Pharmaceuticals, Inc., or Prism, granting Prism exclusive rights to market Penwest’s PW2101 in the United States and Canada. Under the terms of the license agreement, we had granted Prism an exclusive license under certain of our intellectual property, to develop, make, use and commercialize PW2101 in the United States and Canada for all indications except the treatment and/or prophylaxis of migraine. Prism made a non-refundable $4.0 million payment to us upon signing the license agreement and agreed to pay us milestone payments upon achievement of milestones related to FDA approval and launch of PW2101, and royalties on net sales. Upon receipt, we deferred the $4.0 million received from Prism and expected to recognize this amount over the expected marketing period of the product. In June 2005, the FDA issued a non-approvable letter for our NDA for PW2101. Given the FDA’s concerns expressed in the non-approvable letter, the time and resources we expected it would take to address them, and the commercial window for this product opportunity, we decided not to undertake the additional activities on PW2101 that we believed would be required to address the FDA’s concerns. On July 7, 2005, we were notified by Prism that Prism also did not intend to proceed with development activities on PW2101 under the license agreement. As a result, the license agreement terminated effective July 20, 2005. In connection with this termination, we have agreed, in principle, to repay Prism $1.75 million of the $4.0 million payment we received from Prism upon signing the license agreement. Upon final settlement, the remaining $2.25 million is expected to be recorded as income.
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
     We have incurred net losses since 1994. As of June 30, 2005, our accumulated deficit was approximately $132.9 million. We expect operating losses and negative cash flows to continue until substantial sales of products occur. We generate revenues primarily from royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL and shipments of bulk TIMERx to our collaborators. Our future profitability will depend on several factors, including:
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
Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

	Three months		Three months	Six months		Six months
	ended		ended	ended		ended
	June 30,	Percentage	June 30,	June 30,	Percentage	June 30,
	2005	Increase	2004	2005	(Decrease)	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$1,296	2%	$1,266	$2,278	(10)%	$2,527
Product Sales	—	—	—	—	(100)%	222

Total Revenues	$1,296	2%	$1,266	$2,278	(17)%	$2,749

Revenues
     Our royalties and licensing fees primarily consist of royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. These royalties decreased in the six months ended June 30, 2005 compared to the comparable period for 2004 due to a decrease in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL.
     Our product sales consist of sales of formulated bulk TIMERx to our collaborators. We had no sales of formulated bulk TIMERx in the first half of 2005.
     TIMERx sold in 2004 was primarily for inclusion in Slofedipine XL, a drug marketed in the U.K. and Italy by Sanofi-Synthelabo S.A., or Sanofi. Although we believe Sanofi is continuing to market Slofedipine XL, it is unclear if and when they will resume ordering bulk TIMERx.
Selling, General and Administrative Expense
     Selling, general and administrative, or SG&A, expenses for the three and six month periods ended June 30, 2005 were $2.5 million and $7.8 million, respectively, as compared to $2.5 million and $4.9 million, respectively, for the comparable periods in 2004. The increase of $2.9 million in SG&A expenses for the six months ended June 30, 2005 compared to the comparable period in 2004 primarily reflects a one-time charge of $3.0 million that arose in connection with the agreement we entered into with Mr. Hamachek, our former Chairman of the Board of Directors and Chief Executive Officer, upon his resignation in February 2005. This one-time charge included a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek.
Research and Product Development Expense
     Total research and product development expense decreased in the three and six month periods ended June 30, 2005 as compared to the comparable periods in 2004, as we transitioned our research and development efforts from late stage products to earlier stage products.

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2005	(Decrease)	2004	2005	(Decrease)	2004
	(in thousands, except percentages)			(in thousands, except percentages)
PW2101	$516	(83)%	$3,068	$1,842	(62)%	$4,811
PW2132	1,055	2053%	49	1,099	1149%	88
Phase I Products and Internal Costs	3,058	37%	2,235	6,301	57%	4,018
Research and New Technology Development	336	(69)%	1,070	788	(51)%	1,594

Total Research and Product Development Expense	$4,965	(23)%	$6,422	$10,030	(5)%	$10,511

In the preceding table, research and development expenses are set forth in the following four categories:
•	PW2101 — These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101 prior to regulatory approval for clinical use and potential commercial use, and our development work related to the qualification of an alternative manufacturing site for PW2101.

•	PW2132 — These expenses reflect our direct external expenses relating to the development of PW2132. These expenses consists primarily of payments to third parties in connection with clinical trials of PW2132.

•	Phase I Products and Internal Costs — These expenses reflect both our direct external expenses and our internal expenses relating to the development of Phase I product candidates, and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted for our Phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.

•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs other than product patent write-offs charged directly to a product development project.
     PW2101. Approximately 10% and 18% of our research and development expenses for the three and six month periods ended June 30, 2005, respectively, related to direct costs primarily associated with clinical development, manufacturing scale-up and preparation of the NDA for PW2101. Our PW2101 expenses were lower than the comparable period in 2004 primarily because our research and development expense in the first six months of 2004 included costs associated with the pivotal clinical trials of PW2101. Expenses for the three and six month periods ended June 30, 2005 included a write-down of $118,000 relating to the impairment of patent costs covering PW2101 that we determined no longer had value. In the second quarter of 2005, we stopped development work on PW2101.
     PW2132. Approximately 21% and 11% of our research and development expenses for the three and six months ended June 30, 2005, respectively, related to direct costs primarily associated with the clinical development of PW2132. The expenses have increased on this compound as the drug has advanced from Phase I into Phase IIa clinical trials. We do not plan to incur significant expense on PW2132 after the Phase IIa trial is completed in the fourth quarter of 2005 as we intend to seek a development partner for this compound once we have Phase IIa trial results.
     Phase I Products and Internal Costs. These costs increased in the three and six month periods ended June 30, 2005 compared to the comparable periods in 2004 primarily as a result of an increase in the number of Phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies of these Phase I product candidates, increased costs associated with an increase in the number of employees engaged in our product development efforts and a write-off of TIMERx inventory primarily related to a change in specifications for TIMERx.
     Research and New Technology Development Expenses. These expenses decreased for the three and six months ended June 30, 2005 compared to the comparable periods in 2004 primarily due to lower personnel costs associated with redirecting personnel that were previously performing research and new technology development activities to developing Phase I candidates, as well as a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology we determined to no longer have value.
     There can be no assurance that PW2132, or any of our other products will be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development projects and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.
Tax Rates
     The effective tax rates for the three and six month periods ended June 30, 2005 and 2004 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of June 30, 2005, we had cash, cash equivalents and short-term investments of $66.7 million. We have no committed sources of capital.
     We are a party to an agreement with Endo with respect to the development and commercialization of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-launch marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in the three and six month periods ended June 30, 2005, and we do not expect to incur any significant expenses relating to oxymorphone ER in 2005, unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development and pre-launch marketing costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through May 31, 2005, these unfunded costs approximated $17.8 million. We expect this unfunded amount to increase as Endo completes the required pivotal study and incurs pre-launch marketing costs.
     On April 26, 2005, we entered into a license agreement with Prism pursuant to which we granted Prism exclusive rights to market PW2101 in the United States and Canada. Under the terms of the agreement, we agreed to continue to be responsible for expenses related to specific pre-launch development activities relating to PW2101, including those activities related to the FDA application and review, and Prism agreed to be responsible for expenses related to the commercialization and marketing of PW2101 in the United States and Canada. Prism made a non-refundable $4.0 million payment to us upon signing the license agreement.
     In June 2005, the FDA issued a non-approvable letter for our NDA for PW2101. Given the FDA’s concerns expressed in the non-approvable letter, the time and resources we expected that it would take to address them, and the commercial window for this product opportunity, we decided not to undertake the additional activities on PW2101 that we believed would be required to address the FDA’s concerns.
     On July 7, 2005, Prism notified us that Prism also did not intend to proceed with development activities on PW2101 under the license agreement. As a result, the license agreement terminated effective July 20, 2005. In connection with this termination, we have agreed, in principle, to repay Prism $1.75 million of the $4.0 million payment we received from Prism upon signing the license agreement.
Cash Flows
     We had negative cash flow from operations for the six months ended June 30, 2005 of $7.6 million, primarily due to a net loss of $14.6 million in the period, partially offset by the $4.0 million up-front payment we received from Prism in April 2005 for the licensing of PW2101. Also, the net loss for the six months ended June 30, 2005 includes a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek in connection with his resignation in February 2005. In addition, we expended approximately $1.1 million in the net reduction of accounts payable and accrued expenses during the first half of 2005. Investing activities provided $15.3 million in cash for the six months ended June 30, 2005, primarily reflecting sales and maturities of marketable securities, net of purchases, of $15.5 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities, and funds expended to secure patents on technology developed by us.
Funding Requirements
     We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through 2007. We expect to continue to invest in capital expenditures in 2005 at levels similar to 2004 capital spending, primarily for laboratory equipment for our drug development activities and for patents on technology and products developed by us.
     Our requirements for capital in our business are substantial and will depend on many factors, including:
•	whether oxymorphone ER is approved on a timely basis, or at all;

•	the costs and timing of adding product candidates or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.
     If we determine to resume our participation in the funding of oxymorphone ER, or to acquire additional product candidates or technologies, we may need to seek additional funding through collaborative agreements or research and development arrangements, or through public or private financings of equity or debt securities.

     We plan to meet our long-term cash requirements through our existing cash balance, revenues from collaborative agreements, as well as financings. In July 2005, we filed a shelf registration statement on Form S-3 with the SEC. The registration statement is not yet effective. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to of $75,000,000.
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
Contractual Obligations
     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations relating to clinical development and capital expenditures. Below is a table summarizing our contractual cash obligations under our operating leases having initial lease terms of more than one year and our purchase obligations, as of June 30, 2005 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$863	$622	$241	$—	$—
Purchase Obligations	1,798	1,773	25	—	—

Total	$2,661	$2,395	$266	$—	$—

     We are also subject to the commitments described below that are not included in the table above.
     We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.
     We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005 we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments.
     We expect the following benefit payments, including interest for the DCP, to be made under the SERP and DCP over the next ten years, as of June 30, 2005 (in thousands):

	SERP	DCP	Total
Year 1	$151	$140	$291
Year 2	151	140	291
Year 3	151	140	291
Year 4	151	140	291
Year 5	151	140	291
Years 6-10	756	560	1,316
     We do not fund these liabilities and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. We are entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled approximately $3.1 million as of June 30, 2005 and December 31, 2004.

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
Risk Factors
     Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
     We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $23.8 million, $15.9 million and $17.1 million during 2004, 2003 and 2002, respectively. For the six months ended June 30, 2005, we incurred a net loss of $14.6 million. We had a loss from continuing operations of $23.8 million, $26.0 million and $19.0 million in 2004, 2003 and 2002, respectively. As of June 30, 2005, our accumulated deficit was approximately $132.9 million.
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
     We may require additional funding, which may be difficult to obtain
     As of June 30, 2005, we had cash, cash equivalents, and short-term investments of $66.7 million. We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources, and anticipated internally generated funds from the sale of formulated bulk TIMERx, royalties from Mylan and other payments from collaborators will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through 2007.
Our requirements for additional capital are substantial and will depend on many factors, including:
•	whether oxymorphone ER is approved on a timely basis, or at all;

•	the costs and timing of adding additional products or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan; and

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.
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
     Some of the TIMERx products we are developing are branded controlled release products, which are proprietary products that are based on active chemical ingredients that are not subject to patents. These branded controlled release products will compete against other products developed using the same or a similar active chemical ingredient, including branded immediate release and branded controlled released products, as well as any generic versions of these products, based primarily on price. In addition, our branded controlled released products will compete against other competitive products in the therapeutic class.
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
     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, in response to the NDA for oxymorphone ER, the FDA is requiring Endo to conduct an additional clinical trial of oxymorphone ER. In addition, in order to address the concerns expressed in the non-approvable letter that we received from the FDA in June 2005, we believe we would have been required to conduct additional trials if we had chosen to continue the development of PW2101. Alternatively, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.
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
     Certain products containing our TIMERx controlled release technology require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA approved immediate release drugs and branded controlled release drugs, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505 (b)(2) of the FDCA when such data exists for an approved immediate release or controlled release version of the same active chemical ingredient. We can provide no assurance, however, that the FDA will accept a section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA’s policies on section 505(b)(2) NDA’s have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under section 505(b)(2) in a timely manner, or at all.
Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products
     We expect to file or have our collaborators file ANDAs or NDAs for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations
The market may not be receptive to products incorporating our drug delivery technologies
     The commercial success of products incorporating our extended release technology that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. No product based on our TIMERx or our other extended release technology is marketed in the United States, so there can be no assurance as to market acceptance.
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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with cGMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2006, and on other third party manufacturers for the products that are currently under development. The agreement with Draxis will be automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
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
     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places certain restrictions on maturities and concentration by issuer. At June 30, 2005, marketable securities consisted primarily of corporate debt, U.S. Government-agency backed discounted notes and municipal securities, and approximated $44.7 million. Marketable securities include auction rate securities totaling $4.3 million with contractual maturity dates of up to twenty-nine years. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) generally every one to three months at which time their interest rates, or dividend rates for preferred securities, are reset. All of our other marketable securities have maturity dates of up to eighteen months. Due to the relatively short-term maturities of these securities, or auction system liquidity in the case of the auction rate securities, management believes there is no significant market risk. At June 30, 2005, market values approximated carrying values. At June 30, 2005, we had approximately $66.7 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $667,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote on Security Holders
At our Annual Meeting of Shareholders held on June 1, 2005, the following proposals were adopted by the vote specified below:
a.	Election of Class II Directors for a term of three years:

	For	Withhold
Peter F. Drake	17,597,116	658,807
Anne M. VanLent	16,701,834	1,554,089
The following directors did not stand for reelection as their terms of office continued after the Annual Meeting: Paul E. Freiman, Rolf H. Henel, Robert J. Hennessey and Dr. John N. Staniforth.
b.	Approval of our 2005 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
12,234,296	1,954,673	74,223	none
c.	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the current year:

For	Against	Abstain	Broker Non-Votes
18,207,566	27,001	21,356	none
Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

Date: August 5, 2005	/s/ Jennifer L. Good

Jennifer L. Good
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1(1)+	2005 Stock Incentive Plan

10.2(1)+	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan.

10.3(1)+	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan.

10.4(1)+	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan.

10.5(1)+	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+	Management contract, or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits to Penwest’s Current Report on Form 8-K filed on June 7, 2005 (File No. 000-23467)