Form 10-Q
period 2005-09-30
PENWEST PHARMACEUTICALS CO
filed 2005-11-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes  ☑     No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2005.

Class	Outstanding

Common stock, par value $.001	21,855,075

PENWEST PHARMACEUTICALS CO.
     TIMERx® is a registered trademark of the Company. Geminex® and SyncroDose™ are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,209	$14,249
Marketable securities	36,062	60,121
Trade accounts receivable	739	1,126
Inventories:
Raw materials and other	127	134
Finished goods	78	509

Total inventories	205	643
Prepaid expenses and other current assets	1,329	1,143

Total current assets	63,544	77,282
Fixed assets, net	3,083	3,674
Patents, net	3,331	3,504
Cash surrender value of life insurance policies	3,121	3,062

Total assets	$73,079	$87,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$874	$2,396
Accrued expenses	2,059	1,966
Accrued development costs	1,747	974
Deferred compensation — current portion	291	—

Total current liabilities	4,971	5,336
Deferred revenue	60	71
Deferred compensation	2,958	3,314

Total liabilities	7,989	8,721
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 21,839,802 shares at September 30, 2005 and 21,692,730 shares at December 31, 2004	22	22
Additional paid in capital	201,061	197,097
Accumulated deficit	(135,836)	(118,218)
Accumulated other comprehensive loss	(157)	(100)

Total shareholders’ equity	65,090	78,801

Total liabilities and shareholders’ equity	$73,079	$87,522

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$3,004	$1,206
Product sales	—	4

Total revenues	3,004	1,210
Cost of revenues	8	15

Gross profit	2,996	1,195
Operating expenses:
Selling, general and administrative	2,554	2,323
Research and product development	3,950	4,103

Total operating expenses	6,504	6,426

Loss from operations	(3,508)	(5,231)
Investment income	522	228

Loss before income tax expense	(2,986)	(5,003)
Income tax expense	—	5

Net loss	$(2,986)	$(5,008)

Net loss per common share	$(0.14)	$(0.27)

Weighted average shares of common stock outstanding	21,714	18,496

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$5,282	$3,733
Product sales	—	226

Total revenues	5,282	3,959
Cost of revenues	30	93

Gross profit	5,252	3,866
Operating expenses:
Selling, general and administrative	10,318	7,187
Research and product development	13,980	14,614

Total operating expenses	24,298	21,801

Loss from operations	(19,046)	(17,935)
Investment income	1,427	645

Loss before income tax expense	(17,619)	(17,290)
Income tax expense	—	5

Net loss	$(17,619)	$(17,295)

Net loss per common share	$(0.81)	$(0.94)

Weighted average shares of common stock outstanding	21,683	18,464

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(17,619)	$(17,295)
Adjustments to reconcile net loss to net cash used in operating activities	3,578	(2,436)

Net cash used in operating activities	(14,041)	(19,731)

Investing activities:
Proceeds from sale of discontinued operations	—	1,250
Acquisitions of fixed assets, net	(164)	(1,052)
Patent costs	(303)	(390)
Proceeds from maturities of marketable securities	38,883	15,261
Proceeds from sales of marketable securities	25,450	28,000
Purchases of marketable securities	(39,943)	(29,049)

Net cash provided by investing activities	23,923	14,020

Financing activities:
Issuance of common stock, net	1,078	1,273

Net cash provided by financing activities	1,078	1,273

Net increase (decrease) in cash and cash equivalents	10,960	(4,438)
Cash and cash equivalents at beginning of period	14,249	8,241

Cash and cash equivalents at end of period	$25,209	$3,803

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary drug delivery technologies. The Company is focusing its development efforts principally on products that address diseases of the central nervous system. The most advanced product in the Company’s drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone, a narcotic analgesic being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous around-the-clock opioid therapy for an extended period of time. The Company is also developing additional product candidates in areas such as epilepsy, schizophrenia, depression, pain and edema.
     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of products based on the Company’s proprietary TIMERx controlled release technology and other technologies, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. The following non-recurring items are included in the interim periods presented: $2.25 million of licensing revenue recognized in the third quarter of 2005 (see Note 10); a $3.0 million compensation charge recognized in the first quarter of 2005 (see Note 7); a write-off of inventory in the second quarter of 2005 of approximately $395,000 relating primarily to a change in specifications for TIMERx; and impairment losses related to patent costs which were recorded as discussed below. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     During the second quarter of 2005, the Company recognized impairment losses of $118,000, net of accumulated amortization, related to patents covering PW2101, a beta blocker intended for the treatment of hypertension and angina, which the Company determined to no longer have value. In addition, during the second quarter of 2004, the Company recognized impairment losses of $410,000, net of accumulated amortization, related to patents covering its inhalation technology, which the Company determined to no longer have value. Such write-downs are reflected in research and product development expenses in the statements of operations.
     The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities at September 30, 2004 as marketable securities, rather than cash equivalents as previously reported. These reclassifications had no impact on the Company’s financial position or results of operations.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Summary of Significant Accounting Policies
Revenue Recognition
     Royalties and licensing fees - The Company recognizes revenues from non-refundable up-front licensing fees received under collaboration agreements ratably over the development period of the related collaboration agreement when this period involves development risk associated with the incomplete stage of a product’s development, or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Other contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees received by the Company, which had been deferred, are generally recognized in full. Product royalty fees are recognized when earned, as reported by the Company’s collaborators, and are generally subject to review or audit by the Company.
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
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recognized no income tax benefits relating to the net operating losses generated during the three and nine month periods ended September 30, 2005 and 2004, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
Impairment of Long-Lived Assets
     The Company reviews the recoverability of its long-lived assets, including definite-lived intangible assets whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     The following table reflects pro forma net loss and loss per share had the Company elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(in thousands, except		(in thousands, except
	per share data)		per share data)
Net loss reported	$(2,986)	$(5,008)	$(17,619)	$(17,295)
Stock-based compensation expense included in reported net loss	144	78	2,804	211
Stock-based compensation under fair value method	(894)	(946)	(3,403)	(2,709)

Net loss — pro forma after stock - based compensation under fair value method	$(3,736)	$(5,876)	$(18,218)	$(19,793)

Net loss per share, basic and diluted — as reported	$(0.14)	$(0.27)	$(0.81)	$(0.94)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.17)	$(0.32)	$(0.84)	$(1.07)
4. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company’s practice under SFAS 123, (see Stock-Based Compensation above) will not be permitted after 2005, since SFAS 123R must be adopted no later than the first annual period beginning after June 15, 2005. As a result, the Company will adopt SFAS 123R effective January 1, 2006.
     As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123R will also depend on levels of share-based compensation granted in the future and the fair values assigned thereto. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expects the adoption to have a significant impact on the Company’s statements of operations and net loss per share.
          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard replaces APB Opinion No. 20, “Accounting Changes", and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. Such a change would require a Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on the Company’s results of operations and financial position.
5. Registration of Securities
     On July 27, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million.
6. Income Taxes
     The Company’s effective tax rates for the three and nine month periods ended September 30, 2005 were zero, and for the three and nine month periods ended September 30 2004 were less than 1%. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
7. Compensation Charge
     On February 14, 2005, Tod R. Hamachek resigned from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors and as a member of the Board, and entered into a Severance and Settlement Agreement and Release with the Company (the “Agreement”). Under the Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000) as severance pay, pay all premium costs relating to medical insurance continuation coverage and provide certain other benefits. The Company also agreed to accelerate in full the vesting of all unvested stock options (146,000 shares) held by Mr. Hamachek, and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. In connection with the Agreement, the Company recorded a charge to its statement of operations totaling approximately $3.0 million in the three months ended March 31, 2005. This charge, included in selling, general and administrative expense, includes a non-cash charge of approximately $2.4 million relating to the stock options noted above.
8. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the Company’s former Chairman and Chief Executive Officer, Mr. Hamachek. On February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 7). As a result, under the terms of the SERP, commencing in May 2005, the Company began paying Mr. Hamachek approximately $12,600 per month, payable over the lives of Mr. Hamachek and his spouse, in accordance with Mr. Hamachek’s elections. The

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
actuarially determined liability for the SERP was approximately $2,324,000 and $2,303,000 as of September 30, 2005 and December 31, 2004, respectively, including the current portion of approximately $151,000 at September 30, 2005, and is included in deferred compensation in the Company’s condensed balance sheet. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Service cost	$—	$(8)	$—	$(24)
Interest cost	31	32	92	94
Amortization of net obligation at transition	—	10	—	30
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$31	$34	$93	$101

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan, which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $16,000 and $19,000 for the three month periods ended September 30, 2005 and 2004, respectively, and $53,000 and $57,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The liability for the DCP was approximately $924,000 and $1,011,000 as of September 30, 2005 and December 31, 2004, respectively, including the current portion of approximately $140,000 at September 30, 2005, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation of Mr. Hamachek in February 2005 (see Note 7), commencing in May 2005, the Company is paying Mr. Hamachek approximately $140,000 per year including interest under the DCP in ten annual installments.
     The Company has two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3,121,000 as of September 30, 2005 and $3,062,000 as of December 31, 2004.
     9. Comprehensive Loss
     The components of comprehensive loss for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net loss	$(2,986)	$(5,008)	$(17,619)	$(17,295)
Change in unrealized net gains and losses on marketable securities	(19)	43	(57)	(102)

Comprehensive loss	$(3,005)	$(4,965)	$(17,676)	$(17,397)

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and pre-marketing of oxymorphone ER. The Company took this action because the Company believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development and pre-marketing costs incurred by Endo that otherwise would have been funded by Penwest. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow Penwest to reimburse them directly for the unfunded amounts. The Company estimates that through August 31, 2005, these unfunded costs approximated $19.7 million. The Company expects these costs to increase for the additional costs of the pivotal trials which Endo completed in October 2005, and as Endo prepares its complete response to the United States Food and Drug Administration’s (“FDA”) New Drug Application (“NDA”) approvable letter and incurs pre-launch marketing costs. The Company has agreed with Endo that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization as defined in the agreement between Endo and Penwest, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Prism Pharmaceuticals, Inc.
     On April 26, 2005, the Company entered into a licensing agreement (the “License Agreement”) with Prism Pharmaceuticals, Inc. (“Prism”) granting Prism exclusive rights to market Penwest’s PW2101 product in the United States and Canada. Under the terms of the License Agreement, Penwest granted Prism an exclusive license under certain Penwest intellectual property to develop, make, use and commercialize PW2101 in the United States and Canada for all indications except the treatment and/or prophylaxis of migraine. Prism made a non-refundable $4.0 million payment to the Company upon signing the License Agreement and had agreed to pay Penwest milestone payments upon achievement of milestones related to FDA approval and launch of PW2101, and royalties on net sales. Upon receipt, the Company deferred the $4.0 million received from Prism.
     In June 2005, the FDA issued a non approvable letter for the Company’s NDA for PW2101. Given the FDA’s concerns expressed in the non approvable letter, the time and resources the Company expected it would take to address them, and the commercial window for this product opportunity, Penwest decided not to undertake the additional activities on PW2101 that it believed would be required to address the FDA’s concerns. On July 7, 2005, the Company was notified by Prism that Prism also did not intend to proceed with development activities on PW2101 under the License Agreement. As a result, the License Agreement terminated effective July 20, 2005. In connection with the termination, Penwest and Prism signed a settlement agreement in September 2005, and Penwest repaid Prism $1.75 million of the $4.0 million payment Penwest received from Prism, and recognized the remaining $2.25 million as licensing fee revenue in the third quarter of 2005.
11. Contingencies
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
Overview
     We develop pharmaceutical products based on innovative proprietary drug delivery technologies. We are focusing our development efforts principally on products that address diseases of the central nervous system. The most advanced product in our drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone, that we are developing with Endo Pharmaceuticals, Inc. We are also developing several additional product candidates in areas such as epilepsy, schizophrenia, depression, pain and edema, including PW2132, a product candidate intended for the treatment of edema related to congestive heart failure.
•	Oxymorphone ER. Oxymorphone ER is an extended release formulation of oxymorphone incorporating TIMERx technology that we are developing with Endo. Oxymorphone ER, a Schedule II narcotic analgesic, is being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time.

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

In August 2005, Endo reported that the results of this study demonstrated statistically significant (p<0.0001) difference in pain scores between oxymorphone ER and placebo during a 12-week treatment period, during which the drug was administered twice daily. The primary endpoint was a change in average pain intensity as measured on the Visual Analog Scale (VAS), from baseline. In addition, in October 2005, Endo reported results of a separate Phase III trial with a protocol virtually identical to the study described above, except that the patient population consisted of opioid-experienced patients. Endo reported that the results of this study also demonstrated statistically significant (p<0.0001) difference in pain scores between oxymorphone ER and placebo during a 12-week treatment period, during which the drug was administered twice daily.

•	PW2132. PW2132 is a drug candidate intended for the treatment of edema resulting from congestive heart failure, which we formulated using our Geminex technology. Geminex is a dual drug delivery system that is designed to provide independent release of the same active ingredient or different active ingredients contained in a drug. The technology is based on a bi-layer tablet that utilizes TIMERx in the controlled release layer. We conducted a pilot scale biostudy of PW2132 in approximately 20 healthy volunteers in the fourth quarter of 2004. In the study, PW2132 achieved the plasma profiles we had targeted as endpoints of the study and that we believe may improve the efficacy of the drug. Based on the results of the pilot biostudy, in April 2005, we held a pre-IND meeting with the FDA and filed an Investigational New Drug Application, or IND, for PW2132. During the third quarter of 2005, we completed a Phase IIa study, as a single-dose efficacy study, in approximately 40 patients, designed to show proof of concept and are in the process of completing the analysis of the data. Early indications suggest that the results were positive, however, we will need to complete the full analysis of the data, which we expect to do in the fourth quarter of 2005, to confirm the results.

•	In addition, we are currently conducting pilot scale Phase I proof of principle biostudies of several product candidates primarily for drugs to treat diseases of the central nervous system. In these studies, we are seeking to obtain preliminary pharmacokinetic data in humans. If the pilot scale biostudies of any of these product candidates meet the anticipated product profile and the commercial returns appear attractive, we will most likely seek to advance the product candidate into further clinical trials. The decision to develop a product candidate on our own or consider the option to outlicense to a potential partner will be based on, and limited by, our available resources after consideration of a number of factors, including the size of the potential market, with respect to competitors in the potential market, the availability of intellectual property protection, the regulatory pathway, the expected timing and cost of the development program, and the development status of our other product candidates.
     On July 20, 2005, our licensing agreement with Prism Pharmaceuticals, Inc., or Prism, relating to PW2101 terminated. Under the terms of the license agreement, we granted Prism an exclusive license under certain of our intellectual property, to develop, make, use and commercialize PW2101 in the United States and Canada for all indications except the treatment and/or prophylaxis of migraine. Prism made a non-refundable $4.0 million payment to us upon signing the license agreement in April 2005, and agreed to pay us milestone payments upon achievement of milestones related to FDA approval and launch of PW2101, and royalties on net sales. Upon receipt, we deferred the $4.0 million received from Prism.
     In June 2005, the FDA issued a non approvable letter for our NDA for PW2101. Given the FDA’s concerns expressed in the non approvable letter, the time and resources we expected it would take to address them, and the commercial window for this product opportunity, we decided not to undertake the additional activities on PW2101 that we believed would be required to address the FDA’s concerns. On July 7, 2005, we were notified by Prism that Prism also did not intend to proceed with development activities on PW2101 under the License Agreement. As a result, the License Agreement terminated effective July 20, 2005. In connection with the termination, we signed a settlement agreement with Prism in September 2005, and we repaid Prism $1.75 million of the $4.0 million payment we received from Prism and recognized the remaining $2.25 million as licensing fee revenue in the third quarter of 2005.
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
     We have incurred net losses since 1994. As of September 30, 2005, our accumulated deficit was approximately $136 million. We expect operating losses and negative cash flows to continue until substantial sales of products occur. We generate revenues primarily from royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia. Our future profitability will depend on several factors, including:
•	the successful commercialization of TIMERx controlled release products, including in particular oxymorphone ER;
•	royalties from Mylan’s sales of Pfizer 30 mg generic version of Procardia XL; and
•	the level of our investment in research and development activities.
     Our results of operations may fluctuate from quarter to quarter depending on, if and when oxymorphone ER is approved, the amount and timing of royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, the volume and timing of shipments of formulated bulk TIMERx, if any, the variations in payments under our collaborative agreements, including payments upon the achievement of specified milestones, and on the amount and timing of our investment in research and development activities.

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
Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

	Three months		Three months	Nine months		Nine months
	ended		ended	ended		ended
	September 30,	Percentage	September 30,	September 30,	Percentage	September 30,
	2005	Increase	2004	2005	(Decrease)	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$3,004	149%	$1,206	$5,282	42%	$3,733
Product Sales	—	(100)%	4	—	(100)%	226

Total Revenues	$3,004	148%	$1,210	$5,282	33%	$3,959

Revenues
     Royalties and licensing fees for the three and nine month periods ended September 30, 2005 included $2.25 million in revenue recognized under our license agreement with Prism, which was terminated in the third quarter of 2005, as noted above, and $748,000 and $3.0 million, respectively, of royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. Substantially all of the royalties and licensing fees for the three and nine month periods ended September 30, 2004 were generated from royalties on sales by Mylan. These royalties from Mylan decreased in the three and nine month periods ended September 30, 2005 from the comparable periods for 2004 as a result of a decrease in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL, due primarily to a reduction in sales volume attributable to reduced purchases by a customer.
     Our product sales consist of sales of formulated bulk TIMERx to our collaborators. We had no sales of formulated bulk TIMERx in the nine months ended September 30, 2005. TIMERx sold in 2004 was primarily for inclusion in Slofedipine XL, a drug marketed in the U.K. and Italy by Sanofi-Synthelabo S.A., or Sanofi. Although we believe Sanofi is continuing to market Slofedipine XL, we have not sold bulk TIMERx to Sanofi since early 2004, and it is unclear if and when they will resume ordering bulk TIMERx.
Selling, General and Administrative Expense
     Selling, general and administrative, or SG&A, expenses for the three and nine month periods ended September 30, 2005 were $2.6 million and $10.3 million, respectively, as compared to $2.3 million and $7.2 million, respectively, for the comparable periods in 2004. SG&A expenses increased $231,000 in the three months ended September 30, 2005 over the comparable period in 2004, primarily due to increased directors’ and professional fees in the 2005 period. The increase of $3.1 million in SG&A expenses for the nine months ended September 30, 2005 compared to the comparable period in 2004 primarily reflects a one-time charge of $3.0 million that arose in connection with the agreement we entered into with Mr. Hamachek, our former Chairman of the Board of Directors and Chief Executive Officer, upon his resignation in February 2005. This one-time charge included a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by

Mr. Hamachek. SG&A also included increased directors’ fees of approximately $300,000 for the 2005 nine-month period compared with the 2004 nine-month period.
Research and Product Development Expense
     Total research and product development expense decreased in the three and nine month periods ended September 30, 2005 as compared to the comparable periods in 2004, as we continued to transition our research and development efforts from late stage products to earlier stage products.

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	Increase	September 30,	September 30,	Increase	September 30,
	2005	(Decrease)	2004	2005	(Decrease)	2004
	(in thousands, except percentages)			(in thousands, except percentages)
PW2101	$274	(79)%	$1,319	$2,116	(65)%	$6,130
PW2132	74	(61)%	189	1,173	325%	276
Phase I Products and Internal Costs	3,168	61%	1,967	9,472	58%	5,986
Research and New Technology Development	434	(31)%	628	1,219	(45)%	2,222

Total Research and Product Development Expense	$3,950	(4)%	$4,103	$13,980	(4)%	$14,614

In the preceding table, research and development expenses are set forth in the following four categories:
•	PW2101 — These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101, including our development work related to the qualification of an alternative manufacturing site, and the preparation of the NDA for PW2101.
•	PW2132 — These expenses reflect our direct external expenses relating to the development of PW2132. These expenses consists primarily of payments to third parties in connection with clinical trials of PW2132.
•	Phase I Products and Internal Costs — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates, and also include other unallocated research and development expenses. Our direct external expenses primarily reflect payments to third parties for the active drug and proof-of-principle biostudies conducted on our Phase I products. Our internal expenses include expenses such as salaries and benefits of our product development personnel including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities.
•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project.
     PW2101. Approximately 7% and 15% of our research and development expenses for the three and nine month periods ended September 30, 2005, respectively, related to direct costs primarily associated with clinical development, manufacturing scale-up and preparation of the NDA for PW2101. Our PW2101 expenses were lower than the comparable period in 2004 primarily because our research and development expense in the first nine months of 2004 included costs associated with the pivotal clinical trials of PW2101, and we discontinued development work on PW2101 in the second quarter of 2005. Expenses for the nine month period ended September 30, 2005 included a write-down of $118,000 relating to the impairment of patents covering PW2101 that we determined no longer had value. We do not expect to incur additional research and development expenses with respect to PW2101 in future periods.

     PW2132. Approximately 2% and 8% of our research and development expenses for the three and nine months ended September 30, 2005, respectively, related to direct costs primarily associated with the clinical development of PW2132. The expenses for this compound have increased for the nine months ended September 30, 2005 from the comparable period in 2004 as the drug has advanced from Phase I into Phase IIa clinical trials.
     Phase I Products and Internal Costs. These costs increased in the three and nine month periods ended September 30, 2005 from the comparable periods in 2004, primarily as a result of an increase in the number of Phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these Phase I product candidates primarily intended for the treatment of diseases of the central nervous system, increased costs associated with an increase in the number of employees engaged in our product development efforts and a write-off of TIMERx inventory in the second quarter of 2005, primarily related to a change in specifications for TIMERx. We continually evaluate the phase I product candidates we are developing and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.
     Research and New Technology Development Expenses. These expenses decreased for the three and nine months ended September 30, 2005 from the comparable periods in 2004, primarily due to lower personnel costs associated with redirecting personnel that were previously performing research and new technology development activities, to developing Phase I candidates, as well as a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology we determined to no longer have value.
     There can be no assurance that PW2132 or any of our other products will advance through the clinical development process and be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development process and the uncertainties involved in obtaining governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.
Tax Rates
     The effective tax rates for the three and nine month periods ended September 30, 2005 were zero, and for the three and nine month periods ended September 30 2004 were less than 1%. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company’s practice under SFAS 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first annual period beginning after June 15, 2005. As a result, the Company will adopt SFAS 123R effective January 1, 2006.
     As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company’s results of operations, although it will have no impact on overall financial position. The impact of the adoption of SFAS 123R will also depend on levels of share-based compensation granted in the future and the fair values assigned thereto. Although the Company has not determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 (see Note 3 to our Condensed Financial Statements included in this Quarterly Report), the Company is evaluating the requirements under SFAS 123R including the valuation methods and support for the assumptions that underlie the valuation of the awards, as well as the transition methods (modified prospective transition method or the modified retrospective transition method) and expects the adoption to have a significant impact on the Company’s statements of operations and net loss per share.
Liquidity and Capital Resources
Sources of Liquidity
     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, the sale of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of September 30, 2005, we had cash, cash equivalents and short-term investments of $61.3 million. We have no committed sources of capital.
     We are a party to an agreement with Endo with respect to the development and commercialization of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-launch marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in the three and nine month periods ended September 30, 2005, and we do not expect to incur any significant expenses relating to oxymorphone ER in 2005, unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development and pre-launch marketing costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through August 31, 2005, these unfunded costs approximated $19.7 million. We expect these costs to increase for the additional costs of the pivotal trials which Endo completed in October 2005, and as Endo prepares its complete response to the FDA’s NDA approvable letter and incurs pre-launch marketing costs.
Cash Flows
     We had negative cash flow from operations for the nine months ended September 30, 2005 of $14.0 million, primarily due to a net loss of $17.6 million in the period, which included depreciation and amortization of $1.1 million and a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek in connection with his resignation in February 2005. Investing activities provided $23.9 million in cash for the nine months ended September 30, 2005, primarily reflecting sales and maturities of marketable securities, net of purchases, of $24.4 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities, and funds expended to secure patents on technology developed by us.
Funding Requirements
     We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated internally generated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through 2007. We expect to continue to invest in capital expenditures during the remainder of 2005 at levels similar to capital spending for the nine months ended September 30, 2005, primarily for laboratory equipment for our drug development activities and for patents on technology and products developed by us.
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
     We plan to meet our long-term cash requirements through our existing cash balance, revenues from collaborative agreements, as well as financings. On July 27, 2005, we filed a registration statement on Form S-3 with the SEC, which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by us, of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million.
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
Contractual Obligations
     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, and purchase obligations relating to clinical development and capital expenditures. Below is a table summarizing our contractual cash obligations under our operating leases having initial lease terms of more than one year and our purchase obligations, as of September 30, 2005 (in thousands):

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$694	$573	$121	$—	$—
Purchase Obligations	2,444	2,419	25	—	—

Total	$3,138	$2,992	$146	$—	$—

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
     We expect the following benefit payments, including interest for the DCP, to be made under the SERP and DCP over the next ten years, as of September 30, 2005 (in thousands):

	SERP	DCP	Total
Year 1	$151	$140	$291
Year 2	151	140	291
Year 3	151	140	291
Year 4	151	140	291
Year 5	151	140	291
Years 6-10	756	560	1,316
     We do not fund these liabilities and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. We are entitled to borrow against these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled approximately $3.1 million as of September 30, 2005 and December 31, 2004.
Net Operating Loss Carryforwards
     We estimate that as of September 30, 2005, we had federal net operating loss, or NOL, carryforwards of approximately $111 million for income tax purposes, which expire beginning in 2018 through 2025. The use of the NOLs are limited to our future taxable earnings. Utilization of the operating losses is subject to limitation due to the ownership change provisions of the Internal Revenue Code.
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
     We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $23.8 million, $15.9 million and $17.1 million during 2004, 2003 and 2002, respectively. For the nine months ended September 30, 2005, we incurred a net loss of

$17.6 million. We had losses from continuing operations of $23.8 million, $26.0 million and $19.0 million in 2004, 2003 and 2002, respectively. As of September 30, 2005, our accumulated deficit was approximately $136 million.
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
     We may require additional funding, which may be difficult to obtain
     As of September 30, 2005, we had cash, cash equivalents and short-term investments of $61.3 million. We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated internally generated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through 2007.
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
     Subject to these factors, we may need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond 2007. In addition, if we determine to resume our participation in the funding of oxymorphone ER or to acquire additional products or technologies, we also may need to seek additional funding for such actions through collaborative agreements or research and development arrangements, or through public or private financing.
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
     Our TIMERx products in development will face competition from products with the same indication as the TIMERx products we are developing. For instance, we expect extended release oxymorphone ER will face competition from MS Contin, Purdue Pharma’s OxyContin and generic competitors to OxyContin, Duragesic marketed by Johnson & Johnson and generic competitors to Duragesic, Avinza marketed by Ligand and Kadian marketed by Alpharma.
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
Oxymorphone ER contains a narcotic ingredient. As a result of reports of misuse or abuse of prescription narcotics, the sale of oxymorphone ER may be subject to new regulations, including the development and implementation of risk management programs which may prove difficult or expensive to comply with, and we and Endo may face lawsuits.
     Oxymorphone ER contains a narcotic ingredient. Misuse or abuse of such drugs can lead to physical or other harm. Specifically, in the past two years, reportedly widespread misuse or abuse of OxyContin®, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling, and in the sponsor of OxyContin® facing numerous lawsuits, including class action lawsuits, related to OxyContin® misuse or abuse. Misuse or abuse of oxymorphine ER could lead to additional regulations of oxymorphine ER, or subject us and Endo to litigation.
     On July 13, 2005, the FDA asked Purdue Frederick to withdraw its product Palladone (hydromorphone hydrochloride extended-release capsules) from the market after acquiring new information that serious and potentially fatal adverse reactions can occur when the product is taken together with alcohol. The data, gathered from a study testing the potential effects of alcohol use, showed that when Palladone is taken with alcohol, the extended-release mechanism is harmed, which can lead to dose-dumping. Dose-dumping is a term that describes the rapid release of the active ingredient from an extended-release product into the blood stream, resulting in serious, even fatal, adverse events in some patients. Oxymorphone ER is not comprised of a formulation similar to Purdue’s Palladone. However, we cannot predict what, if any, new regulations or restrictions may result from the FDA’s concerns with dose-dumping, and what effect such regulations or restrictions would have on obtaining regulatory approval of oxymorphine ER, or on the commercial success of oxymorphine ER.
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
     We are developing oxymorphone ER under a collaboration agreement with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted an NDA for oxymorphone ER to the FDA in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In discussions with Endo, the FDA advised Endo of its concern that the outcome of two of the phase III efficacy trials submitted in the NDA that met their predefined primary end-points may have been favorably biased by the statistical handling of data from patients who did not complete the trials. In November 2004, Endo announced that the FDA had granted final approval of the protocol under the FDA’s SPA process for a clinical trial in patients with chronic low back pain and without recent treatment with opioid analgesics, designed to provide additional safety and efficacy data for oxymorphone ER requested by the FDA. The clinical trial is also intended to address the FDA’s concern regarding data from patients who did not complete the trial. In August 2005, Endo reported that the results of this study demonstrated statistically significant (p<0.0001) difference in pain scores between oxymorphone ER and placebo during a 12-week treatment period, during which the drug was administered twice daily. The primary endpoint was a change in average pain intensity as measured on the Visual Analog Scale (VAS), from baseline. This study will supplement a previously submitted trial that Endo believes the FDA has already accepted as demonstrating efficacy in the intended patient population. Endo has also reported that Endo expects to submit a complete response letter to the FDA’s NDA approvable letter in early 2006. We expect that Endo will receive a further action letter from the FDA within six months of submission of the complete response letter. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.
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
Our controlled release products that are generic versions of branded controlled release products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products
     We expect to file or have our collaborators file ANDAs or NDAs for our controlled release products under development that are covered by one or more patents of the branded product. It is likely that the owners of the patents covering the brand name product or the sponsors of the NDA with respect to the branded product will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations
The market may not be receptive to products incorporating our drug delivery technologies
     The commercial success of any of our products that are approved for marketing by the FDA and other regulatory authorities will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. No product based on our TIMERx or our other extended release technology is marketed in the United States, so there can be no assurance as to market acceptance.
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
     We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop in accordance with cGMP requirements prescribed by the FDA. We currently rely on Draxis Pharma, Inc. for the bulk manufacture of our TIMERx material for delivery to our collaborators under a contract that expires in September 2006, and on other third party manufacturers for the products that are currently under development. The agreement with Draxis will be automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are currently in discussions with Draxis to extend this agreement. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
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
     If we or our collaborators obtain marketing approvals for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. We may not be able to sell our products profitably if access to managed care or government formularies is restricted or denied, or if reimbursement is unavailable or limited in scope or amount.
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
     We are currently covered by primary product liability insurance in amounts of $15 million per occurrence and $15 million annually in the aggregate on a claims-made basis, and by excess product liability insurance in the amount of $10 million. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.
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
     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings, and places certain restrictions on maturities and concentration by issuer. At September 30, 2005, marketable securities consisted primarily of corporate debt, U.S. Government-agency backed discounted notes and municipal securities, and approximated $36.1 million. Marketable securities include auction rate securities totaling $1.6 million with contractual maturity dates of up to four months. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) generally every one to three months at which time their interest rates, or dividend rates for preferred securities, are reset. All of our other marketable securities have maturity dates of up to seventeen months. Due to the relatively short-term maturities of these securities, or auction system liquidity in the case of the auction rate securities, management believes there is no significant market risk. At September 30, 2005, market values approximated carrying values. At September 30, 2005, we had approximately $61.3 million in cash, cash equivalents and investments in marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned of up to approximately $613,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PENWEST PHARMACEUTICALS CO.

Date: November 7, 2005	/s/ Jennifer L. Good

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