Form 10-K
period 2005-12-31
PENWEST PHARMACEUTICALS CO
filed 2006-03-16
CIK 1047188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
     Yes ☑     No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐     No ☑
          The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2005 was approximately $255,250,000 based on the last sale price of the Registrant’s Common Stock on the Nasdaq National Market on June 30, 2005. The number of shares of the Registrant’s Common Stock outstanding as of March 9, 2006 was 22,551,831.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held on June 7, 2006 are incorporated by reference into Part III of this Form 10-K.

PENWEST PHARMACEUTICALS CO.
INDEX TO FORM 10-K
 i

PART I
ITEM 1: BUSINESS
Overview
          We develop pharmaceutical products based on innovative proprietary drug delivery technologies. We are focusing our development efforts principally on products that address disorders of the nervous system. The most advanced product in our drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone that we are developing with Endo Pharmaceuticals Inc., or Endo. We are also developing several additional product candidates designed for the treatment of depression, pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure.
          Oxymorphone ER. Oxymorphone ER is a narcotic analgesic that we are developing with Endo using our proprietary TIMERx technology for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. Under the terms of our collaboration with Endo, Endo is responsible for conducting the clinical trials and seeking regulatory approval of oxymorphone ER. In October 2003, the United States Food and Drug Administration, or FDA, issued an approvable letter in response to the new drug application, or NDA, for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct additional clinical trials to further confirm the safety and efficacy of oxymorphone ER. In August 2005 and October 2005, Endo reported the results of two studies that were designed to provide the additional safety and efficacy data requested by the FDA. These trials were conducted to evaluate oxymorphone ER in two distinct groups of patients with chronic low back pain: opioid-naïve patients and opioid-experienced patients. The trial involving opioid-naïve patients was conducted under the FDA’s special protocol assessment, or SPA, process. In each of the studies, the primary endpoints of the trial were achieved. These studies demonstrated statistically significant (p<0.0001) differences in pain scores between oxymorphone ER and placebo. In December 2005, Endo submitted a response to the FDA’s approvable letter on its NDA for oxymorphone ER. This submission was accepted for filing as a complete response by the FDA in January 2006. Under Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA confirmed to Endo a six-month PDUFA date of June 22, 2006, which is the date by which we expect Endo to receive an action letter from the FDA on this filing. If the FDA approves oxymorphone ER in the second quarter of 2006, we expect Endo to begin marketing oxymorphone ER in the second half of 2006.
          Oxymorphone ER, if approved, would compete in the market for long acting, strong opioids with products such as Purdue Pharma’s OxyContin and Johnson and Johnson’s Duragesic patch. Products in the long acting, strong opioids market had aggregate sales in the United States in 2005 of approximately $3.7 billion according to data obtained from IMS. Under our collaboration agreement with Endo, Endo will market oxymorphone ER, and we will be entitled to a 40-50% royalty on the net realization, as defined in our agreement with Endo, relating to the sales of oxymorphone ER, subject to specified adjustments.
          Additional Product Candidates. In addition to oxymorphone ER, we have three product candidates in clinical development that we are developing internally.
•	Nalbuphine ER (PW4142). We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of pain. Nalbuphine ER, which we are developing using our Geminex dual drug delivery technology, is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the moderate pain market with products such as tramadol, codeine and Demerol. We have completed a Phase I pharmacokinetic study of nalbuphine ER that confirmed that our formulation achieved the targeted blood levels and a Phase IIa trial in which nalbuphine ER positively reduced mean pain intensity in a dose-dependent manner over the 12-hour study period when compared to placebo. We are currently conducting market research, which we believe will allow us to determine the appropriate pain population in which to conduct further clinical studies. We plan to meet with the FDA to discuss the regulatory approval pathway for nalbuphine ER in the first half of 2006 and to commence a Phase IIb study in the appropriate patient population by the end of 2006.

•	Torsemide ER (PW2132). We are developing torsemide ER, a loop diuretic, for the management of chronic edema, a condition involving excess fluid accumulation, resulting from congestive heart failure, or CHF. Torsemide ER, a controlled release formulation of torsemide developed using our Geminex dual drug delivery technology, is designed to be taken as a tablet once daily. We expect that torsemide ER, if approved, would compete with furosemide and other loop diuretics. We are developing this product using a 505(b)(2) regulatory strategy referencing torsemide. We have completed Phase I pharmacokinetic studies of torsemide ER that confirmed that our formulation achieved the targeted plasma profiles and completed a Phase IIa study that confirmed the proof of concept that torsemide ER would cause prolonged urinary sodium excretion in CHF patients. We are discussing with the FDA the possibility that only one pivotal safety and efficacy trial would be necessary for approval of torsemide ER based on the FDA’s previous finding that torsemide is safe and effective. We are currently conducting market research on torsemide ER in order to determine whether we should expand the scope of this pivotal study in order to obtain additional data that would be beneficial to marketing torsemide ER. Based on the scope of the expected additional clinical trials and the market research, we plan to determine whether to continue development of torsemide ER on our own or whether to seek a collaborator to complete the development work and market the product.

•	Venlafaxine ER (PW4112). We are developing venlafaxine ER, using our TIMERx technology, as a once daily tablet for the treatment of depression. We are developing this product using a 505(b)(2) regulatory strategy referencing Wyeth’s Effexor XR. We expect that venlafaxine ER, if approved, would compete in a segment of the market for antidepressants, which includes Effexor XR. We have completed Phase I pharmacokinetic studies that confirmed that our formulation achieved the targeted blood levels. We are currently in discussions with the FDA to determine the design of the final trials required for the development of this product. We believe the FDA will only require three additional Phase I pharmacokinetic trials that could be conducted in 2006. If the trials are successful, we expect that we will submit the NDA to the FDA in early 2007.
          We are also developing six other product candidates for the treatment of nervous system disorders. We are currently developing formulations and conducting pilot scale biostudies of these product candidates to obtain pharmacokinetic data in humans.
Our Strategies
          Our business strategy is to build a specialty pharmaceutical company based on developing products that address disorders of the nervous system. The elements of our strategy include:
•	Focus on products that address disorders of the nervous system. We are focusing on products that address disorders of the nervous system because we believe many of the currently approved products for the treatment of nervous system disorders can be enhanced by drug delivery technologies. In addition, we believe the market for treating nervous system disorders is an attractive market because many of these disorders are chronic in nature and are largely treated by specialist physicians that can be addressed with a relatively small sales force. We also plan to selectively develop product candidates for diseases outside of the nervous system if we believe a product reformulated with our technology could address an unmet medical need and have a substantial market value.

•	Reformulate existing drugs using proprietary drug delivery technologies. We are seeking to expand our development pipeline with product candidates that we are developing by reformulating existing drugs utilizing proprietary drug delivery technologies. When appropriate, we intend to utilize a 505(b)(2) regulatory strategy to seek approval for our reformulations of existing drugs. Section 505(b)(2) applications may rely on the FDA’s previous findings for the safety and effectiveness of the listed drug as well as information obtained by the 505(b)(2) applicant needed to support the modification of the listed drug. As a result, the development of a drug using the 505(b)(2) regulatory process is generally less costly and time consuming than the full NDA process because the trials that need to be conducted are generally more limited.

•	Develop product candidates that have the potential for at least five years of exclusivity in the marketplace. We intend to focus on developing or acquiring product candidates for which we or our collaborators could have at least five years of exclusivity in the marketplace. This protection could arise from meeting certain criteria for market exclusivity with the FDA, for example on new chemical entities or orphan drugs, or from exclusivity in the market place derived from intellectual property protection.

•	Continue to leverage and expand our proprietary drug delivery technologies. We believe that we have significant expertise in drug formulation and in oral drug delivery technologies. Our proprietary drug delivery technologies, TIMERx extended release, Geminex dual delivery, SyncroDose site specific delivery and the gastroretentive system, are applicable to a wide range of drugs with different physical and chemical properties including water soluble and insoluble drugs, as well as high dose and low dose drugs. Using these technologies, we can formulate drugs with precise release profiles. In selecting product candidates for development, we intend to continue to focus on opportunities in which our drug delivery technologies, or drug delivery technologies that we can access, can provide benefits to patients and result in branded, proprietary products. We also intend to continue to develop our core technologies, as well as to seek to develop, in-license or acquire new technologies as may be required for our product development candidates.

•	Commercialize product candidates independently and in collaboration with third parties. We currently do not have any sales and marketing infrastructure. Our marketed products and oxymorphone ER are or would be marketed by our collaborators. In the future, we expect that we will independently seek regulatory approval for most of our product candidates. By retaining the rights to these products through the time that they are approved, we believe that we can retain more of the value of such products if they are approved. In addition, we may decide to retain marketing rights, or co-promotion rights, to some of our products for the treatment of nervous system disorders and build a small specialty sales force to market these products. In cases where we decide to form collaborations, we believe that retaining the rights to these products through approval will put us in a better position to negotiate the terms of a collaboration for the marketing and sale of these products. For those products that we selectively develop for the treatment of diseases outside of the nervous system, we plan to seek a collaborator during the development of the product.
Drug Delivery Technologies
          We have four proprietary drug delivery technologies: TIMERx, a controlled-release technology; Geminex, a technology enabling drug release at two different rates; Syncrodose for controlling release at the appropriate site in the body; and our gastroretentive system for delivering drugs to the upper gastrointestinal tract. Our drug delivery systems are based on a hydrophilic matrix combining a heterodispersed mixture composed primarily of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The physical interaction between these components works to form a strong, binding gel in the presence of water. We believe these technologies have broad applicability across multiple therapeutic areas. To date our technologies have been used in four products that have received regulatory approval, one in the United States and the others in countries in Europe or South America.
     TIMERx
          We developed our TIMERx delivery system to address the limitations of other oral extended release delivery systems. We believe that the TIMERx system has advantages over other oral drug delivery technologies because it is readily manufactured, adaptable to soluble and insoluble drugs and flexible for a variety of controlled release profiles. Pharmaceutical products containing TIMERx have been approved and are being marketed, and we are developing additional products in our pipeline using TIMERx, including oxymorphone ER.
          Drug release is controlled by the rate of water penetration from the gastrointestinal, or GI, tract into the TIMERx gum matrix, which expands to form a gel and subsequently releases the active drug substance. The TIMERx system can precisely control the release of the active drug substance in a tablet by varying the proportion of the gums, together with the tablet coating and the tablet manufacturing process. Drugs using TIMERx technology are formulated by combining the active drug substance, the TIMERx drug delivery system and additional excipients, and compressing these materials into a tablet.

     Geminex
          We developed our patented Geminex dual release technology to provide for the independent release of the same active ingredient or different active ingredients at different rates in a single bi-layer tablet. The release of the active ingredients can each involve two different controlled release profiles, or involve controlled release and immediate release profiles. The technology is based on a bi-layer tablet that utilizes TIMERx in the controlled release layer or layers. We are utilizing Geminex technology in several product candidates we are currently developing, including torsemide ER and nalbuphine ER. Each of these product candidates incorporates an immediate release layer designed to provide an initial loading dose of active ingredient and a controlled release layer that is designed to maintain the level of active ingredient in the blood stream over the desired period.
     SyncroDose
          We developed our patented SyncroDose drug delivery system to deliver drugs within a specific site in the GI tract or to deliver drugs at the optimal time after ingestion, which is referred to as chronotherapeutic delivery. SyncroDose is a technology based on our underlying TIMERx platform. We believe that there are several disease states that can benefit from chronotherapeutic delivery including: arthritis, cardiovascular disorders, asthma, neurological disorders and site-specific diseases including GI cancers. The SyncroDose technology utilizes the TIMERx gum matrix in the coating, combined with the active and various other excipients in the core.
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
Products
     Approved Products
          To date, several drug formulations utilizing the TIMERx delivery system have received regulatory approval:
•	Nifedipine XL, a generic version of Pfizer, Inc.’s Procardia XL for the treatment of hypertension and angina that we developed with Mylan Pharmaceuticals Inc., is approved for sale in the United States. Mylan, which has the marketing rights for Nifedipine XL, is not marketing Nifedipine XL as a result of its acquisition from Pfizer of the right to market generic versions of three strengths of Procardia XL.

•	Cystrin CR, an extended release version of oxybutynin for the treatment of urge urinary incontinence, is approved for sale in Finland and has been licensed to Schering Oy.

•	Slofedipine XL, an extended release version of nifedipine for the treatment of angina, is approved for sale in the United Kingdom and Italy and has been licensed to Sanofi-Aventis S.A.

•	Cronodipin, an extended release version of nifedipine for the treatment of angina, is approved for sale in Brazil and has been licensed to Merck S.A. Industries Quimicas.
     Products in Our Pipeline
          We have a number of products in our development pipeline. The table below summarizes each of the principal products in this pipeline, including the therapeutic use and collaborator, if any, for each product:

PRODUCT	THERAPEUTIC	COLLABORATOR
FDA Review
Oxymorphone ER	Moderate to Severe Pain	Endo Pharmaceuticals Inc.
Clinical Development
Nalbuphine ER (PW4142)	Moderate Pain	Internal Development
Torsemide ER (PW2132)	Edema/Chronic Heart Failure	Internal Development
Venlafaxine ER (PW4112)	Depression	Internal Development
Formulation and Phase 1 Biostudies
PW4110	Epilepsy	Internal Development
PW4135	Epilepsy	Internal Development
PW4150	Epilepsy	Internal Development
PW4155	Pain	Internal Development
PW4153	Parkinson’s Disease	Internal Development
PW4158	Parkinson’s Disease	Internal Development
     Oxymorphone ER
          The most advanced of the products in our development pipeline is the extended release formulation of oxymorphone incorporating TIMERx technology that we are developing with Endo. Oxymorphone ER, a narcotic analgesic, is being developed for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. Oxymorphone, which is currently given in the parenteral and suppository dosage form, is marketed by Endo and had sales in the United States in 2005 of approximately $247,000 according to data obtained from IMS. Oxymorphone ER, if successfully developed, would represent the first oral extended release version of oxymorphone and would compete in the long acting opioid market with branded and generic products such as Purdue Pharma’s OxyContin and MS Contin, Johnson & Johnson’s Duragesic patch, generic competitors to OxyContin, Duragesic and MS Contin, Ligand Pharmaceuticals Inc.’s Avinza and Alpharma Inc.’s Kadian, which had aggregate sales in the United States in 2005 of approximately $3.7 billion according to data obtained from IMS. In 2005, the first generic competitors to Purdue’s OxyContin and Johnson & Johnson’s Duragesic patch were introduced.
          Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted an NDA for oxymorphone ER to the FDA in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER, before the FDA would approve Endo’s NDA for oxymorphone ER. In discussions with Endo, the FDA advised Endo of its concern that the outcome of two of the three Phase III efficacy trials submitted in the NDA that met their predefined primary end-points may have been favorably biased by the statistical handling of data from patients who did not complete the trials. In November 2004, Endo announced that the FDA had granted under the FDA’s SPA process final approval of the protocol for a clinical trial in patients with chronic low back pain and without recent treatment with opioid analgesics, designed to provide the additional safety and efficacy data for oxymorphone ER requested by the FDA as well as to address the FDA’s concern regarding data from patients who do not complete the trial.
          In August 2005, Endo reported that the results of this study demonstrated statistically significant (p<0.0001) difference in pain scores between oxymorphone ER and placebo during a 12-week treatment period, during which the drug was administered twice daily. The primary endpoint was a change in average pain intensity as measured on the Visual Analog Scale, from baseline, defined as the last measurement prior to randomization, to final study visit. In addition, in October 2005, Endo reported results of a separate Phase III trial with a protocol design similar to the study described above, except that the patient population consisted of opioid-experienced patients. Endo reported that the results of this study also demonstrated statistically significant (p<0.0001) difference in pain scores between oxymorphone ER and placebo during a 12-week treatment period, during which the drug was administered twice daily. Oxymorphone ER was generally well tolerated by patients in both trials.
          On December 22, 2005, Endo submitted a response to the FDA’s approvable letter on its NDA for oxymorphone ER. This submission was accepted for filing by the FDA in January 2006 as a complete response. Under PDUFA guidelines, the FDA confirmed to Endo a six-month PDUFA date of June 22, 2006, which is the date by which we expect Endo to receive an action letter from the FDA on this filing. If the FDA approves oxymorphone ER in the second quarter of 2006, we expect Endo to begin marketing oxymorphone ER in the second half of 2006.
          In order to anticipate possible questions from the FDA with respect to the potential dose-dumping effect of opioids given the FDA’s experience with Purdue Pharma’s Palladone, Endo conducted in vitro and human testing of the effect of alcohol on oxymorphone ER. Dose-dumping occurs when the full dose of the active drug ingredient in a controlled release product is released over a short period of time, which can result in harmful side effects or reduced efficacy, and recently resulted in the voluntary withdrawal of Palladone. In the in vitro testing of alcohol and oxymorphone ER, Endo did not find any effect on the time release mechanism for oxymorphone ER. In the human testing of alcohol and oxymorphone ER, Endo does not believe that there was evidence of dose-dumping or signs of degradation of the controlled-release mechanism. Endo did, however, note in this human testing a transient effect on blood levels that Endo believes reflects a short-lived increase in the absorption rate of oxymorphone already released from the tablet.
     Nalbuphine ER (PW4142)
          We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of pain. Nalbuphine ER, which we are developing using our Geminex dual drug delivery technology, is designed to be taken as a tablet twice daily. Nalbuphine hydrochloride is a synthetic opioid agonist antagonist analgesic that blocks certain opioid receptors and potentially attenuates the development of tolerance and dependence. Nalbuphine hydrochloride is currently only available as a sterile solution suitable for subcutaneous, intramuscular, or intravenous injection under the brand name Nubain and as a generic. Annual sales of this product were approximately $6 million in 2005, but we believe the market for this drug is limited by currently available formulations of the drug. We expect that nalbuphine ER, if approved, would compete in the moderate pain market against drugs such as tramadol, codeine and Demerol.
          In December 2005, we completed a Phase IIa trial of nalbuphine ER to determine the degree and duration of pain relief of two different dose levels of nalbuphine ER. The 165-patient Phase IIa trial was a pharmacokinetic-pharmacodynamic investigation of patients undergoing third molar extractions designed to correlate the level of analgesia in patients with the plasma level of the drug. Two different doses of nalbuphine ER were evaluated as single doses and compared to placebo. Results from this Phase IIa study demonstrated that nalbuphine ER positively reduced mean pain intensity in a dose-dependent manner over the twelve-hour study period. Separation from placebo began at 90 minutes post-dose for the higher strength and at six hours for the lower strength and was maintained at all time points over the balance of the twelve-hour dosing period. Positive results were also observed in longer time to ingestion of rescue medication and the proportion of patients requiring rescue analgesic therapy during the twelve-hour study period for both the low and high nalbuphine ER doses when compared to placebo. Finally, the percentage of patients experiencing at least a 50% reduction in pain intensity during the twelve-hour study period was higher for the low and high nalbuphine ER dose groups compared to placebo. No unusual side effects were reported during the twelve -hour dosing interval.
          We are currently completing market research, which we believe will allow us to determine the appropriate pain population in which to conduct further clinical studies. We plan to meet with the FDA to discuss the regulatory pathway for nalbuphine ER in the first half of 2006 and to commence a Phase IIb study in the appropriate patient population by the end of 2006.
     Torsemide ER (PW2132)
          We are developing torsemide ER, a loop diuretic, for the treatment of edema related to CHF using our Geminex drug delivery technology. CHF is a major cardiovascular disease affecting 5 million to 7 million patients in the United States annually according to the American Heart Association’s 2004 statistics on heart disease. The class of products to which torsemide belongs — loop diuretics — remains a key part of the clinical management of CHF. CHF patients are administered loop diuretics to facilitate the requirement that such patients excrete between 150mEq and 200mEq of sodium per day to prevent water retention related weight gain that can eventually lead to cardiac failure. We expect that torsemide ER, if approved, would compete with furosemide and other loop diuretics.

          The current formulations of loop diuretics, which are all immediate release products including Roche Pharmaceutical’s Demadex, the branded immediate release version of torsemide, have short periods of action during which most of the sodium excretion takes place. These short durations of action can leave the patient unprotected for long periods of time during the day, when sodium retention is occurring with food intake. The short duration of action can also create large urinary volume diuresis after drug ingestion, resulting in unpleasant side effects that can affect compliance.
          We are developing torsemide ER to be taken as a tablet once a day, with the active drug being released into the blood stream over a period of approximately 16 hours. We believe that this controlled release profile can provide more effective treatment of edema by providing more measured diuresis over the course of the day. In particular, torsemide ER would provide release of torsemide during the waking hours when patients with CHF need protection from absorbing salt in connection with eating meals.
          In 2004, we conducted a pilot scale biostudy outside the United States in torsemide ER in approximately 20 healthy volunteers. In the study, torsemide ER achieved the plasma profiles we had targeted as endpoints of the study, and we believe may improve both the safety and the efficacy of the drug. Based on the results of the pilot biostudy, we filed an investigational new drug application, or IND, for torsemide ER. In the fourth quarter of 2005, we completed a Phase IIa study of torsemide ER. The 37-patient study was an open-label, single-center study using a dose escalation trial design studying the safety, pharmacokinetics and pharmacodynamics of single dose torsemide ER tablets in patients with Class II or Class III CHF. Patients were placed on a sodium-restricted diet for three days prior to dosing. The study also included a comparator arm of Demadex 200 mg. The goal of the study was to investigate the total 24-hour urinary sodium excretion, as well as the rate of sodium excretion over the 24-hour period. Administration of torsemide ER 100 mg resulted in a total 24-hour urinary sodium excretion comparable to Demadex 200 mg. However, the total sodium excretion of torsemide ER was accomplished at a more sustained and slower rate over the course of the day using half the amount of drug that is in the formulation.
          We have met with the FDA and believe torsemide ER can be compared to immediate release torsemide using a 505(b)(2) application. We are discussing with the FDA the possibility that only one pivotal safety and efficacy trial would be necessary for approval of torsemide ER based on the FDA’s previous finding that torsemide is safe and effective. We are currently conducting market research on torsemide ER in order to determine whether we should expand the scope of this pivotal study in order to obtain additional data that would be beneficial to marketing torsemide ER. Based on the scope of the expected additional clinical trials and the market research, we will determine whether to continue development of torsemide ER on our own or whether to seek a collaborator to complete the development work and market the product.
     Venlafaxine ER (PW4112)
          We are developing venlafaxine ER, using our TIMERx technology, as a once daily formulation for the treatment of depression. We are developing this product using a 505(b)(2) regulatory strategy referencing Wyeth’s Effexor XR. We expect that venlafaxine ER would compete as a branded product against Wyeth’s Effexor XR capsule. We have designed venlafaxine ER as a scored tablet to provide physicians with flexibility with respect to the titration of venlafaxine ER and to potentially provide a pricing advantage to managed care. We expect that venlafaxine ER, if approved, would compete in a segment of the antidepressant market, which includes products such as Cymbalta, Effexor XR, Paxil, Prozac, Wellbutrin and Zoloft. This segment of the antidepressant market, according to IMS data, was a $10.3 billion market in 2005. Wyeth’s Effexor XR had reported annual sales of $2.6 billion in 2005.
          In 2004, we conducted a pilot scale biostudy outside the United States in venlafaxine ER to confirm the formulation, and opened an IND with the FDA in December 2005. We have also completed in vitro testing of our formulation for venlafaxine ER and do not believe it results in dose-dumping when combined with alcohol, which we believe the FDA is increasingly concerned about for extended release products. We are currently in discussions with the FDA to determine the design of the final trials required for the development of this product. We believe the FDA will only require us to conduct three additional Phase I pharmacokinetic trials that could be conducted in parallel in 2006. If the trials are successful, we expect that we will submit an NDA for this product with the FDA in early 2007.

          We intend to use a 505(b)(2) regulatory strategy with respect to venlafaxine ER in which we will reference Wyeth’s Effexor XR product. Because there are patents for Effexor XR listed in the Orange Book, will expect to be required to include patent certifications when we submit our NDA to the FDA. We plan to file a paragraph (iii) certification for the composition of matter patent on Effexor XR, which means that FDA will not approve the NDA until Wyeth’s patent expires in June 2008. With respect to other patents on Effexor XR listed in the Orange Book, we plan to file a paragraph (iv) certification that states our view that such patents are invalid or would not be infringed by our product. If we are sued by the patentee, the Waxman-Hatch Act stay of 30 months would be triggered.
     Additional Product Opportunities
          We are developing formulations and conducting pilot scale Phase I biostudies of several product candidates primarily for drugs designed to treat disorders of the nervous system. Three of these product candidates are designed to treat epilepsy, two to treat Parkinson’s disease and one to treat pain. In our pilot scale Phase I biostudies, we are seeking to obtain pharmacokinetic data in humans. If the Phase I biostudies of any of these product candidates show the desired blood level profiles and the commercial returns appear attractive, we will most likely seek to advance the product candidate into further clinical trials on our own. We will decide whether to develop a product candidate on our own after consideration of a number of factors, including our available resources, the size of the potential market, competitors in the potential market, the availability of intellectual property protection, the regulatory pathway and the development status of our other product candidates.
Collaborative Agreements
          We enter into collaborative agreements with pharmaceutical companies to develop, market or manufacture some of our products. We currently are parties to two types of collaborative agreements, revenue sharing collaborative agreements and technology licensing collaborative agreements. In revenue sharing collaborative agreements, we jointly fund research and development with our collaborator, and we receive no up-front licensing fees or milestone payments. In these arrangements, we share in a pre-determined percentage of the net operating profits. Technology licensing collaborative agreements involve the straight licensing of our technology to a collaborator. Under these arrangements, we have no obligation to fund the ongoing clinical development or marketing costs of the product. We also receive up-front license fees and milestone payments and are entitled to receive royalties on our collaborators’ sales of the products covered by such collaborative arrangements and payments for the purchase of formulated TIMERx material.
          In the future, we expect that most of the collaborative agreements into which we will enter will likely involve the licensing of an NDA to a marketing partner after we complete the development of a product and submit the application to the FDA. Under this type of collaborative agreement, we anticipate that we would fund the development work on a product and in return receive up-front license fees, milestone payments and royalties. Alternatively, we may seek a collaborator earlier in the development process, in which the collaborator would fund some of the development costs as well as market the products. In determining whether and when to seek to enter into a collaborative agreement for a product, we consider the complexity, the risk and cost of the development program, the level of marketing information required during development and the diseases for which the drug is intended.
     Revenue Sharing Collaborative Agreements
     Endo Pharmaceuticals Inc.
          In September 1997, we entered into a strategic alliance agreement with Endo with respect to the development of oxymorphone ER, an extended release formulation of oxymorphone based on our TIMERx technology. This agreement was amended and restated in April 2002. Endo is an integrated specialty pharmaceutical company with a market leadership position in pain management. Endo has a broad product line, including established brands such as DepoDur, Frova, Lidoderm, Percodan, Percocet and Zydone. Endo is registered with the United States Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.
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
          Prior to April 17, 2003, we shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-marketing of oxymorphone ER. We took this action because we believed that our strategic focus should be on funding other products in our development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development and pre-marketing costs incurred by Endo that otherwise would have been funded by us. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to us, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow us to reimburse Endo directly for the unfunded amounts. We estimate that through November 30, 2005, these unfunded costs approximated $22.3 million. We expect these costs to increase as Endo incurs pre-launch marketing costs. We anticipate that if oxymorphone ER receives approval from the FDA, that we may reimburse Endo for these unfunded costs and resume funding marketing costs. We have agreed with Endo that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization, as defined in the agreement between Endo and us, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from us at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.
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
          In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths, 30 mg, 60 mg and 90 mg, of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The royalty percentage is comparable to the percentage called for in our original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights for the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2005 of the 30 mg dosage strength version of Pfizer’s generic Procardia XL totaled approximately $32.9 million. The term of this agreement continues until such time as Mylan permanently ceases to market generic Procardia XL. In 2005, 2004 and 2003, royalties from Mylan were approximately $3.9 million, $4.8 million and $4.1 million, respectively, or 63%, 94% and 88%, respectively, of our total revenue from continuing operations.
Research and Development
          We conduct research and development activities on the development of product candidates utilizing drug delivery technologies as well as on the development of additional drug delivery technologies. Our research and development expenses in 2005, 2004 and 2003 were $17.8 million, $20.2 million and $20.6 million, respectively. These expenses do not include amounts incurred by our collaborators in connection with the development of products under our collaboration agreements such as expenses for full-scale bioequivalence studies, clinical trials performed by our collaborators, expenses incurred on oxymorphone ER subsequent to April 17, 2003, or our collaborators’ share of funding.
Manufacturing
          We currently have no internal commercial scale manufacturing capabilities. Generally, either our collaborators manufacture the pharmaceutical products or we use a contract manufacturer. We have outsourced the commercial manufacture of TIMERx materials to a third-party pharmaceutical company, Draxis Specialty Pharmaceuticals, Inc., under a manufacturing agreement that expires in September 2006. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the contract at least six months prior to the end of the then-current term. We are currently in negotiations with Draxis to extend the term of this agreement. We are seeking to qualify a second contract manufacturer as a second source of supply. We have completed initial validation work with a second contract manufacturer, however, there is additional follow-up work required before the site is fully validated. We believe that there are a limited number of manufacturers that are subject to current good manufacturing practices, or cGMP, regulations capable of manufacturing our TIMERx materials.
          Our TIMERx technology is based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. We purchase these gums from a primary supplier. We have also qualified alternate suppliers with respect to these gums and to date we have not experienced difficulty acquiring these materials.
          Under our collaboration with Endo, we supply bulk TIMERx to Endo, and Endo is responsible for the manufacture of oxymorphone ER. Endo has outsourced the commercial manufacture of oxymorphone ER to a sole source third party manufacturer with which it has entered into a long-term manufacturing and development agreement.
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
          If we successfully develop and determine to retain the rights to market or co-promote one or more of the products we are developing for disorders of the nervous system, we believe that we will need to build or acquire a small sales force of 50 to 100 sales representatives to market these products effectively. We believe that the high-prescribing specialty physician groups that prescribe products for the treatment of disorders of the nervous system can be effectively targeted with a sales force of this size.
Patents and Proprietary Rights
          We believe that patent and trade secret protection of our drug delivery technology and our products are important to our business and that our success will depend in part on our ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

     Patents and Protection of Proprietary Information
          As of February 28, 2006, we owned a total of 34 U.S. and 207 foreign patents relating to our controlled release drug delivery technology. The U.S. patents principally cover our TIMERx technology and new technologies based on the TIMERx technology, including the combination of the xanthan and locust bean gums, the oral solid dosage form of TIMERx and the method of preparation, as well as the application of TIMERx technology to various active drug substances, including both methods of treatment and methods of preparation. These patents will expire between 2008 and 2020. Based on a patent review conducted with our patent attorneys, we believe the most important patents relating to our TIMERx technology begin to expire in 2014.
          We have three issued U.S. patents with claims that broadly cover the formulation of oxymorphone ER. The latest of these patents expires in 2013. Both we and Endo have other patent applications that we are each prosecuting and believe may cover oxymorphone ER. We have filed two U.S. patent applications and 13 foreign patent applications related to sustained release formulations of oxymorphone ER and methods of making and using the same sustained release formulation of oxymorphone ER based on our TIMERx technology. Should the two U.S. patent applications issue as patents, which is not guaranteed, they are likely to expire in 2022, although one of these patent applications may also be eligible to receive an additional term through a patent term extension. One of these oxymorphone ER patent applications may be listable in the Orange Book.
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
          There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Under the Waxman-Hatch Act, when an applicant files a section 505(b)(2) NDA or an ANDA with the FDA with respect to a product covered by an unexpired patent listed with the FDA, the applicant must certify to the FDA for each such patent under paragraph (iii) that final approval of the section 505(b)(2) NDA or ANDA will not be sought until the expiration of the patent or under paragraph (iv) that  the patent will not be infringed by the applicant’s product or such patent is invalid or unenforceable. If the applicant makes a paragraph (iv) certification as set forth above, notice of such certification must be given to the patent owner and the sponsor of the NDA for the brand name product. If a patent owner files a patent infringement lawsuit within 45 days of the receipt of such notice, the FDA will not grant final marketing approval of the product covered by the filing, if at all, until a final judgment on the patent suit is rendered in favor of the applicant or until 30 months (or such longer or shorter period as a court may determine) have elapsed from the date of the certification, whichever is earlier. Should a patent owner commence a lawsuit with respect to alleged patent infringement by us or our collaborators, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. We evaluate the probability of patent infringement litigation with respect to each product we determine to develop.

     Trademarks
          TIMERx, Geminex and SyncroDose are our registered trademarks. Other tradenames and trademarks appearing in this annual report on Form 10-K are the property of their respective owners.
Government Regulation
          Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of drug products. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations and other laws. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.
          Before our or our collaborators’ drug products may be marketed in the United States, each product must be approved by the FDA. The approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, or at all. There are several kinds of NDA’s that may be submitted to obtain FDA approval of our or our collaborators’ drugs, including full new drug applications, or full NDAs; section 505(b)(2) NDAs; or abbreviated new drug applications, or ANDAs. A “full” NDA is an NDA in which the information required for approval, including investigations of safety and effectiveness, comes from studies conducted by or for the sponsor or for which the sponsor has obtained a right of reference. A section “505(b)(2)” NDA is an NDA in which at least some of the information required for approval comes from studies not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference. An abbreviated new drug application, or ANDA, usually utilizes for proof of safety and effectiveness data demonstrating that the drug is “bioequivalent” to a drug which the FDA has previously approved.
          Full NDAs: The steps required before a full NDA may be approved by the FDA include pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication for which approval is sought; submission to the FDA of the NDA; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP; and FDA review and approval of the NDA.
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
          Assuming successful completion of the required clinical testing, the results of the preclinical studies and the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted in an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the product candidate is manufactured, and will not approve the product unless, cGMP compliance is satisfactory. If the FDA determines the NDA is not acceptable, the FDA may outline the deficiencies in the NDA and often will request additional information. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
          505(b)(2) NDAs: Section 505(b)(2) NDAs may be submitted for drug products that represent a modification of an already approved drug (such as, a new indication or new dosage form) and for which investigations other than bioavailability or bioequivalence studies are essential to the drug’s approval. For example, our product candidate torsemide ER utilizes our Geminex dual delivery system to create a modification of an already-approved drug, and as a result we expect to submit 505(b)(2) NDA. Section 505(b)(2) NDA applications may rely on the FDA’s previous findings for the safety and effectiness of the approved drug as well as information obtained by the Section 505(b)(2) applicant needed to support the modification of the listed drug. Preparing a 505(b)(2) NDA is generally less costly and time-consuming than preparing a full NDA.
          The FDCA provides that review and/or approval of 505(b)(2) NDAs will be delayed in various circumstances. For example, the holder of the NDA for the already approved drug may be entitled to a period of market exclusivity, during which the FDA will not approve, and will not even review, the 505(b)(2) NDA. Also, if the already approved drug is claimed by an unexpired patent that has been listed with the FDA, the 505(b)(2) NDA applicant must provide a certification regarding the status of the patent. If the applicant certifies that the patent is invalid, unenforceable, or not infringed by the product that is the subject of a 505(b)(2) NDA (a paragraph (iv) certification), the FDA will not approve the 505(b)(2) NDA, if at all, until the earlier of a court decision favorable to the 505(b)(2) applicant or the expiration of 30 months, a period that may be extended in some circumstances. The regulations governing marketing exclusivity and patent protection are complex, and it is often unclear how they will be applied in particular circumstances.
          ANDA’s: The FDA may approve an ANDA if the product is the same in important respects as an already approved drug, or if the FDA has declared the drug suitable for an ANDA submission. For example, the FDA approved the ANDA submitted by our collaborator, Mylan, for the 30 mg dosage strength of a generic version of Procardia XL that we developed with Mylan. ANDAs must contain the same manufacturing and composition information as NDAs, but applicants need not submit preclinical and clinical safety and effectiveness data. Instead, they must submit studies showing that the product is bioequivalent to the already approved drug. Drugs are bioequivalent if the rate and extent of absorption of the drug does not show a significant difference from the rate of extent of absorption of the already approved drug. Conducting bioequivalence studies is less time-consuming and costly than conducting pre-clinical and clinical studies necessary to support an NDA.
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

          In addition, regardless of the type of approval sought, we and our collaborators are required to comply with a number of FDA requirements both before and after approval. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of problems such as safety problems may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market.
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
          The key factors affecting the success of our products are likely to include, among other things:
•	the safety and efficacy of our products;

•	the relative speed with which we can develop products;

•	generic competition for any product that we develop;

•	our ability to protect the intellectual property surrounding our products;

•	our ability to differentiate our products; and

•	external factors affecting pricing.
          Our products in development will face competition from products with the same indication as the products we are developing. For instance, we expect oxymorphone ER will face competition from Purdue Pharma’s OxyContin and MS Contin, Johnson & Johnson’s Duragesic patch, generic competitors to OxyContin, Duragesic and MS Contin, Ligand’s Avinza and Alpharma’s Kadian.
Employees
          As of March 9, 2006, we employed approximately 72 people, of whom 52 were primarily involved in research and development activities, and 20 were primarily involved in selling, general and administrative activities. As of March 9, 2006, none of our employees were covered by collective bargaining agreements. We consider our employee relations to be good.
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

ITEM 1A — RISK FACTORS
          Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
          We have not been profitable and expect to continue to incur substantial losses
          We have incurred net losses since 1994, including net losses of $22.9 million, $23.8 million and $15.9 million during 2005, 2004 and 2003, respectively. We had losses from continuing operations of $22.9 million, $23.8 million and $26.0 million in 2005, 2004 and 2003, respectively. As of December 31, 2005, our accumulated deficit was approximately $141.1 million.
          Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using our drug delivery technologies. As a result, we expect to continue to incur net losses as we continue our research activities and conduct development of, and seek regulatory approvals for, products utilizing drug delivery technologies, until substantial sales of products commercialized utilizing drug delivery technologies occur. These net losses have had and will continue to have an adverse effect on, among other things, our shareholders’ equity, total assets and working capital.
          Our future profitability will depend on several factors, including:
•	the successful commercialization of oxymorphone ER;

•	royalties from Mylan’s sale of Pfizer’s 30 mg generic version of Procardia XL;

•	the level of our investment in research and development activities; and

•	the successful development and commercialization of product candidates other than oxymorphone ER.
          We may require additional funding, which may be difficult to obtain
          As of December 31, 2005, we had cash, cash equivalents and short-term investments of $55.3 million. We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through the second half of 2007.
          Our requirements for additional capital are substantial and will depend on many factors, including:
•	whether oxymorphone ER is approved on a timely basis, or at all;

•	the costs and timing of adding additional products or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of our investments in capital expenditures.
          Subject to these factors, we may need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond the second half of 2007. In addition, if we determine to resume our participation in the funding of oxymorphone ER or to acquire additional products or technologies, we may need to seek additional funding for such actions through collaborative agreements or research and development arrangements, or through public or private financing.
          If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders will result. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential product or grant licenses on terms that may not be favorable to us. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.
          We depend heavily on the success of our lead product candidate, oxymorphone ER, and if the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations
          We have invested a significant portion of our financial resources in the development of oxymorphone ER. We anticipate that in the near term our ability to generate significant revenues will depend primarily on the successful development and commercialization of oxymorphone ER. Although we have several other products under development, they are at an earlier stage of development. We are developing oxymorphone ER under a collaboration agreement with Endo. Endo, which is responsible for conducting the clinical trials and seeking regulatory approval of the product, submitted an NDA for oxymorphone ER to the FDA in December 2002. In October 2003, Endo received an approvable letter for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct some form of additional clinical trials to further confirm the safety and efficacy of oxymorphone ER before the FDA would approve Endo’s NDA for oxymorphone ER. In discussions with Endo, the FDA advised Endo of its concern that the outcome of two of the Phase III efficacy trials submitted in the NDA that met their predefined primary end-points may have been favorably biased by the statistical handling of data from patients who did not complete the trials. In August 2005 and October 2005, Endo reported the results of two additional studies that were designed to provide the additional safety and efficacy data requested by the FDA. These trials were conducted to evaluate oxymorphone ER in two distinct groups of patients with chronic low back pain: opioid-naïve patients and opioid experienced patients. In December 2005, Endo submitted a response to the FDA’s approvable letter on Endo’s NDA for oxymorphone ER. This submission was accepted for filing as a complete response by the FDA in January 2006. Under PDUFA guidelines, the FDA confirmed to Endo a six-month PDUFA date of June 22, 2006, which is the date by which we expect Endo to receive an action letter from the FDA on this filing. If the NDA for oxymorphone ER is not approved on a timely basis or at all, it would have a material adverse effect on our business, financial condition and results of operations.

          If oxymorphone ER or one of our other product candidates is approved by the FDA, it may not be widely accepted by physicians, patients, third-party payors, or the medical community in general
          Even if oxymorphone ER is approved by the FDA, its commercial success will depend upon its acceptance by the medical community. We cannot be sure that oxymorphone ER will be accepted by purchasers in the pharmaceutical market. Oxymorphone ER will compete with a number of approved drugs manufactured and marketed by major pharmaceutical companies, generic versions of these drugs and potentially against new drugs that are not yet marketed. The degree of market acceptance of oxymorphone ER depends on a number of factors, including:
•	the safety and efficacy of oxymorphone ER as compared to competitive products;

•	the advantages and disadvantages of oxymorphone ER compared to alternative therapies;

•	Endo’s ability to educate the medical community about the safety and effectiveness of oxymorphone ER;

•	the strength of marketing distribution support;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the cost-effectiveness of the product and the ability to receive third party reimbursement;

•	the reimbursement policies of government and third party payors; and

•	the market price of oxymorphone ER.
          If we are able to obtain regulatory approval of any of our other product candidates, the success of those products would also depend upon their acceptance by physicians, patients, third-party payors, or the medical community in general. No product based on our drug delivery technologies is marketed in the United States, so there can be no assurance as to market acceptance.
We are dependent on our collaborator Endo to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell oxymorphone ER, and are and in the future expect to be dependent on other collaborators with respect to conducting clinical trials of, obtaining regulatory approvals for, and manufacturing, marketing, and selling additional products
          Some of our products, including oxymorphone ER, have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, we have typically been dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our drug delivery technologies. For example, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.
          We have no experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our other products in development, we will have to establish our own capabilities or discontinue the commercialization of the affected product. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we would be successful in developing these capabilities.
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
          We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include the following:
•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive to the product on which we are collaborating, which could affect our collaborator’s commitment to our collaboration.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This would reduce our revenues received on the products.

•	Our collaborators may terminate their collaborations with us. This could make it difficult for us to attract new collaborators or adversely affect perception of us in the business and financial communities.

•	Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies historically have re-evaluated their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.
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
          We face competition from numerous public and private companies and their extended release technologies, including Johnson & Johnson’s oral osmotic pump (OROS) technology, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, traditional matrix systems marketed by SkyePharma plc and other controlled release technologies marketed or under development by Andrx Corporation, among others.

          Our products in development will face competition from products with the same indication as the products we are developing. For instance, we expect oxymorphone ER, if approved, would compete in the moderate to severe long acting opioid market with products such as Purdue Pharma’s OxyContin and MS Contin, Johnson & Johnson’s Duragesic patch, generic competitors to OxyContin, Duragesic and
MS Contin, Ligand’s Avinza and Alpharma’s Kadian.
          Some of the products we are developing are proprietary products that are based on active chemical ingredients that are not subject to patents. These products will compete against other products developed using the same or a similar active chemical ingredient, including branded products, as well as any generic versions of these products, based primarily on price. In addition, our products will compete against other competitive products in the therapeutic class. For instance, torsemide ER is a product based on an active chemical ingredient that is no longer subject to patents. Torsemide ER will compete against Demadex, which is an immediate release version of torsemide, as well as Lasix, which is an immediate release version of furosemide, which is a similar chemical active to torsemide.
If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products
          In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, or for other reasons. With respect to our approved products and oxymorphone ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals for our products. In the future we intend to develop a significant portion of our product candidates independently, including controlling the clinical trials and regulatory submissions with the FDA. We have limited experience conducting clinical trials and to date have not obtained approval for the marketing of a product.
          Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, in response to the approvable letter for oxymorphone ER, the FDA required Endo to conduct an additional clinical trial of oxymorphone ER. In addition, we terminated the development of PW2101, a beta blocker that we were developing that was intended for the treatment of hypertension and angina, because we believed that if we had chosen to continue development of PW2101 we would have been required to conduct additional trials in order to address the concerns expressed in the non-approvable letter we received from the FDA in 2005. Alternatively, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.
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
          Our drug delivery technologies rely on the ability to control the release of the active drug ingredient and our business would be harmed if it was determined that there were circumstances under which the active ingredient from one of our extended release products would be released rapidly into the blood stream
          Our products and product candidates rely on our ability to control the release of the active drug ingredient. Some of the active ingredients in our controlled release products, including oxymorphone ER, contain levels of active drug ingredient that could be harmful, even fatal, if the full dose of active drug ingredient were to be released over a short period of time, which is referred to as dose-dumping.
          On July 13, 2005, Purdue Pharma voluntarily withdrew its product Palladone, hydromorphone hydrochloride extended-release capsules, from the market after acquiring new information that serious and potentially fatal adverse reactions can occur when the product is taken together with alcohol. The data, gathered from a study testing the potential effects of alcohol use, showed that when Palladone is taken with alcohol, the extended-release mechanism is harmed, which can lead to dose-dumping. In order to anticipate questions from the FDA with respect to the potential dose-dumping effect of opioids given the FDA’s experience with Palladone, Endo has conducted both in vitro and human testing of the effect of alcohol on oxymorphone ER. In the in vitro testing of alcohol and oxymorphone ER, Endo did not find any effect on the time release mechanism of the product. In the human testing of alcohol and oxymorphone ER, Endo does not believe that there was evidence of dose-dumping or signs of degradation of the controlled-release mechanism. Endo did note in this human testing a transient effect on blood levels which Endo believes reflects a short-lived increase in the absorption rate of oxymorphone already released from the tablet.
          However, there is no certainty that the FDA will accept any of the above studies or what, if any, additional information the FDA will require regarding dose-dumping in connection with its review of the complete response letter. The FDA has not provided clear guidance as to whether or what type of in vitro and/or human testing of new extended-release opioid formulations may be required to determine whether dose-dumping occurs when a product is taken together with alcohol, nor has the FDA indicated what action they might take based on any results from testing. The FDA has also not indicated what action it might take based on any results arising from this testing. There can be no assurance that the FDA will approve oxymorphone ER or if the FDA will require significant additional testing which could result in a substantial delay in launching these products, if at all. If such testing is conducted, we cannot predict what actions, if any, the FDA may take based on the results of such testing.
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
          Certain products containing our controlled release technologies require the submission of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA approved drugs, we may be able to rely on previous FDA determinations of safety and efficacy of an approved drug to support an NDA for our products under section 505(b)(2) of the FDCA. We can provide no assurance, however, that the FDA will accept a section 505(b)(2) NDA for any particular product. The FDA may not approve an application submitted under section 505(b)(2) in a timely manner, or at all.
          In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA requirements covering testing, manufacturing, quality control, cGMP, adverse event reporting, labeling, advertising, promotion, distribution, and export. We and our collaborators are subject to surveillance and periodic inspections to ascertain compliance with these regulations. Further, the relevant law and regulations may change in ways that could affect us, our collaborators, our products, and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.
Oxymorphone ER contains a narcotic ingredient. As a result of reports of misuse or abuse of prescription narcotics, the sale of oxymorphone ER may be subject to new regulations, including the development and implementation of risk management programs which may prove difficult or expensive to comply with, and we and Endo may face lawsuits
          Oxymorphone ER contains a narcotic ingredient. Misuse or abuse of such drugs can lead to physical or other harm. Specifically, in the past two years, reportedly widespread misuse or abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling, and in the sponsor of OxyContin facing numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of oxymorphone ER could lead to additional regulations of oxymorphone ER, or subject us and Endo to litigation.
Our controlled release products that are generic versions of approved products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products
          We expect to submit, or have our collaborators submit, ANDAs or NDAs for products of ours that may be covered by one or more patents of the approved product. It is likely that the owners of patents covering the same active ingredient as our product or the sponsors of the NDA for the product containing the same ingredient will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.
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
          The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Although we expect that the legal costs of defending litigation relating to a patent infringement claim will generally be the contractual responsibility of our marketing collaborators, unless such claim relates to TIMERx in which case such costs are our responsibility, we could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

          We have only limited manufacturing capabilities and will be dependent on third party manufacturers
          We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop. We currently rely on Draxis Specialty Pharmaceuticals, Inc. for the bulk manufacture of our TIMERx material under a contract that expires in September 2006, and on other third party manufacturers for the products that we are currently developing other than oxymorphone ER. The agreement with Draxis, by its terms is automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are currently in discussions with Draxis to secure a longer-term manufacturing and supply agreement. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
          We believe that there are a limited number of manufacturers subject to cGMP regulations capable of manufacturing our TIMERx materials and the products we are evaluating in clinical trials. Although we have qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, if Draxis is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, or if Draxis will not agree to renew our agreement when it expires on acceptable terms to us or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms to us or at all, particularly as these products advance through clinical development and move closer to regulatory approval, our business and the clinical development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties upon which we rely for supply of our TIMERx material or our products in clinical development will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of our products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
          If our third party manufacturers fail to perform their obligations, we may be adversely affected in a number of ways, including:
•	we or our collaborators may not be able to meet commercial demands for our products on a timely basis;

•	we may not be able to initiate or continue clinical trials of products that are under development; and

•	we may be delayed in submitting applications for regulatory approvals of our products.
          We have limited experience in manufacturing the material used in our drug delivery technologies on a commercial scale and no facilities or equipment to do so. If we determine to develop our own manufacturing capabilities, we will need to recruit qualified personnel and build or lease the requisite facilities and equipment. We may not be able to successfully develop our own manufacturing capabilities. Moreover, it may be very costly and time consuming for us to develop such capabilities.
          The manufacture of any of our products is subject to regulation by the FDA and comparable agencies in foreign countries. Any delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of our products and our business, financial condition and results of operations.
          We are dependent upon a limited number of suppliers for the gums used in our TIMERx material
          Our drug delivery systems are based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. These gums are also used in our Geminex, gastroretentive, and SyncroDose drug delivery systems. We purchase these gums from a primary supplier. We have qualified alternate suppliers with respect to such materials, but we can provide no assurance that interruptions in supplies will not occur in the future or that we will not have to obtain substitute suppliers. Any interruption in these supplies could have a material adverse effect on our ability to manufacture bulk TIMERx for delivery to our collaborators.

If we or our collaborators fail to obtain an adequate level of reimbursement by third party payors for our products, we may not be able to successfully commercialize controlled release products
          The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In specific foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.
          Any generic versions of products that we are developing may be assigned an AB rating if the FDA considers the product to be therapeutically equivalent to the approved drug. Failure to obtain an AB rating from the FDA would indicate that for certain purposes the drug would not be deemed to be therapeutically equivalent, would not be fully substitutable for the branded controlled release drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement.
          In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system. Further proposals are likely. The potential for adoption of these proposals may affect our ability to raise capital, obtain additional collaborative partners and market our products.
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
          The market price of our common stock may be volatile
          The market price of our common stock, like the market prices for securities of pharmaceutical, biopharmaceutical and biotechnology companies, have historically been highly volatile. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in our operating results, future sales of our common stock, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and general market conditions may have a significant effect on the market price of our common stock.

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
ITEM 1B: UNRESOLVED STAFF COMMENTS
          Not Applicable.
ITEM 2: PROPERTIES
          Our corporate offices comprise approximately 21,500 square feet and are located in Danbury, Connecticut. We lease these offices under a lease that expires December 30, 2006. We intend to extend the term of this lease through December 30, 2008 by providing written notice to the landlord as provided by the terms of the lease agreement.
          We have also leased research facilities, comprising approximately 15,000 square feet, in Patterson, New York, which we owned prior to the sale of our excipient business to Josef Rettenmaier Holding GmbH & Co. KG. in 2003. Our agreement with Rettenmaier is scheduled to expire on February 26, 2007; however, we intend to extend the term of this lease through February 26, 2008, as provided by the terms of the lease agreement.
          The space we currently lease in Danbury, Connecticut and Patterson, New York is adequate for our present needs.
ITEM 3: LEGAL PROCEEDINGS
          Not Applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table sets forth the names, ages and positions of our executive officers.

NAME	AGE	TITLE	DATES
Jennifer L. Good	41	President and Chief Operating Officer	2005 — current

		Senior Vice President, Finance and Chief Financial Officer	1997 — 2005

Anand R. Baichwal, Ph.D.	51	Senior Vice President, Licensing and Chief Scientific Officer	2006 — current

		Senior Vice President, Research & New Technology Development and Chief Scientific Officer	1997 — 2006

Alan F. Joslyn, Ph.D.	47	Senior Vice President, Research & Development	2004 — current

		Vice President, Internal Medicine, Johnson & Johnson Pharmaceutical Research & Development	2002 — 2004

		Vice President, Global Drug Development, Janssen Research Foundation	2000 — 2001

NAME	AGE	TITLE	DATES
Theodor Rozsa, J.D., MB.A.	54	Senior Vice President, Business Development	2005 — current

		President and Chief Executive Officer of Rose Laboratories, a privately owned manufacturer of generic pharmaceuticals	1998 — 2005

Thomas Sciascia, M.D.	52	Senior Vice President and Chief Medical Officer	2001 — current

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock, $.001 par value, is listed with and trades on the Nasdaq National Market under the symbol “PPCO.” The high and low sale prices of our common stock during 2005 and 2004 are set forth below. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
PERIOD 2005
Quarter Ended March 31	$12.91	$9.75
Quarter Ended June 30	$13.80	$10.29
Quarter Ended September 30	$17.59	$10.20
Quarter Ended December 31	$20.00	$15.02

PERIOD 2004
Quarter Ended March 31	$19.40	$13.80
Quarter Ended June 30	$18.20	$10.00
Quarter Ended September 30	$13.90	$8.88
Quarter Ended December 31	$13.17	$8.94
          On March 9, 2006, we had 696 shareholders of record.
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

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues	$6,213	$5,108	$4,678	$5,537	$5,796
Cost of revenues	39	104	169	170	243
Gross profit	6,174	5,004	4,509	5,367	5,553
Selling, general and administrative	13,247	9,485	10,361	7,568	6,358
Research and product development	17,797	20,205	20,590	16,955	16,190
Loss from continuing operations before cumulative effect of change in accounting principle	(22,898)	(23,785)	(26,006)	(19,028)	(16,814)
Earnings from discontinued operations, net of income tax expense	—	—	177	1,929	833
Gain on sale of discontinued operations	—	—	9,894	—	—

Total discontinued operations	—	—	10,071	1,929	833
Net loss	$(22,898)	$(23,785)	$(15,935)	$(17,099)	$(15,981)

Basic and diluted loss per share:
Continuing operations	$(1.05)	$(1.28)	$(1.56)	$(1.23)	$(1.21)
Discontinued operations	—	—	0.60	0.12	0.06

Net loss per share	$(1.05)	$(1.28)	$(0.96)	$(1.11)	$(1.15)

Weighted average shares of common stock outstanding	21,711	18,627	16,678	15,462	13,905

	DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents	$15,917	$14,249	$8,241	$1,629	$11,529
Marketable securities	39,377	60,121	55,652	2,057	9,609
Working capital	53,912	71,946	60,697	26,355	27,059
Total assets	67,021	87,522	78,503	50,220	59,613
Long term obligations-deferred compensation	2,977	3,314	3,104	2,889	2,711
Accumulated deficit	(141,116)	(118,218)	(94,433)	(78,025)	(60,926)
Shareholders’ equity	$60,411	$78,801	$67,696	$31,423	$45,624

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          We develop pharmaceutical products based on innovative proprietary drug delivery technologies. We are focusing our development efforts principally on products that address disorders of the nervous system. The most advanced product in our drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone that we are developing with Endo. We are also developing several additional product candidates designed for the treatment of depression, pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from CHF.
          Oxymorphone ER is a narcotic analgesic that we are developing with Endo using our proprietary TIMERx technology for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. Under the terms of our collaboration with Endo, Endo is responsible for conducting the clinical trials and seeking regulatory approval of oxymorphone ER. In October 2003, the FDA issued an approvable letter in response to the NDA for oxymorphone ER. In the letter, the FDA requested that Endo address certain questions, provide additional clarification and information, and conduct additional clinical trials to further confirm the safety and efficacy of oxymorphone ER. In August 2005 and October 2005, Endo reported the results of two studies that were designed to provide the additional safety and efficacy data requested by the FDA. These trials were conducted to evaluate oxymorphone ER in two distinct groups of patients with chronic low back pain: opioid-naïve patients and opioid-experienced patients. The trial involving opioid-naïve patients was conducted under the FDA’s SPA process. In each of the studies, the primary endpoints of the trial were achieved. These studies demonstrated statistically significant (p<0.0001) differences in pain scores between oxymorphone ER and placebo. In December 2005, Endo submitted a response to the FDA’s approvable letter on its NDA for oxymorphone ER. This submission was accepted for filing as a complete response by the FDA in January 2006. Under PDUFA guidelines, the FDA confirmed to Endo a six-month PDUFA date of June 22, 2006, which is the date by which we expect Endo to receive an action letter from the FDA on this filing. If the FDA approves oxymorphone ER in the second quarter of 2006, we expect Endo to begin marketing oxymorphone ER in the second half of 2006.
          We have incurred net losses since 1994. As of December 31, 2005, our accumulated deficit was approximately $141.1 million. We expect operating losses and negative cash flows to continue until substantial sales of oxymorphone ER or other products commercialized using drug delivery technologies occur. A substantial portion of our revenues through February 27, 2003 were generated from sales of our pharmaceutical excipient product line. During 2003 through the date that we sold our excipient business, sales of our excipient products generated positive cash flows from operations, although as a whole we had negative cash flows from operations. Since February 27, 2003, we have not derived any revenues from the excipient business. Our revenues since February 27, 2003 have been generated primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
•	the successful commercialization of oxymorphone ER;

•	royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL;

•	the level of our investment in research and development activities; and

•	the successful development and commercialization of product candidates other than oxymorphone ER in our portfolio.
          Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using drug delivery technologies. We also expect to expend resources on the expansion of our own drug delivery technologies, as well as on new technologies obtained through in-licenses or acquisition. Our spending in the area of new technology however, is discretionary and is subject to identifying appropriate opportunities, as well as the availability of funds from our operations, cash resources, collaborative research and development arrangements and external financing.
          Our results of operations may fluctuate from quarter to quarter depending on, if and when oxymorphone ER is approved, the amount and timing of royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, the volume and timing of shipments of formulated bulk TIMERx, if any, the variations in payments under our collaborative agreements, and on the amount and timing of our investment in research and development activities.
          Effective January 1, 2006, all share-based payments to employees, including grants to employees of stock options, will be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”. While there are a number of factors which could affect our estimate, we expect the impact of the adoption of SFAS 123R to approximate $5.3 million of additional compensation expense in 2006. This compensation expense will be allocated between selling, general and administrative expense, and research and product development expense.
          Prior to February 27, 2003, we also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, we sold substantially all of the assets used in our excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG. We received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. We received $1.0 million of the $2.25 million promissory note in April 2003 and the balance in May 2004. We used approximately $5.5 million of proceeds of the sale of our excipient business to repay outstanding debt. Commencing in the first quarter of 2003, we reported the operating results of the excipient business as a discontinued operation. As a result of the sale of the excipient business, our audited consolidated financial statements included in this annual report on Form 10-K present our excipient business as a discontinued operation for 2003.
          In July 2005, our licensing agreement with Prism Pharmaceuticals, Inc., or Prism, relating to PW2101, a beta blocker that we were developing for the treatment of hypertension and angina, was terminated. Under the terms of the licensing agreement, we granted Prism an exclusive license under certain of our intellectual property, to develop, make, use and commercialize PW2101 in the United States and Canada for all indications except the treatment and/or prophylaxis of migraine. Prism made a non-refundable $4.0 million payment to us upon signing the license agreement in April 2005, and agreed to pay us milestone payments upon achievement of milestones related to FDA approval and launch of PW2101, and royalties on net sales. Upon receipt, we deferred the recognition of any revenue on the $4.0 million received from Prism.
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
          Non-refundable contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees we received which had been deferred, are generally recognized in full.
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
          These estimates involve identifying services, which have been performed on our behalf, and estimating the level of service performed and associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of service incurred by such service providers. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are subject our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.
     Deferred Taxes — Valuation Allowance
          We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At December 31, 2005, we had recorded full valuation allowances totaling approximately $51.6 million against our net deferred tax assets.
     Impairment of Long-Lived Assets
          For purposes of recognizing and measuring impairment of our long-lived assets, including intangible assets such as our intellectual property, we assess the recoverability of the carrying amount of these assets whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. We measure the impairment related to long-lived assets by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Estimated cash flow assumptions include profitability projections provided by our marketing partners or developed internally, based upon historical revenues or projected market share for new products. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.
Results of Operations for Years Ended December 31, 2005, 2004 and 2003
     Revenues

		Percentage		Percentage
		Increase		Increase
		(Decrease)		(Decrease)
	2005	from 2004	2004	from 2003	2003
	(in thousands, except percentages)
Royalty and Licensing Fees	$6,213	27%	$4,882	16%	$4,223
Product Sales	—	(100)%	226	(50)%	455

Total Revenues	$6,213	22%	$5,108	9%	$4,678

          In 2005, royalties and licensing fees included $2.25 million in revenue recognized under our license agreement with Prism, which was terminated in July 2005, and $3.9 million of royalties from Mylan on its sales of Pfizer’s 30mg generic version of Procardia XL. Substantially all of the royalty and licensing fees for 2004 and 2003 were generated from royalties received from Mylan. These royalties from Mylan decreased in 2005 as compared to 2004 as a result of a decrease in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL, due primarily to a reduction in sales volume attributable to reduced purchases by a customer. Royalty and licensing fees increased in 2004 from 2003 primarily due to higher royalties resulting from Mylan’s increased net sales of Pfizer’s 30 mg generic version of Procardia XL.
          Our product sales consist of sales of formulated bulk TIMERx to our collaborators. We had no sales of formulated bulk TIMERx in 2005. TIMERx sold in 2004 and 2003 was primarily for inclusion in Slofedipine XL, a drug marketed in the U.K. and Italy by Sanofi-Aventis S.A., or Sanofi. We are not aware if Sanofi is continuing to market Slofedipine XL, as we have not sold bulk TIMERx to Sanofi since early 2004, and it is unclear if and when they will resume ordering bulk TIMERx.

     Selling, General and Administrative Expense
          Selling, general and administrative, or SG&A, expenses increased by 40% in 2005 to $13.2 million as compared to $9.5 million in 2004. This increase was primarily due to a one-time charge of approximately $3.0 million in the first quarter of 2005 that we recorded in connection with the agreement we entered into with Tod Hamachek, our former Chairman and Chief Executive Officer, upon his resignation in February 2005. This $3.0 million charge included a non-cash charge of approximately $2.4 million related to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek. The increase in SG&A expenses in 2005 was also due to increased professional fees of approximately $600,000, primarily related to market research activities, and increased directors’ fees of approximately $345,000, of which approximately $280,000 was non-cash and related to stock-based compensation.
          SG&A expenses decreased by 8% in 2004 to $9.5 million as compared to $10.4 million for 2003. The decrease was primarily due to decreases in professional fees, largely reflecting the impact of expenses associated with a strategic consulting project completed in 2003, and a decrease in our share of pre-launch marketing expenses for oxymorphone ER reflecting our discontinuation of the funding of Endo’s pre-launch marketing expenses for oxymorphone ER effective April 2003.
     Research and Product Development Expenses
          Total research and product development expenses were $17.8 million in 2005, compared with $20.2 million in 2004, a decrease of $2.4 million. This decrease was primarily due to a decrease in spending on PW2101 in 2005. The decrease was partially offset by increased spending on our products in clinical development and on the development of other Phase I compounds intended for the treatment of disorders of the nervous system, increased compensation costs of research and product development personnel and a write-off of inventory primarily related to a change in specifications for our TIMERx material.
          Total research and product development expenses were $20.2 million in 2004, compared with $20.6 million in 2003, a decrease of $0.4 million. This decrease was primarily due to a decrease in spending on oxymorphone ER in 2004. The decrease was partially offset by increased spending on the development of Phase I compounds intended for the treatment of disorders of the nervous system and a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology.

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2005	2004	2004	2003	2003
	(in thousands, except percentages)
Oxymorphone ER	$—	—%	$—	(100)%	$1,947
PW2101	1,817	(80)%	9,228	(2)%	9,443
Nalbuphine ER	1,184	451%	215	216%	68
Torsemide ER	1,043	181%	371	960%	35
Venlafaxine ER	921	232%	277	1,159%	22
Phase I Products and Internal Costs	11,154	53%	7,296	8%	6,731
Research and New Technology Development	1,678	(40)%	2,818	20%	2,344

Total Research and Product Development Expense	$17,797	(12)%	$20,205	(2)%	$20,590

          In the preceding table, research and development expenses are set forth in the following seven categories:
•	Oxymorphone ER — These expenses reflect our direct external expenses relating to the development of oxymorphone ER. These expenses consist primarily of payments to third parties, including payments to Endo for our share of development costs under our collaboration agreement with Endo. We did not have any research and development expenses related to oxymorphone ER in 2005 or 2004 and have not incurred any research and development expenses related to oxymorphone ER since April 17, 2003 when we discontinued our funding of the development of oxymorphone ER. Research and development expenses in 2003 related to the costs of clinical trials of oxymorphone ER. We do not expect to incur any additional research and development expenses relating to oxymorphone ER unless we resume our participation in the funding of the expenses of oxymorphone ER. We anticipate that we may resume funding upon the drug’s approval by the FDA.
•	PW2101 — These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101, including our development work related to the qualification of an alternative manufacturing site, and the preparation of the NDA for PW2101. These expenses approximated 10% of our research and development expenses for 2005. Our PW2101 expenses were lower than in 2004 and 2003 primarily because our research and development expenses in 2004 and 2003 included costs associated with the pivotal clinical trials of PW2101, which were completed in early 2005. We received a nonapprovable letter on this drug in 2005, and we discontinued development work on PW2101 in the second quarter of 2005. Expenses for 2005 included a write-down of $118,000 relating to the impairment of patents covering PW2101 that we determined no longer had value. We do not expect to incur additional research and development expenses with respect to PW2101 in future periods.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses consist primarily of payments to third parties in connection with clinical trials of nalbuphine ER and approximated 7% of our research and development expenses in 2005. The expenses for this compound have increased in 2005 from 2004 and 2003 levels, as the drug has advanced from Phase I through Phase IIa clinical trials. In 2006, we expect our research and product development expenses relating to nalbuphine ER to increase as we manufacture clinical supplies for and commence a Phase IIb trial.

•	Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consist primarily of payments to third parties in connection with clinical trials of torsemide ER and approximated 6% of our research and development expenses in 2005. The expenses for this compound increased in 2005 from 2004 and 2003 levels, as the drug has advanced from Phase I into Phase IIa clinical trials. In 2006, we expect to determine whether to continue development of this product on our own or whether to seek a collaborator to complete the development work. If we continue development of torsemide ER on our own, we expect our research and product development expenses relating to toresemide ER to increase as we manufacture registration batches and commence the pivotal trial.

•	Venlafaxine ER — These expenses reflect our direct external expenses relating to the development of venlafaxine ER. These expenses consist primarily of payments to third parties in connection with the manufacture of venlafaxine ER, including the costs of the active drug and approximated 5% of our research and development expenses in 2005. The expenses for this compound have increased in 2005 from 2004 and 2003 levels as the drug has advanced from Phase I clinical trials into full clinical development. In 2006, we expect our research and product development expenses relating to venlafaxine ER to increase as we complete the manufacturing of registration batches and conduct the pivotal studies, which we believe will consist of three additional Phase I studies.

•	Phase I Products and Internal Costs — These expenses primarily reflect our expenses such as salaries and benefits of our product development personnel, including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs increased in 2005 over 2004, and in 2004 over 2003, primarily as a result of an increase in the number of Phase I product candidates in our pipeline, an increase in external costs incurred in connection with proof-of-principle biostudies for these Phase I product candidates, increased costs associated with an increase in the number of employees engaged in our product development efforts and $497,000 in write-offs of inventory, primarily related to a change in specifications for TIMERx in the second quarter of 2005. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.
•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project. These expenses decreased in 2005 from 2004, primarily due to lower personnel costs associated with redeploying personnel that were previously performing research and new technology development activities, to the development of Phase I candidates, as well as a $410,000 write-down recorded in the second quarter of 2004 related to the impairment of certain patents covering our inhalation technology we determined to no longer have value, with no similar charge recorded in 2005. These expenses increased in 2004 over 2003 primarily due to the $410,000 write-down noted above, as well as our continued focus on the expansion of the applications of our TIMERx technology, and legal expenses and amortization associated with our intellectual property.
          There can be no assurance that any of our products will advance through the clinical development process and be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development process and the uncertainties involved in obtaining governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.
     Tax Rates
          For continuing operations, the effective tax rates for 2005, 2004 and 2003 were essentially zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit due primarily to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses, and foreign income taxes.
Liquidity and Capital Resources
     Sources of Liquidity
          Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, sales of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of December 31, 2005, we had cash, cash equivalents, and short-term investments of $55.3 million. We have no committed sources of capital.
          We are a party to an agreement with Endo with respect to the development and commercialization of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-launch marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in 2005 or 2004, and do not expect to incur any significant expenses relating to oxymorphone ER in 2006 unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development and marketing costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We anticipate that once oxymorphone ER receives approval from the FDA, we may reimburse Endo for these unfunded costs and resume the funding of marketing costs. We estimate that through November 30, 2005 these unfunded costs approximated $22.3 million. We expect this unfunded amount to increase for the additional costs associated with Endo’s complete response to the approvable letter submitted in December 2005 and as Endo incurs pre-launch marketing costs.
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
     Cash Flows
          We had negative cash flow from operations for 2005 of $20.1 million, primarily due to the net loss of $22.9 million we had in the period which included depreciation and amortization of $1.5 million, inventory and patent write-offs of $634,000 and a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek in connection with his resignation in February 2005. Operating cash flows in 2005 also included approximately $2.7 million in the net pay-down of accounts payable and accrued expenses. We had negative cash flow from operations for 2004 of $22.9 million, primarily due to the net loss of $23.8 million in the period.
          In 2005, net cash provided by investing activities totaled $20.3 million, primarily reflecting sales and maturities of marketable securities, net of purchases, of $21.0 million. In addition, investing activities in 2005 also reflected $276,000 in net capital expenditures for the acquisitions of fixed assets primarily related to laboratory equipment for drug development activities as well as costs incurred for information technology. Funds expended for patents totaled $479,000 and included costs to secure patents on technology and products developed by us. In 2004, net cash used in investing activities totaled $5.4 million primarily due to our net investment in marketable securities of $4.7 million. In addition, investing activities in 2004 also reflected $1.2 million in capital expenditures for the acquisitions of fixed assets primarily related to laboratory equipment for drug development activities, as well as costs incurred for information technology and leasehold improvements made to our office facility in Danbury, Connecticut. Funds expended for patents totaled $643,000 and include costs to secure patents on technology and products developed by us. In addition in 2004, we received $1.2 million for the remaining balance of the promissory note issued in consideration for the excipient business.

          In 2005, financing activities provided $1.5 million in cash, primarily due to net cash proceeds from stock option exercises. In 2004, financing activities provided $34.2 million in cash, primarily due to net cash proceeds from the private placement of our common stock in December 2004.
     Funding Requirements
          We anticipate that, based on our current operating plan, and excluding any potential revenues from oxymorphone ER, and excluding any reimbursement to Endo for unfunded oxymorphone ER costs and the continued funding thereafter, our existing capital resources and anticipated internally generated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through the second half of 2007. We expect our investment in capital expenditures in 2006 to increase from 2005 levels to approximately $1.2 million, primarily for laboratory equipment for our drug development activities. In 2006, we expect funds to be expended for patents to approximate 2005 levels.
          Our requirements for capital in our business are substantial and will depend on many factors, including:
•	whether oxymorphone ER is approved on a timely basis, or at all;

•	the costs and timing of adding product candidates or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of capital expenditures.
          If we determine to resume our participation in the funding of oxymorphone ER, or to acquire additional product candidates or technologies, we may need to seek additional funding through collaborative agreements or research and development arrangements, or through public or private financings of equity or debt securities.
          We plan to meet our long-term cash requirements through our existing cash balance, revenues from collaborative agreements, as well as through financings. In July 2005, we filed a registration statement on Form S-3 with the SEC, which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by us, of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million.
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
     Contractual Obligations
          Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, purchase obligations primarily relating to clinical development and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of December 31, 2005 (in thousands).

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$704	$671	$33	$—	$—
Purchase Obligations	1,155	1,116	39	—	—
Deferred Compensation, including current portion	3,268	291	582	582	1,813

Total	$5,127	$2,078	$654	$582	$1,813

          Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments.
          We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. During 2006, we expect to begin drawing down against the cash surrender values of these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3.2 million as of December 31, 2005.
Net Operating Loss Carryforwards
          At December 31, 2005, we had federal net operating loss, or NOL, carryforwards of approximately $119.0 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.4 million, $13.5 million, $22.8 million and $21.9 million expire in 2018, 2019, 2020, 2021, 2022, 2023, 2024 and 2025, respectively. In addition, we had research and development tax credit carryforwards of approximately $4.5 million of which $67,000, $359,000, $341,000, $777,000, $828,000, $858,000, $760,000 and $502,000 expire in 2018, 2019, 2020, 2021, 2022, 2023, 2024 and 2025, respectively. The use of the NOLs and research and development tax credit carryforwards are limited to our future taxable earnings. For financial reporting purposes, at December 31, 2005 a valuation allowance of $51.6 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.
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

          The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment grade credit ratings and places certain restrictions on maturities and concentration by issuer.
          At December 31, 2005, marketable securities consisted primarily of corporate debt and U.S. Government-agency backed discounted notes, and approximated $39.4 million. Marketable securities included auction rate securities totaling $1.6 million which have no contractual maturity dates. Liquidity in these instruments is provided from third parties (buyers and sellers in an auction system) generally every one to three months at which time their interest rates, or dividend rates for preferred securities, are reset. All of our other marketable securities had maturity dates of up to sixteen months. Due to the relatively short-term maturities of these securities, or auction system liquidity in the case of the auction rate securities, management believes there is no significant market risk. At December 31, 2005, market values approximated carrying values. At December 31, 2005 we had approximately $55.3 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $553,000.
          At December 31, 2004, marketable securities consisted primarily of corporate debt, U.S. Government-agency backed discounted notes and municipal securities, and approximated $60.1 million.
Recent Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is our practice under SFAS 123, will not be permitted after 2005. We plan to follow the “modified prospective” method of adoption of SFAS 123R whereby operating results for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published operating results. We have adopted SFAS 123R effective January 1, 2006, as required.
          As permitted by SFAS 123, we currently account for share-based compensation to employees under the APB 25 intrinsic value method and generally recognize no compensation expense for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair values assigned thereto. While there are a number of factors that could affect our estimate, we expect the impact of the adoption of SFAS 123R to approximate $5.3 million in 2006. As permitted by SFAS 123, we use the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting.
          In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. Such a change would require a company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our results of operations and financial position.
          In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is not expected to have a material effect on our results of operations, financial position or cash flows.
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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

/s/ Jennifer L. Good	March 6, 2006

Jennifer L. Good
President and Chief Operating Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Penwest Pharmaceuticals Co.
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Penwest Pharmaceuticals Co. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penwest Pharmaceuticals Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Penwest Pharmaceuticals Co. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Penwest Pharmaceuticals Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Stamford, Connecticut
March 6, 2006

ITEM 9B. OTHER INFORMATION
          Not Applicable.
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information set forth under “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
          Information regarding our executive officers is set forth in Part I, under the caption “Executive Officers of the Registrant.”
ITEM 11: EXECUTIVE COMPENSATION
          The information set forth under “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under the Equity Compensation Plans” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information relating to certain relationships and related transactions set forth under “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information set forth under “Independent Auditor Fees and Other Matters” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements and Financial Statement Schedule

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K.

The consolidated balance sheets as of December 31, 2005 and 2004 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2005.

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

Penwest Pharmaceuticals Co.

Date: March 13, 2006	/s/ Jennifer L. Good

Jennifer L. Good, President and Chief Operating Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2006	/s/ Jennifer L. Good

Jennifer L. Good, President and Chief Operating Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: March 13, 2006	/s/ Paul E. Freiman

Paul E. Freiman, Chairman of the Board

Date: March 13, 2006	/s/ Peter F. Drake

Peter F. Drake, Ph.D., Director

Date: March 13, 2006	/s/ Rolf H. Henel

Rolf H. Henel, Director

Date: March 13, 2006	/s/ Robert J. Hennessey

Robert J. Hennessey, Director

Date: March 13, 2006	/s/ John N. Staniforth

John N. Staniforth, Ph.D., Director

Date: March 13, 2006	/s/ Anne M. VanLent

Anne M. VanLent, Director

APPENDIX A
PENWEST PHARMACEUTICALS CO.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Penwest Pharmaceuticals Co.
We have audited the accompanying consolidated balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penwest Pharmaceuticals Co. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penwest Pharmaceuticals Co.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Stamford, Connecticut
March 6, 2006

PENWEST PHARMACEUTICALS CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	DECEMBER 31,
	2005	2004
	(see Note 2 - Basis of
	Presentation)
ASSETS
Current assets:
Cash and cash equivalents	$15,917	$14,249
Marketable securities	39,377	60,121
Trade accounts receivable	942	1,126
Inventories	140	643
Prepaid expenses and other current assets	1,112	1,143

Total current assets	57,488	77,282
Fixed assets, net	2,990	3,674
Patents, net	3,383	3,504
Cash surrender value of life insurance policy	3,160	3,062

Total assets	$67,021	$87,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,064	$2,396
Accrued expenses	1,722	1,966
Accrued development costs	499	974
Deferred compensation – current portion	291	—

Total current liabilities	3,576	5,336
Deferred revenue	57	71
Deferred compensation	2,977	3,314

Total liabilities	6,610	8,721
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 21,889,940 shares at December 31, 2005 and 21,692,730 shares at December 31, 2004	22	22
Additional paid in capital	201,659	197,097
Accumulated deficit	(141,116)	(118,218)
Accumulated other comprehensive loss	(154)	(100)

Total shareholders’ equity	60,411	78,801

Total liabilities and shareholders’ equity	$67,021	$87,522

See accompanying notes

PENWEST PHARMACEUTICALS CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(see Note 2 - Basis of Presentation)
Revenues
Royalties and licensing fees	$6,213	$4,882	$4,223
Product sales	—	226	455

Total revenues	6,213	5,108	4,678

Cost of revenues	39	104	169

Gross profit	6,174	5,004	4,509
Operating expenses
Selling, general and administrative	13,247	9,485	10,361
Research and product development	17,797	20,205	20,590

Total operating expenses	31,044	29,690	30,951

Operating loss from continuing operations	(24,870)	(24,686)	(26,442)
Investment income	1,974	906	476
Interest expense	—	—	34

Loss from continuing operations before income tax expense	(22,896)	(23,780)	(26,000)
Income tax expense	2	5	6

Loss from continuing operations	(22,898)	(23,785)	(26,006)
Earnings from discontinued operations, net of income tax expense of $26 for 2003	—	—	177
Gain on sale of discontinued operations	—	—	9,894

Total discontinued operations	—	—	10,071

Net loss	$(22,898)	$(23,785)	$(15,935)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(1.05)	$(1.28)	$(1.56)
Discontinued operations	—	—	0.60

Net loss	$(1.05)	$(1.28)	$(0.96)

Weighted average shares of common stock outstanding	21,711	18,627	16,678

See accompanying notes

PENWEST PHARMACEUTICALS CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	(LOSS) INCOME	TOTAL
Balances, December 31, 2002	15,506	$16	$110,000	$(78,025)	$(568)	$31,423

Net loss	—	—	—	(15,935)	—	(15,935)
Translation adjustments	—	—	—	—	110	110
Accumulated foreign currency translation adjustments of discontinued operations sold	—	—	—	(473)	473	—
Changes in unrealized gain on marketable securities	—	—	—	—	28	28

Comprehensive loss	—	—	—	—	—	(15,797)
Issuance of common stock pursuant to an equity financing, net	2,508	2	49,302	—	—	49,304
Issuance of common stock pursuant to stock compensation plans	400	—	2,662	—	—	2,662
Issuance of common stock pursuant to Stock Purchase Plan	9	—	104	—	—	104

Balances, December 31, 2003	18,423	18	162,068	(94,433)	43	67,696

Net loss	—	—	—	(23,785)	—	(23,785)
Changes in unrealized gain/loss on marketable securities	—	—	—	—	(143)	(143)

Comprehensive loss	—	—	—	—	—	(23,928)
Issuance of common stock pursuant to an equity financing, net	3,125	4	32,795	—	—	32,799
Issuance of common stock pursuant to stock compensation plans	130	—	2,081	—	—	2,081
Issuance of common stock pursuant to Stock Purchase Plan	15	—	153	—	—	153

Balances, December 31, 2004	21,693	22	197,097	(118,218)	(100)	78,801

Net loss	—	—	—	(22,898)	—	(22,898)
Changes in unrealized loss on marketable securities	—	—	—	—	(54)	(54)

Comprehensive loss	—	—	—	—	—	(22,952)
Issuance of common stock pursuant to stock compensation plans	183	—	2,027	—	—	2,027
Stock compensation charge in connection with modification of stock options	—	—	2,398	—	—	2,398
Issuance of common stock pursuant to Stock Purchase Plan	14	—	137	—	—	137

Balances, December 31, 2005	21,890	$22	$201,659	$(141,116)	$(154)	$60,411

See accompanying notes

PENWEST PHARMACEUTICALS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(see Note 2 - Basis of Presentation)
Operating activities:
Net loss	$(22,898)	$(23,785)	$(15,935)
Less earnings from discontinued operations, net of tax expense	—	—	(177)
Less gain on sale of discontinued operations	—	—	(9,894)

Loss from continuing operations	(22,898)	(23,785)	(26,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	987	1,042	679
Amortization	464	410	219
Inventory reserves	497	75	113
Patent impairment losses	137	417	5
Deferred income taxes	—	—	(118)
Deferred revenue	(14)	(14)	(53)
Deferred compensation	194	211	215
Stock compensation	3,083	297	110
Changes in operating assets and liabilities:
Trade accounts receivable	184	27	(35)
Inventories	5	(62)	(308)
Accounts payable, accrued expenses and other	(2,700)	(1,505)	2,112

Net cash used in continuing operations operating activities	(20,061)	(22,887)	(23,067)
Net cash provided by discontinued operations operating activities	—	—	874

Net cash used in operating activities	(20,061)	(22,887)	(22,193)

Investing activities:
Proceeds from sale of discontinued operations, net of transaction costs of $1,351 paid in 2003	—	1,250	36,900
Acquisitions of fixed assets, net	(276)	(1,226)	(1,810)
Patent costs	(479)	(643)	(965)
Purchases of marketable securities	(51,499)	(57,681)	(62,170)
Proceeds from maturities of marketable securities	47,054	17,795	7,299
Proceeds from sales of marketable securities	25,450	35,150	1,100

Net cash provided by (used in) continuing operations investing activities	20,250	(5,355)	(19,646)
Net cash used in discontinued operations investing activities	—	—	(97)

Net cash provided by (used in) investing activities	20,250	(5,355)	(19,743)

Financing activities:
Proceeds from loans and notes payable	—	—	1,354
Repayments of loans and notes payable	—	—	(7,047)
Issuance of common stock, net	1,479	34,250	51,960
Net cash provided by discontinued operations financing activities	—	—	2,249

Net cash provided by financing activities	1,479	34,250	48,516

Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	—	32

Net increase in cash and cash equivalents	1,668	6,008	6,612
Cash and cash equivalents at beginning of year	14,249	8,241	1,629

Cash and cash equivalents at end of year	$15,917	$14,249	$8,241

See accompanying notes

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary drug delivery technologies. The Company is focusing its development efforts principally on products that address disorders of the nervous system. The most advanced product in the Company’s drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone that the Company is developing with Endo Pharmaceuticals Inc. Oxymorphone ER is a narcotic analgesic using our proprietary TIMERx technology for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. The Company is also developing several additional product candidates designed for the treatment of depression, pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure. The Company conducts its business primarily in North America.
     Prior to February 27, 2003, Penwest also developed, manufactured and distributed branded pharmaceutical excipients, which are the inactive ingredients in tablets and capsules, primarily consisting of binders, disintegrants and lubricants. On February 27, 2003, Penwest sold substantially all of the assets used in the Company’s excipient business to subsidiaries and affiliates of Josef Rettenmaier Holding GmbH & Co. KG (the “Asset Sale”). The Company received $39.5 million in cash and a promissory note for $2.25 million in consideration for the excipient business. In April 2003, the Company received $1.0 million under the promissory note and received the balance of $1.25 million in May 2004. The Company used approximately $5.5 million of proceeds of the sale of its excipient business to repay debt (see Note 8). As a result of the Asset Sale, the accompanying consolidated financial statements present Penwest’s excipient business as a discontinued operation for 2003 (see Note 14).
     The Company has incurred net losses since 1994. As of December 31, 2005, the Company’s accumulated deficit was approximately $141.1 million. The Company expects operating losses and negative cash flows to continue until substantial sales of oxymorphone ER or other products commercialized utilizing TIMERx technology or other technologies occur. A substantial portion of the Company’s revenues through February 27, 2003 were generated from sales of the Company’s pharmaceutical excipient product line. During 2003 through the Asset Sale date, sales of its excipient products generated positive cash flows from operations, although the Company as a whole had negative cash flows from operations. Since February 27, 2003, the Company has not derived any revenues from the excipient business. Accordingly, the Company’s revenues for 2003, 2004 and 2005 were generated primarily from royalties received from Mylan Pharmaceuticals Inc. The Company’s future profitability will depend on several factors, including the successful commercialization of oxymorphone ER, royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, the level of its investment in research and development activities and the successful development and commercialization of product candidates other than oxymorphone ER.
     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of products based on the Company’s proprietary drug delivery technologies, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Penwest and its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated. As a result of the Asset Sale,

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the accompanying consolidated financial statements present Penwest’s excipient business as a discontinued operation for 2003 (see Note 14).
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.
Cash and Cash Equivalents
     All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.
Marketable Securities
     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its marketable securities as available-for-sale securities. Such securities are stated at fair value and primarily consist of corporate bonds, commercial paper, discounted notes backed by U.S. government agencies and municipal securities. Unrealized holding gains or losses are included in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to compute the realized gains and losses, if any, on marketable securities.
Credit Risk and Fair Value of Financial Instruments
     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that generally have significant cash resources. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. One customer of the Company accounted for approximately 63%, 94% and 88% of total revenues in 2005, 2004 and 2003, respectively. Another customer of the Company accounted for approximately 36% of total revenues for 2005, and another customer of the Company accounted for approximately 11% of total revenues for 2003.
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
     The carrying value of financial instruments, which includes cash, cash equivalents, marketable securities, receivables and accounts payable, approximates fair value due to the short term nature of these instruments or their liquidity provided in the case of auction rate securities (see Note 4).
Inventories
     Inventories, which consist of raw materials and manufactured bulk TIMERx finished products are stated at the lower of cost (first-in, first-out) or market. The costs of any such raw materials and finished products acquired for research and development activities that also have alternative future uses are capitalized when acquired. The Company periodically reviews and quality tests its inventory to identify obsolete, slow moving or otherwise

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
unsaleable inventories and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Inventory allowances or write-offs associated with development projects are charged to research and product development expense prior to regulatory approval. The Company records pre-commercial sales of its bulk TIMERx to its development project collaborators as an offset to research and product development expense in situations where cost-sharing arrangements exist. These sales were not material in 2005, 2004 or 2003.
Long-Lived Assets
     Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives or over the lease term, if shorter, for leasehold improvements. Estimated useful lives by class of assets are substantially as follows:

Machinery and equipment	5-10 years
Office furniture, equipment and software	3-10 years
Leasehold improvements	1-3 years
     The Company reviews the recoverability of its long-lived assets, including definite-lived intangible assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. For purposes of recognizing and measuring impairment, the Company evaluates long-lived assets based upon the lowest level of independent cash flows ascertainable to evaluate impairment. If the sum of the undiscounted future cash flows expected over the remaining asset life is less than the carrying value of the assets, the Company may recognize an impairment loss. The impairment related to long-lived assets is measured as the amount by which the carrying amount of the assets exceeds the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.
Foreign Currencies
     The assets and liabilities, and operating results of the Company’s foreign operations were reported as discontinued operations as a result of the Asset Sale. Assets and liabilities of the Company’s foreign operations were translated into U.S. dollars at year-end exchange rates, and revenue and expenses were translated at average exchange rates. For each of the foreign operations, the functional currency was the local currency. Accumulated other comprehensive (loss) income includes the cumulative translation adjustments, which is a component of other comprehensive loss included in the Company’s financial statements. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations. There were no foreign currency translation gains or losses in 2005 and 2004, and foreign currency transaction gains and losses were not significant in each year in the three year period ended December 31, 2005.
Accumulated Other Comprehensive (Loss) Income
     Accumulated other comprehensive (loss) income at December 31, 2005 and 2004 consisted of unrealized losses on marketable securities, and at December 31, 2003, consisted of the Company’s foreign currency translation adjustments and net unrealized gains on marketable securities.
Income Taxes
     The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during 2005, 2004 and 2003, as such losses were offset by valuation allowances.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
Revenue Recognition
     Royalties and licensing fees - The Company recognizes revenues from non-refundable upfront licensing fees received under collaboration agreements ratably over the development period of the related collaboration agreement when this period involves development risk associated with the incomplete stage of a product’s development, or over the estimated or contractual licensing and supply term when there exists an obligation to supply inventory for manufacture. Non-refundable milestone fees received for the development funding of a product are partially recognized upon receipt based on the Company’s proportionate development efforts achieved to date relative to the total expected development efforts and the remainder is generally recognized ratably over the remaining expected development period. The proportionate development efforts achieved are measured by estimating the percentage of work completed that is required of the Company in the development effort for the product. This estimate is primarily derived from the underlying project plans and timelines, developed by qualified personnel who work closely on such projects. In particular, the Company reviews output measures such as job specifications and tasks completed, compared to all such job specifications and tasks outlined for a particular project. Job specifications vary with each project and primarily include development activities regarding initial formulation work, manufacturing scale-up, proof-of-principle biostudies, clinical development and regulatory matters. Non-refundable contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees received by the Company, which had been deferred, are generally recognized in full. Product royalty fees are recognized when earned, as reported by our collaborators, and are generally subject to review or audit by the Company.
     Product sales - The Company recognizes revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in cost of revenues.
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
Per Share Data
     Loss per common share is computed based on the weighted average number of common shares outstanding during the period. For all years reported, diluted loss per share was the equivalent of basic loss per share due to the respective net losses. No dilution for common share equivalents is included in 2005, 2004 and 2003 as the effects

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
would be antidilutive. Such securities, excluded due to their antidilutive effect, are as follows:

	DECEMBER 31,
	2005	2004	2003
	(in thousands of shares)
Stock options outstanding	3,016	2,647	2,437
Restricted stock outstanding	68	50	60

	3,084	2,697	2,497

Stock Based Compensation
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
     The following table reflects pro forma net loss and net loss per share, using the Black-Scholes option-pricing model with the assumptions shown in Note 9, had the Company elected to adopt the fair value approach of SFAS No. 123:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(in thousands, except per share data)
Net loss — as reported	$(22,898)	$(23,785)	$(15,935)
Stock-based compensation expense included in reported net loss	2,939	296	305
Stock-based compensation under fair value method	(3,652)	(3,575)	(3,316)

Net loss — pro forma after stock-based compensation under fair value method	$(23,611)	$(27,064)	$(18,946)

Net loss per share, basic and diluted — as reported	$(1.05)	$(1.28)	$(0.96)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(1.09)	$(1.45)	$(1.14)
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company’s practice under SFAS 123, (see Stock-Based Compensation above) will not be permitted after 2005. The Company plans to follow the “modified prospective” method of adoption of SFAS 123R whereby operating results for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published operating results. The Company has adopted SFAS 123R effective January 1, 2006, as required.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company’s results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair values assigned thereto. While there are a number of factors which could affect the Company’s estimate, Penwest expects the impact of the adoption of SFAS 123R to approximate $5.3 million in 2006. As permitted by SFAS 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on the Company’s cash flow reporting.
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

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. MARKETABLE SECURITIES
     The amortized costs and estimated fair values of marketable securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2005:
Corporate debt securities	$32,472	$—	$113	$32,359
U.S. government agency-backed discounted notes	7,059	—	41	7,018

Total marketable securities	$39,531	$—	$154	$39,377

December 31, 2004:
Corporate debt securities	$32,410	$—	$64	$32,346
U.S. government agency-backed discounted notes	7,019	—	36	6,983
Municipal securities	20,792	—	—	20,792

Total marketable securities	$60,221	$—	$100	$60,121

     Maturities of marketable securities at fair value as of December 31, 2005, are as follows (in thousands):

Contractual maturity:
Maturing in one year or less	$34,328
Maturing after one year through five years	5,049

Total marketable securities	$39,377

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
     A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. Such impairments are charged to the results of operations and a new cost basis for the security is established. Unrealized losses on marketable securities held at December 31, 2005 and 2004 were not deemed other than temporary, as all such securities are investment grade, and management believes the impairments are attributable to increased market rates.
5. INVENTORIES
     Inventories are summarized as follows:

	DECEMBER 31,
	2005	2004
	(in thousands)
Raw materials	$44	$134
Finished products	96	509

Total inventories	$140	$643

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Inventories at December 31, 2005 and 2004 are net of allowances of $208,000 and $85,000, respectively. During 2005, the Company recorded write-offs of inventory totaling approximately $497,000, including $395,000 recorded in the second quarter relating primarily to a change in specifications for TIMERx. Such write-offs are reflected in research and product development expense in the consolidated statements of operations.
     The Company currently has no internal commercial scale manufacturing capabilities. Generally, the Company’s collaborators manufacture the pharmaceutical products, and the Company is responsible for supplying them with bulk TIMERx. The Company has outsourced the commercial manufacture of TIMERx materials to a third-party pharmaceutical company, Draxis Specialty Pharmaceuticals, Inc. (“Draxis”), under a manufacturing agreement that expires in September 2006. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the contract at least six months prior to the end of the then-current term. The Company is currently in discussions with Draxis to secure a longer-term manufacturing and supply agreement. The Company is seeking to qualify a second contract manufacturer as a second source of supply.
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
6. FIXED ASSETS
     Fixed assets at cost, summarized by major categories, consist of the following:

	DECEMBER 31,
	2005	2004
	(in thousands)
Equipment and leasehold improvements	$5,092	$5,487
Software	1,834	1,653
Projects in progress	76	154

	7,002	7,294
Less: accumulated depreciation and amortization	4,012	3,620

	$2,990	$3,674

     The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software, and payroll and payroll-related costs for employees directly associated with the software development project. For the year ended December 31, 2003, the Company capitalized $923,000 of software development costs that are primarily related to the development of the Company’s enterprise-wide software systems. The Company did not capitalize any such costs in 2005 or 2004. The Company includes software development costs within equipment and software, and generally amortizes the software development costs over a period of five years, once the systems are placed in service. Amortization expense related to software development costs totaled $323,000, $313,000 and $151,000 for 2005, 2004 and 2003, respectively. Unamortized software development costs totaled $830,000 and $1,153,000 as of December 31, 2005 and 2004, respectively.
7. PATENTS
     Patents, net of accumulated amortization, consist of the following:

	DECEMBER 31,
	2005	2004
	(in thousands)
Patents, net of accumulated amortization of $1,625 and $1,234	$3,383	$3,504

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Patents include costs to secure patents on technology and products developed by the Company. Patents are amortized on a straight-line basis over their estimated useful lives of 17 to 20 years. Amortization expense of approximately $464,000, $410,000, and $219,000 was recorded in the years ended December 31, 2005, 2004, and 2003, respectively. Estimated amortization expense on existing patent costs is approximately $490,000 for each of the next five years.
     Patents are evaluated for potential impairment whenever events or circumstances indicate that future undiscounted cash flows may not be sufficient to recover their carrying amounts. An impairment loss is recorded to the extent the asset’s carrying value is in excess of the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows. During the years ended December 31, 2005, 2004 and 2003, for continuing operations, the Company recorded impairment losses of approximately $137,000, $417,000 and $5,000, respectively, relating to its patents. The impairment losses recorded in 2005 primarily relate to the write-off of patents in the second quarter of 2005 related to PW2101 which the Company determined no longer had value. The impairment losses recorded in 2004 primarily relate to the write-off of patents in the second quarter of 2004 covering inhalation technology which the Company determined no longer had value. Such impairment losses are reflected in research and product development expense in the consolidated statements of operations.
8. LOANS AND NOTES PAYABLE
Credit Facilities
     On January 17, 2001, the Company completed arrangements for a revolving line of credit (“Revolver”) with a financial institution. Under the terms of the Revolver, the Company could borrow up to $10.0 million as determined by a formula based on the Company’s Eligible Accounts Receivable and Eligible Saleable Inventory, as defined in the agreement. The Revolver had an initial term of three years, and provided for annual renewals thereafter. On February 27, 2003, the Company paid off the outstanding balance of $3.3 million and terminated the Revolver in connection with the sale of its excipient business (see Note 14).
Note Payable to AstraZeneca AB
     As part of the Company’s agreement to acquire assets including trademarks and other intellectual property related to an excipient product, Pruv, for $3 million on October 25, 2002, the Company issued a note to the seller, AstraZeneca AB, in the principal amount of $2.25 million. Under the agreement, the note required the Company to pay all indebtedness outstanding under the note upon the closing of the Asset Sale, which included these assets, and which occurred in February 2003. As a result, this note was paid in full in February 2003 (see Note 14).
Business Insurance Premium Financing
     On September 24, 2002, the Company entered into a Premium Finance Agreement (a “Finance Agreement”) through which it financed approximated $1.1 million of premiums payable in connection with the annual renewal of its general business insurance. Under the Finance Agreement, Penwest repaid the amount financed in equal monthly installments through June 2003, plus interest at a rate of 3.11% per annum.
     Approximately $34,000 of total interest was paid in 2003. No interest was paid by the Company in 2005 and 2004.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. SHAREHOLDERS’ EQUITY
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
     On August 5 and August 6, 2003, the Company completed the sale of a total of 2,507,762 shares of common stock through a private placement to selected institutional investors, resulting in net proceeds to the Company, after fees and expenses, of approximately $49.3 million. In connection therewith, the Company granted the institutional investors additional rights to purchase up to an additional 501,552 shares of common stock at a price of $26.00 per share. These additional investment rights became exercisable on September 12, 2003, and expired on December 9, 2003. None of these additional investment rights were exercised.
Penwest Stock Option Plans
     As of December 31, 2005 the Company had three stock option plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1998 Spin-off Option Plan (the “Spin-off Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The 2005 Plan and the 1997 Plan provide for the grants of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into Common Stock and the grant of stock appreciation rights (collectively “Awards”). Subsequent to the June 1, 2005 shareholder approval of the 2005 Plan, the Company will grant options and issue other securities to employees, directors and consultants under the 2005 Plan, with all then-outstanding options under the 1997 Plan remaining in effect, however no additional awards will be made under the 1997 Plan. A total of 1,650,000 shares of Common Stock may be issued pursuant to Awards granted under the 2005 Plan. Such awards generally may not be granted at an exercise price that is less than the fair market value of the Common Stock on the date of grant, as determined by the Company’s Board of Directors. Stock option awards currently vest over a one to four year period and expire no later than ten years from the date of grant. Restricted stock awards entitle recipients to acquire shares of Common Stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award. Restricted stock awards currently vest over a one to four year period. As of December 31, 2005, a total of 68,000 outstanding shares remain restricted. Under the terms of executive retention agreements entered into with each executive officer, if, within 12 months following a change in control of the Company, the executive’s employment is terminated by the Company other than for cause, death or disability, or by the executive for good reason, as such terms are defined, the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by the Company. The retention agreements terminate if a change in control of the Company does not occur prior to December 31, 2008.
     On August 31, 1998, Penford Corporation (“Penford”) distributed to the holders of Penford common stock, all of the outstanding shares of the Company’s common stock (the “Distribution”). In connection with such transaction, the Company’s 1998 Spin-off Option Plan was adopted in June 1998 to provide for the grant of stock options to employees of Penwest and non-employee directors of Penford who held options to purchase Penford Common Stock as of the Distribution date and who ceased to be employees of Penford under the terms of Penford’s stock option plans. As of the Distribution date, options to purchase 1,000,722 shares of Common Stock were granted to the

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company’s employees and non-employee directors of Penford under the Spin-off Plan. The exercise price and number of options was calculated so as to preserve the Penford options’ approximate value as of the Distribution date. The Board may not grant any additional options under the Spin-off Plan. If any option expires or is terminated, surrendered, canceled or forfeited, the unused Common Stock covered by such option will cease to be available for grant under the Spin-off Plan.
     The following table presents a summary of the Company’s stock option activity and related information for the years ended December 31:

			Weighted
		Option Price	Average
	Shares	Range	Exercise Price
BALANCE, DECEMBER 31, 2002	2,399,114	$3.70-19.76	$9.37

Options Exercisable	1,566,988	$3.70-18.18	$7.66

2003
Granted	539,511	$7.43-21.24	$11.32
Exercised	(334,914)	$4.06-12.75	$7.30
Forfeited	(68,000)	$6.38-19.13	$12.89
Expired	(98,911)	$3.70-15.47	$7.42

BALANCE, DECEMBER 31, 2003	2,436,800	$3.70-21.24	$10.06

Options Exercisable	1,464,472	$3.70-19.76	$9.16

2004
Granted	510,495	$8.30-18.68	$15.09
Exercised	(123,225)	$5.41-15.94	$10.53
Forfeited	(146,100)	$9.90-21.24	$16.34
Expired	(31,000)	$15.47-19.13	$19.01

BALANCE, DECEMBER 31, 2004	2,646,970	$3.70-21.24	$10.56

Options Exercisable	1,754,356	$3.70-21.24	$9.16

2005
Granted	696,000	$10.10-18.44	$12.42
Exercised	(137,502)	$5.41-14.43	$9.64
Forfeited	(165,855)	$9.90-18.96	$12.48
Expired	(24,050)	$9.90-21.24	$16.81

BALANCE, DECEMBER 31, 2005	3,015,563	$3.70-21.24	$10.88

Options Exercisable	2,120,947	$3.70-19.76	$9.99

     The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $6.82, $8.12 and $6.34, respectively.
     The fair value of each option grant in 2005, 2004 and 2003 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	None	None	None
Risk free interest rate	4.1%	3.7%	3.8%
Expected volatility	48%	46%	46%
Expected life of options	7.5 years	7.5 years	7.5 years

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     As of December 31, 2005, the Penwest stock option plans had options outstanding and exercisable by price range as follows:

		Weighted Average
Range of	Options	Remaining Years of	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 3.70 - $ 7.00	911,100	1.6	$6.32	911,100	$6.32
$ 7.01 - $11.00	710,062	5.0	$9.84	464,809	$9.69
$11.01 - $15.00	820,611	6.5	$12.38	441,736	$12.52
$15.01 - $19.00	454,790	6.9	$16.69	203,552	$16.96
$19.01 - $21.24	119,000	5.8	$19.35	99,750	$19.40

	3,015,563	4.7	$10.88	2,120,947	$9.99

     The following table presents a summary of the number and weighted average fair value of restricted shares granted during the years ended December 31:

		Weighted
		Average
	Shares	Fair Value
2003	60,000	$10.05
2004	5,000	$16.39
2005	38,000	$12.52
Employee Stock Purchase Plan
     The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. There were 13,779 shares, 14,612 shares and 8,967 shares issued under the Plan during 2005, 2004 and 2003, respectively.
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

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. COMMITMENTS
Leases
     Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson, New York facility until February 2008. The lease was initially rent-free (plus operating expenses) until February 27, 2005, and since that time, the Company has leased the property pursuant to three successive one-year options at monthly rent payments approximating $14,000, plus operating expenses. On March 7, 2005, the Company signed an amendment to this lease, effective February 27, 2005, increasing its leased space to approximately 15,000 square feet, bringing its monthly rent payments to approximately $15,000, plus operating expenses. In November 2005, Penwest exercised the second of its one year renewal options, extending the current term to February 26, 2007.
     In May 2004, the Company signed a lease amendment to its corporate office lease in Danbury, Connecticut for approximately 21,500 square feet of office space, replacing the office space included in its lease signed in February 2003. This lease, as amended, has an initial term expiring December 30, 2006, with renewal options through December 30, 2008, and requires that monthly rents be paid, including utilities and escalation clauses, in amounts ranging from approximately $39,000 to $42,000 through the initial lease term.
     As of December 31, 2005, certain of the Company’s property and equipment are leased under operating leases ranging from one to four years. Rental expense under operating leases was $848,000, $739,000 and $551,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Of such amounts, approximately $198,000, $129,000 and $88,000 in 2005, 2004 and 2003, respectively, related to contingent rents including allocated operating expenses of the Company’s leased facility in Patterson, New York.
     Future minimum lease payments as of December 31, 2005 for noncancellable operating leases having initial lease terms of more than one year are as follows:

Operating
Leases
(in thousands)
2006	$671
2007	32
2008	1
2009	—
2010	—
Thereafter	—

Total minimum lease payments	$704

11. INCOME TAXES
     The provision for income taxes consists of current foreign income taxes and totaled $2,000, $5,000 and $6,000 for 2005, 2004 and 2003, respectively.
     The reconciliation between the statutory tax rate and those reflected in the Company’s income tax provision is as follows:

	2005	2004	2003
Statutory tax rate	(34)%	(34)%	(34)%
Valuation allowance	34	34	34

	—%	—%	—%

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The components of deferred income tax (assets) and liabilities at December 31 are as follows:

	2005	2004
	(in thousands)
Inventory allowance and basis differences	$(163)	$(146)
Deferred compensation and SERP liability	(1,307)	(1,280)
Deferred revenue	(23)	(27)
Tax credit carryforwards	(4,497)	(3,264)
Net operating loss carryforwards	(47,603)	(37,337)
Other	—	(109)

Total deferred tax assets	(53,593)	(42,163)

Depreciation and amortization	1,708	1,718
Other	284	259

Total deferred tax liabilities	1,992	1,977

Net deferred tax asset before valuation allowance	(51,601)	(40,186)
Valuation allowance	51,601	40,186

Net deferred tax liability	$—	$—

     For continuing operations, the Company’s income tax payments, consisting solely of foreign income taxes, approximated $2,000, $5,000 and $6,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     At December 31, 2005, the Company had federal net operating loss (“NOL”) carryforwards of approximately $119.0 million for income tax purposes, of which approximately $6.2 million, $8.4 million, $9.1 million, $17.7 million, $19.4 million, $13.5 million, $22.8 million and $21.9 million expire in 2018, 2019, 2020, 2021, 2022, 2023, 2024 and 2025, respectively. In addition, the Company had research and development tax credit carryforwards of approximately $4.5 million of which $67,000, $359,000, $341,000, $777,000, $828,000, $858,000, $760,000 and $502,000 expire in 2018, 2019, 2020, 2021, 2022, 2023, 2024 and 2025, respectively. The use of the NOLs, and research and development tax credit carryforwards are limited to future taxable earnings of the Company. For financial reporting purposes, at December 31, 2005 a valuation allowance of $51.6 million has been recognized to offset net deferred tax assets, primarily attributable to the NOL carryforward. Utilization of the operating losses are subject to a limitation due to the ownership change provisions of the Internal Revenue Code.
     During the fourth quarter of 2003, the Company reversed $346,000 of income tax accruals to reflect the decreased foreign tax risk that was associated with its former excipient business. The effect of this adjustment is included in the gain on sale of discontinued operations (see Note 14).
12. COMPENSATION CHARGE
     On February 14, 2005, Tod R. Hamachek resigned from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors, and as a member of the Board, and entered into a Severance and Settlement Agreement and Release with the Company (the “Agreement”). Under the Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000) as severance pay, pay all premium costs relating to medical insurance continuation coverage for eighteen months and provide certain other benefits. The Company also agreed to accelerate in full the vesting of all unvested stock options (146,000 shares) held by Mr. Hamachek, and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. In connection with the Agreement, the Company recorded a charge to its statement of operations totaling

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
approximately $3.0 million in the first quarter of 2005. This charge, included in selling, general and administrative expense, includes a non-cash charge of approximately $2.4 million relating to the stock options noted above.
13. RETIREMENT PLANS AND OTHER EMPLOYEE BENEFITS
Savings Plan
     Company employees participate in the Penwest Pharmaceuticals Co. Savings Plan, a defined contribution plan generally covering all of its U.S. employees. Under the Plan, the Company may make quarterly employer matching contributions as defined in the Plan agreement, in an amount equal to a percentage of each participant’s pre-tax contributions to the Plan up to 6% of earnings. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer contribution portion of their accounts, as well as any earnings thereon is based on years of credited service, and vest over a four-year period. For continuing operations, the Company’s expense under the Plan was $229,000, $206,000 and $228,000 for 2005, 2004 and 2003, respectively.
     The Plan also includes a discretionary annual profit-sharing component that is awarded by Penwest’s Board of Directors, generally based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plan. There was no profit sharing expense in 2005, 2004, or 2003.
Supplemental Executive Retirement Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP” or the “Plan”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest. For 2005, 2004 and 2003, the net expense for the SERP was $124,000, $135,000 and $138,000, respectively, for continuing operations. The Company does not fund this liability and no assets are held by the Plan. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the Plan.
Change in benefit obligation:

	2005	2004
	(in thousands)
Benefit obligation at beginning of period	$2,168	$2,048
Service cost	—	(32)
Interest cost	122	126
Actuarial (gain) loss	(21)	26
Benefits paid	(101)	—

Benefit obligation at December 31,	$2,168	$2,168

Funded status:

	2005	2004
	(in thousands)
Funded status (unfunded)	$(2,168)	$(2,168)
Unrecognized prior service cost	14	16
Unrecognized net actuarial gain	(172)	(152)

Net amount recognized at December 31, (included in deferred compensation)	$(2,326)	$(2,304)

Amounts recognized in the statement of financial position consist of:

	2005	2004
	(in thousands)
Accrued benefit cost (minimum liability)	$(2,326)	$(2,304)

Net amount recognized at December 31,	$(2,326)	$(2,304)

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Information for plans with an accumulated benefit obligation in excess of plan assets, December 31:

	2005	2004
	(in thousands)
Projected benefit obligation	$2,168	$2,168
Accumulated benefit obligation	$2,168	$1,887
Plan assets of fair value	$—	$—
Components of net periodic benefit cost:

	2005	2004
	(in thousands)
Service cost	$—	$(33)
Interest cost	123	126
Amortization of unrecognized transition obligation	—	40
Amortization of prior service cost	2	2
Amortization of gains	(1)	—

Net periodic benefit cost	$124	$135

     The amortization of prior service cost is determined using straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan.
Weighted-average assumptions used to determine benefit obligations as of December 31:

	2005	2004
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	3.0%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2005	2004
Discount rate	6.00%	6.25%
Rate of compensation increase	N/A	4.0%
     The Company expects to make no contributions to the Plan in 2006. Effective February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 12). Under the SERP, effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The following benefit payments are expected to be paid over the next ten years (in thousands):

2006	$151
2007	151
2008	151
2009	151
2010	151
Years 2011-2015	753
Deferred Compensation Plan
     The Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers the former Chairman and Chief Executive Officer of Penwest, Mr. Hamachek. No amounts were contributed to the DCP during 2005, 2004 and 2003. The interest expense for the DCP totaled $70,000, $76,000 and $73,000 for 2005, 2004 and 2003, respectively. The liability for the DCP was approximately $942,000 and $1,011,000 as of December 31, 2005 and 2004, respectively, and is included in deferred compensation on the Company’s consolidated balance sheet. The Company does not fund this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in February 2005 (see Note 12), under the DCP, effective in May 2005 the Company became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
installments. The following benefit payments, including interest, are expected to be paid under the DCP over the nine remaining annual installments (in thousands):

2006	$140
2007	140
2008	140
2009	140
20010	140
Years 2011-2014	560
     The Company has two whole-life insurance policies held in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the trust. The cash surrender value of these polices totaled $3,160,000 and $3,062,000 as of December 31, 2005 and 2004, respectively, and is presented separately on the Company’s consolidated balance sheet.
Health Care and Life Insurance Benefits
     The Company offers health care and life insurance benefits to its active employees. Costs incurred for these benefits for continuing operations were $603,000, $643,000 and $568,000 in 2005, 2004 and 2003, respectively.
14. DISCONTINUED OPERATIONS
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
     Prior to the sale of the excipient business, the Company owned its office, laboratory and warehouse facility in Patterson, New York, as well as a facility in Cedar Rapids, Iowa, where it manufactured pharmaceutical excipients. As part of the Asset Sale, the Company transferred these properties and assigned its lease of a pharmaceutical excipient manufacturing facility in Nastola, Finland to Rettenmaier. Under a lease agreement signed with Rettenmaier on February 27, 2003, the Company has the right to occupy approximately 14,000 square feet of office and research and development space in the Patterson facility until February 2008.

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. LICENSING AGREEMENTS
     The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with its drug delivery technologies.
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals Inc. with respect to the development of oxymorphone ER, an extended release formulation of oxymorphone, based on the Company’s TIMERx technology. Oxymorphone ER is a narcotic analgesic for the treatment of moderate to severe pain in patients requiring continuous around-the-clock opioid therapy for an extended period of time. This agreement was amended and restated in April 2002. Endo has a broad product line including established brands such as Lidoderm®, Percodan® and Percocet®. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.
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
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and pre-marketing of oxymorphone ER. The Company took this action because it believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development and pre-marketing costs incurred by Endo that otherwise would have been funded by the Company. Endo may recoup such development costs through a temporary adjustment in the royalty rate payable to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the Company to reimburse Endo directly for the unfunded amounts. The Company estimates that through November 30, 2005, these unfunded costs approximated $22.3 million. The Company expects these costs to increase as Endo incurs pre-launch marketing costs. The Company anticipates that if oxymorphone ER receives approval from the FDA, that it may reimburse Endo for these unfunded costs and resume funding marketing costs. The Company has agreed with Endo that the party marketing oxymorphone ER will pay the other party royalties initially equal to 50% of the net realization, as defined in the agreement between Endo and the Company, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in oxymorphone ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.
Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
that agreement, Mylan decided not to market Nifedipine XL, a product the Company had developed in collaboration with Mylan, and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic version of Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2005 of the 30 mg strength of Pfizer’s generic version of Procardia XL totaled approximately $32.9 million. The term of this agreement continues until such time as Mylan permanently ceases to market the generic version of Procardia XL. In 2005, 2004 and 2003, royalties from Mylan were approximately $3.9 million, $4.8 million and $4.1 million, respectively, or 63%, 94% and 88%, respectively, of the Company’s total revenue from continuing operations.
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
17. RELATED PARTY TRANSACTIONS
     Under a Recognition and Incentive Agreement (as amended, the “Baichwal Agreement”) with Anand Baichwal, the Company’s Senior Vice President of Licensing and Chief Scientific Officer, the Company is obligated to pay to Dr. Baichwal on an annual basis in arrears, royalties for (i) one-half of one percent of the Company’s Net Sales (as defined in the Baichwal Agreement) of TIMERx® Material (as defined in the Baichwal Agreement) to third parties, (ii) one-half of one percent of royalties received by the Company under licenses, collaborations or other exploitation

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
agreements with third parties with respect to the sale, license, use or exploitation by such third parties of products based on or incorporating the TIMERx® Material, and (iii) one-half of one percent of payments made in lieu of such Net Sales or royalties and received by the Company. Such payments cease in the event that Dr. Baichwal’s employment is terminated for cause. The Baichwal Agreement also contains non-competition and non-solicitation provisions that expire two years after the termination of Dr. Baichwal’s employment. These royalties for Dr. Baichwal totaled approximately $20,000, $25,000 and $23,000 for 2005, 2004 and 2003, respectively.
     Under a Royalty Agreement with John N. Staniforth (the “Staniforth Agreement”), a member of the Company’s Board of Directors, the Company is obligated to pay Dr. Staniforth on an annual basis in arrears one-half of one percent of the Company’s Net Sales (as defined in the Staniforth Agreement) of TIMERx® Material (as defined in the Staniforth Agreement) related to the products covered by the TIMERx® patents. These royalties for Dr. Staniforth totaled approximately $20,000, $25,000 and $23,000 for 2005, 2004 and 2003, respectively.
     Dr. Staniforth also has a consulting agreement with the Company under which he is paid $80,000 per year, payable in quarterly payments. The consulting agreement is automatically renewed each year and is cancelable by either the Company or Dr. Staniforth upon thirty days’ prior notice. Any invention that results from this consulting agreement is legally owned by Penwest. Dr. Staniforth also serves on the Scientific Advisory Board of the Company and is paid $1,500 for each meeting attended.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for the years ended December 31, 2005 and 2004 is as follows:

	Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	Dec. 31, 2005
	(a)	(b)	(c)	(Unaudited)
	(in thousands, except per share data)
Total revenues	$982	$1,296	$3,004	$931
Gross profit	974	1,282	2,996	922
Net loss	$(8,947)	$(5,686)	$(2,986)	$(5,279)

Net loss per share	$(0.41)	$(0.26)	$(0.14)	$(0.24)

	Quarter Ended
		June 30, 2004
	Mar. 31, 2004	(Unaudited)	Sept. 30, 2004	Dec. 31, 2004
	(Unaudited)	(d)	(Unaudited)	(Unaudited)
	(in thousands, except per share data)
Total revenues	$1,483	$1,266	$1,210	$1,149
Gross profit	1,434	1,237	1,195	1,138
Net loss	$(4,778)	$(7,509)	$(5,008)	$(6,490)

Net loss per share	$(0.26)	$(0.41)	$(0.27)	$(0.34)

(a)	During the first quarter of 2005, the Company recorded a $3.0 million compensation charge in connection with a Severance and Settlement Agreement and Release it entered into with Tod Hamachek, Penwest’s former Chairman and Chief Executive Officer, upon his resignation in February 2005. Such charge is reflected in selling, general and administrative expense.

(b)	During the second quarter of 2005, the Company recorded a write-off of inventory of approximately $395,000 relating primarily to a change in specifications for TIMERx. The Company also recognized impairment losses

PENWEST PHARMACEUTICALS CO
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of $118,000 related to patents covering PW2101, a beta blocker intended for the treatment of hypertension and angina, which the Company determined no longer had value. Such charges are reflected in research and product development expense.

(c)	During the third quarter of 2005, the Company recognized $2.25 million of licensing revenue under its agreement with Prism, which was terminated in July 2005. Such revenue is reflected in royalties and licensing fees.

(d)	During the second quarter of 2004, the Company recognized impairment losses of $410,000 related to patents covering its inhalation technology which the Company determined no longer had value. Such losses are reflected in research and product development expense.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
PENWEST PHARMACEUTICALS CO.
DECEMBER 31, 2005
(in thousands)

		Additions
			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning	Costs and	Accounts-	Deductions-		End of
	of Period	Expenses	Describe	Describe		Period
Year ended December 31, 2005
Allowance for Doubtful Accounts	$—	$—	$—	$—		$—
Inventory Allowances	$85	$497	$—	$374	(a)	$208

Year ended December 31, 2004
Allowance for Doubtful Accounts	$—	$—	$—	$—		$—
Inventory Allowances	$82	$75	$—	$72	(a)	$85

Year ended December 31, 2003
Allowance for Doubtful Accounts	$—	$—	$—	$—		$—
Inventory Allowances	$16	$113	$—	$47	(a)	$82

(a)	Disposals of unrecoverable inventory costs.

S-1

Exhibit Index

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K	Schedule	with SEC	Number
2.1	Purchase Agreement by and between Penwest Pharmaceuticals Co. and Josef Rettenmaier Holding GmBh & Co. KG, dated November 1, 2002.		Schedule 14A	1/31/2003	000-23467

2.2	Amendment to Purchase Agreement made as of February 26, 2003, by and among Penwest Pharmaceuticals Co., Josef Rettenmaier Holding GmbH & Co. KG, and the other parties named therein.		8-K	2/28/2003	000-23467

3.1	Amended and Restated Articles of Incorporation		10-Q	8/3/2004	000-23467

3.2	Amended and Restated Bylaws of the Company.		S-1	10/21/1997	333-38389

3.3	Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Company filed on July 17, 1998.		10/A	7/17/1998	000-23467

4.1	Specimen certificate representing the Common Stock.		S-1/A	12/17/1997	333-38389

4.2	Form of Rights Agreement dated as of July 27, 1998 between the Company and the Rights Agent.		10/A	7/17/1998	000-23467

10.1+	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.2+	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.3+	Letter Agreement dated February 25, 2000 by and between the Registrant Mylan Pharmaceuticals Inc.		10-Q	8/14/2000	000-23467

10.4+	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Company		10-Q	8/14/2002	000-23467

10.5++	1997 Equity Incentive Plan.		S-1	10/21/1997	333-38389

10.6++	1997 Employee Stock Purchase Plan.		S-1	10/21/1997	333-38389

10.7++	1998 Spinoff Option Plan.		10/A	7/7/1998	000-23467

10.8	Form of Tax Allocation Agreement entered into between the Registrant and Penford Corporation.		10	6/22/1998	000-23467

10.9++	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.		S-1/A	11/10/1997	333-38389

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K	Schedule	with SEC	Number
10.10	Manufacturing Agreement dated September 27, 1999 between the Company and Draxis Pharma, Inc.		10-K	3/21/2000	000-23467

10.11††	Royalty Agreement dated September 25, 1992 between the Company and John N. Staniforth.		10-Q	5/15/2002	000-23467

10.12††	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Company and John N. Staniforth.		10-Q	5/15/2002	000-23467

10.13††	Summary Description of Directors Compensation		10-K	3/16/05	000-23467

10.14	Lease Agreement dated as of February 3, 2003 by and between Union Carbide Corporation and the Registrant.		10-Q	5/15/2003	000-23467

10.15	Lease Amendment and Attornment Agreement, dated March 15, 2004, by and between Union Carbide Corporation and the Registrant.		10-Q	8/3/2004	000-23467

10.16	Form of Option Agreement for 1997 Incentive Plan		10-K	3/16/05	000-23467

10.17	Securities Purchase Agreement dated as of August 1, 2003 by and among the Registrant and the purchasers identified therein.		8-K	8/5/2003	000-23467

10.18	Securities Purchase Agreement dated as of August 4, 2003 by and among the Registrant and the purchasers identified therein.		8-K	8/6/2003	000-23467

10.19	Share Purchase Agreement dated as of December 10, 2004 by and among the Registrant and the purchasers identified therein.		8-K	12/15/2004	000-23467

10.20††	Nonstatutory Stock Option Agreement dated June 21, 2004 by and between the Registrant and Alan F. Joslyn, Ph.D.		S-8	7/26/2005	333-126897

10.21††	Severance and Settlement Agreement and Release dated February 14, 2005 by and between the Registrant and Tod R. Hamachek		10-Q	5/9/2005	000-23467

10.22††	Offer Letter dated February 15, 2005 by and between the Registrant and Robert J. Hennessey		10-Q	5/9/2005	000-23467

10.23††	2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.24††	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.25††	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K	Schedule	with SEC	Number
10.26††	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.27††	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.28††	Form of Executive Retention Agreement entered into by the Registrant and each of Jennifer L. Good, Alan F. Joslyn, Ph.D., Anand R. Baichwal Ph.D., Theodor Rozsa and Thomas R. Sciascia, M.D., on December 6, 2005	X

10.29††	Summary Description of Executive Officer Bonus Program	X

23	Consent of Ernst & Young LLP	X

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.