Form 10-Q
period 2006-03-31
PENWEST PHARMACEUTICALS CO
filed 2006-05-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2006.

Class	Outstanding

Common stock, par value $.001	22,835,925

PENWEST PHARMACEUTICALS CO.

     TIMERx® is a registered trademark of the Company. Geminex® and SyncroDose™ are also trademarks of the Company. Other tradenames and trademarks appearing in this quarterly report are the property of their respective owners.
Forward-Looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Part II – Item 1A, Risk Factors.” In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,003	$15,917
Marketable securities	31,700	39,377
Trade accounts receivable	929	942
Inventories:
Raw materials and other	178	44
Finished goods	85	96

Total inventories	263	140
Prepaid expenses and other current assets	873	1,112

Total current assets	59,768	57,488
Fixed assets, net	2,793	2,990
Patents, net	3,359	3,383
Cash surrender value of life insurance policies	3,195	3,160

Total assets	$69,115	$67,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$1,064
Accrued expenses	1,638	1,722
Accrued development costs	372	499
Deferred compensation – current portion	294	291

Total current liabilities	3,739	3,576
Deferred revenue	53	57
Deferred compensation	2,984	2,977

Total liabilities	6,776	6,610
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 22,779,799 shares at March 31, 2006 and 21,889,940 shares at December 31, 2005	23	22
Additional paid in capital	209,868	201,659
Accumulated deficit	(147,418)	(141,116)
Accumulated other comprehensive loss	(134)	(154)

Total shareholders’ equity	62,339	60,411

Total liabilities and shareholders’ equity	$69,115	$67,021

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$931	$982
Product sales	34	—

Total revenues	965	982
Cost of revenues	22	8

Gross profit	943	974
Operating expenses:
Selling, general and administrative	3,463	5,292
Research and product development	4,344	5,065

Total operating expenses	7,807	10,357

Loss from operations	(6,864)	(9,383)
Investment income	561	436

Loss before income tax expense	(6,303)	(8,947)
Income tax expense	—	—

Net loss	$(6,303)	$(8,947)

Net loss per common share	$(0.28)	$(0.41)

Weighted average shares of common stock outstanding	22,246	21,656

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(6,303)	$(8,947)
Adjustments to reconcile net loss to net cash used in operating activities	2,174	1,425

Net cash used in operating activities	(4,129)	(7,522)

Investing activities:
Acquisitions of fixed assets, net	(37)	(66)
Patent costs	(132)	(82)
Proceeds from maturities of marketable securities	8,075	6,153
Proceeds from sales of marketable securities	1,600	23,850
Purchases of marketable securities	(2,014)	(18,426)

Net cash provided by investing activities	7,492	11,429

Financing activities:
Issuance of common stock, net	6,723	99

Net cash provided by financing activities	6,723	99

Net increase in cash and cash equivalents	10,086	4,006
Cash and cash equivalents at beginning of period	15,917	14,249

Cash and cash equivalents at end of period	$26,003	$18,255

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary drug delivery technologies. The Company is focusing its development efforts principally on products that address disorders of the nervous system. The most advanced product in the Company’s drug development pipeline is oxymorphone ER, an extended release formulation of oxymorphone that the Company is developing with Endo Pharmaceuticals Inc. Oxymorphone ER is a narcotic analgesic using our proprietary TIMERx technology for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. The Company is also developing several additional product candidates designed for the treatment of depression, pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure. The Company conducts is business primarily in North America.
     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on oxymorphone ER, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of products based on the Company’s proprietary drug delivery technologies, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for a $3.0 million compensation charge recognized in the first quarter of 2005 (see Note 7). Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three month periods ended March 31, 2006 and 2005, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
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
Share-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was the Company’s practice under SFAS 123, “Accounting for Stock-Based Compensation”, is no longer permitted (see Note 5).

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of stock options granted, a Black-Scholes-Merton pricing model is used which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future); and

•	the risk free interest rate for the expected option term.
     Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during this period. The Company changed its method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to using an average of implied volatility and historical volatility. This change was the result of a thorough review the Company undertook. The Company selected the average of implied volatility and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility of the Company’s common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed; however, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.
     The valuation assumptions selected upon the adoption of SFAS 123R, were applied to stock options that we granted subsequent to our adoption of SFAS 123R; however, the majority of the stock option expense recorded in the three month period ended March 31, 2006 related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The Company uses the accelerated attribution method to recognize expense for all options granted.
     Upon the adoption of SFAS 123R, the Company was also required to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, the Company performed a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and ultimately recorded stock option expense that reflected the estimated forfeiture rate.
4. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard replaces APB Opinion No. 20, “Accounting Changes", and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. Such a change would require a Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s results of operations, financial position or cash flows.
     In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 had no effect on the Company’s results of operations, financial position or cash flows.
     See Note 5 for a discussion of SFAS 123R. Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
5. Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was the Company’s practice under SFAS 123, is no longer permitted. The Company adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective transition method. The effect of the adoption was an additional $1.1 million in compensation expense, or approximately $.05 per share, basic and diluted, substantially all related to employee stock options. Of such amount, $628,000 and $433,000 were recorded to selling, general and administrative expense, and research and product development expense, respectively. Total share-based compensation expense recognized in the three month periods ended March 31, 2006 and 2005 were $1.5 million and $2.5 million, respectively (see Note 7).
     Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Had the Company accounted for stock-based compensation plans using the fair value based accounting method proscribed by SFAS 123R for the periods prior to 2006, our net loss and net loss per share would have approximated the pro forma amounts indicated below:

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended
March 31, 2005
(unaudited)
(in thousands, except per
share data)
Net loss reported	$(8,947)
Stock-based compensation expense included in reported net loss	2,537
Stock-based compensation under fair value method	(1,604)

Net loss — pro forma after stock–based compensation under fair value method	$(8,014)

Net loss per share, basic and diluted — as reported	$(0.41)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.37)
Penwest Stock Option Plans
     As of March 31, 2006, the Company had three stock option plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1998 Spin-off Option Plan (the “Spin-off Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The 2005 Plan and the 1997 Plan provide for the grants of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively “Awards”). Since the 2005 Plan was approved, the Company has granted options and issued other securities to employees, directors and consultants under the 2005 Plan. No additional awards have been made under the Spin-off Plan or the 1997 Plan. A total of 1,650,000 shares of common stock may be issued pursuant to Awards granted under the 2005 Plan. Such awards generally may not be granted at an exercise price that is less than the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Stock option awards currently vest over a one to four year period and expire no later than ten years from the date of grant. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock awards currently vest over a one to four year period and are recorded at fair value, which is based on the fair market value of the common stock on the date of grant. Under the terms of executive retention agreements entered into with each executive officer, if, within 12 months following a change in control of the Company, the executive’s employment is terminated by the Company other than for cause, death or disability, or by the executive for good reason, as such terms are defined, the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by the Company. The retention agreements terminate if a change in control of the Company does not occur prior to December 31, 2008.
     On June 21, 2004, the Company granted nonstatutory stock options outside of any equity compensation plan pursuant to a Nonstatutory Stock Option Agreement entered into with one of its officers, providing for the purchase of 100,000 shares of its common stock at an exercise price equal to the fair market value of the common stock on the date of grant. These options vest over a four year period, and are subject to acceleration upon the occurrence of a change in control of the Company.
     On August 31, 1998, Penford Corporation (“Penford”) distributed to the holders of Penford common stock, all of the outstanding shares of the Company’s common stock (the “Distribution”). In connection with such transaction, the Company’s 1998 Spin-off Option Plan was adopted in June 1998 to provide for the grant of stock options to employees of Penwest and non-employee directors of Penford who held options to purchase Penford common stock as of the Distribution date and who ceased to be employees of Penford under the terms of Penford’s stock option plans. As of the Distribution date, options to purchase 1,000,722 shares of common stock were granted to the Company’s employees and non-employee directors of Penford under the Spin-off Plan, of which 5,233 options are outstanding as of March 31, 2006. The exercise price and number of options were calculated so as to preserve the Penford options’ approximate value as of the Distribution date. The Board may not grant any additional options under the Spin-off Plan. If any option expires or is terminated,

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
surrendered, canceled or forfeited, the unused common stock covered by such option will cease to be available for grant under the Spin-off Plan.
     The following table presents a summary of the Company’s stock option activity and related information for the three month period ended March 31, 2006:

			Weighted-Average
		Weighted	Remaining	Aggregate
		Average	Contractual Terms	Intrinsic
	Shares	Exercise Price	in Years	Value
BALANCE, DECEMBER 31, 2005	3,015,563	$10.88

Options Exercisable	2,120,947	$9.99

Granted	345,250	$22.44
Exercised	(864,513)	$7.78
Forfeited	(6,801)	$12.53
Expired	(625)	$16.39

BALANCE, MARCH 31, 2006	2,488,874	$13.55	6.3	$20,879,431

Options Exercisable	1,457,052	$11.75	4.5	$14,698,936

     The weighted average fair values of options granted during the three month periods ended March 31, 2006 and 2005 were $12.23 and $6.05, respectively. Total cash received by the Company from the exercise of stock options during the three months ended March 31, 2006 was approximately $6.7 million. The total intrinsic values of options exercised during the three month periods ended March 31, 2006 and 2005 were approximately $12.0 million and $59,000, respectively. As of March 31, 2006, there was approximately $5.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.2 years.
     The fair values of each option grant in the respective three month periods ending March 31 were estimated using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected dividend yield	None	None
Risk free interest rate	4.6%	4.0%
Expected volatility	55%	50%
Expected life of options	5.8 years	7.5 years
     The following table presents a summary of restricted stock activity for the three month period ended March 31, 2006:

		Weighted-Average
		Grant-Date	Aggregate Intrinsic
	Shares	Fair Value	Value
Restricted stock outstanding at December 31, 2005	68,000	$11.37	$1,308,660

Granted	24,000	$19.41
Vested	(35,500)	$10.91

Restricted stock outstanding at March 31, 2006	56,500	$15.05	$1,233,678

     The total fair value of restricted stock which vested and the total compensation cost recognized for restricted stock awards in the three months ended March 31, 2006 were approximately $387,000 and $342,000, respectively. As of March 31, 2006, there was approximately $506,000 of unrecognized compensation cost related to restricted stock awards that is expected to be recognized as expense over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
     The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. The current offering period began January 1, 2006 and is scheduled to end on June 30,

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
2006; therefore, June 30, 2006 is considered the grant date for the purposes of recognizing the stock-based compensation for this offering period.
6. Income Taxes
     The Company’s effective tax rates for the three month periods ended March 31, 2006 and 2005 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
7. Compensation Charge
     On February 14, 2005, Tod R. Hamachek resigned from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors, and as a member of the Board, and entered into a Severance and Settlement Agreement and Release with the Company (the “Agreement”). Under the Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000), pay all premium costs relating to medical insurance continuation coverage for eighteen months and provide certain other benefits. The Company also agreed to accelerate in full the vesting of all unvested stock options (146,000 shares) held by Mr. Hamachek, and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. On December 27, 2005, the Company agreed with Mr. Hamachek to change the date through which Mr. Hamachek could exercise his stock options from February 14, 2007 to December 31, 2006. In connection with the Agreement, the Company recorded a charge to its statement of operations totaling approximately $3.0 million in the first quarter of 2005. This charge, included in selling, general and administrative expense, includes a non-cash charge of approximately $2.4 million relating to the modifications of the stock options noted above.
8. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest. On February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 7). Under the SERP, effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,319,000 and $2,326,000 as of March 31, 2006 and December 31, 2005, respectively, including the current portion of approximately $151,000 at March 31, 2006, and is included in deferred compensation in the Company’s condensed balance sheet. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
     Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Interest cost	$30	$30
Amortization of prior service cost	—	1

Net periodic benefit cost	$30	$31

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $18,000 and $19,000 for the three month periods ended March 31, 2006 and 2005, respectively. The liability for the DCP was approximately $959,000 and $942,000 as of March 31, 2006 and December 31, 2005, respectively, including the current portion of approximately $143,000 at March 31, 2006, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in February 2005 (see Note 7), under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the trust. The cash surrender value of these polices totaled $3,195,000 as of March 31, 2006 and $3,160,000 as of December 31, 2005.
9. Comprehensive Loss
     The components of comprehensive loss for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Net loss	$(6,303)	$(8,947)
Changes in unrealized net gains and losses on marketable securities	20	(79)

Comprehensive loss	$(6,283)	$(9,026)

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
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals Inc. with respect to the development of oxymorphone ER, an extended release formulation of oxymorphone, based on the Company’s TIMERx technology. Oxymorphone ER is a narcotic analgesic for the treatment of moderate to severe pain in patients requiring continuous, around-the-clock opioid therapy for an extended period of time. This agreement was amended and restated in April 2002. Endo has a broad product line, including established brands such as DepoDur, Frova, Lidoderm, Percodan, Percocet and Zydone. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.
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
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development and pre-marketing of oxymorphone ER. On April 17, 2003, the Company discontinued its participation in the funding of the development and pre-marketing of oxymorphone ER. The Company took this action because it believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
development and pre-marketing costs incurred by Endo that otherwise would have been funded by the Company through a temporary adjustment in the royalty rate payable to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the Company to reimburse Endo directly for the unfunded amounts. The Company estimates that through December 31, 2005, these unfunded costs approximated $23.0 million. The Company expects these costs to increase as Endo incurs pre-launch marketing costs.
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
Prism Pharmaceuticals, Inc.
     In April 2005, the Company entered into a licensing agreement (the “License Agreement”) with Prism Pharmaceuticals, Inc. (“Prism”) granting Prism exclusive rights to market Penwest’s PW2101 product in the United States and Canada. Under the terms of the License Agreement, Penwest granted Prism an exclusive license under certain Penwest intellectual property to develop, make, use and commercialize PW2101 in the United States and Canada for all indications except the treatment and/or prophylaxis of migraine. Prism made a non-refundable $4.0 million payment to the Company upon signing the License Agreement and had agreed to pay Penwest milestone payments upon achievement of milestones related to FDA approval and launch of PW2101, and royalties on net sales. Upon receipt, the Company deferred the $4.0 million received from Prism.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
•	Nalbuphine ER (PW4142). We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of pain. Nalbuphine ER, which we are developing using our Geminex dual drug delivery technology, is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the moderate pain market with products such as tramadol, codeine and propoxyphene. We have completed a Phase I pharmacokinetic study of nalbuphine ER that confirmed that our formulation achieved the targeted blood levels and a Phase IIa trial in which nalbuphine ER positively reduced mean pain intensity in a dose-dependent manner over the 12-hour study period when compared to placebo. We recently completed market research, which we believe confirms this drug should be positioned in the moderate chronic pain market. We are now determining the appropriate pain population in which to conduct further clinical studies. We plan to meet with the FDA to discuss the regulatory approval pathway for nalbuphine ER in the second half of 2006, including a proposed Phase IIb study, and to commence the Phase IIb study in the appropriate patient population by early 2007.

•	Torsemide ER (PW2132). We are developing torsemide ER, a loop diuretic, for the management of chronic edema, a condition involving excess fluid accumulation, resulting from congestive heart failure, or CHF. Torsemide ER, a controlled release formulation of torsemide developed using our Geminex dual drug delivery technology, is designed to be taken as a tablet once daily. We expect that torsemide ER, if approved, would compete with furosemide and other loop diuretics. We are developing this product using a 505(b)(2) regulatory strategy referencing torsemide. We have completed Phase I pharmacokinetic studies of torsemide ER that confirmed that our formulation achieved the targeted plasma profiles and completed a Phase IIa study that confirmed the proof of concept that torsemide ER would cause prolonged urinary sodium excretion in CHF patients. We are discussing with the FDA the possibility that only one pivotal safety and efficacy trial would be necessary for approval of torsemide ER based on the FDA’s previous finding that torsemide is safe and effective. During 2006, we will determine the design of that pivotal study, which we believe will have a comparator and placebo arm. During 2006, we also expect to determine whether to continue development of torsemide ER on our own, or to seek a collaborator to complete the development work and market the product.

•	Venlafaxine ER (PW4112). We are developing venlafaxine ER, using our TIMERx technology, as a once daily tablet for the treatment of depression. We are developing this product using a 505(b)(2) regulatory strategy referencing Wyeth’s Effexor XR. We expect that venlafaxine ER, if approved, would compete in a segment of the market for antidepressants, which includes Effexor XR. We have completed Phase I pharmacokinetic studies that confirmed that our formulation achieved the targeted blood levels. We have confirmed with the FDA the design of the pivotal trials required for the development of this product. We believe the FDA will only require three additional Phase I pharmacokinetic trials that could be conducted in 2006. If the trials are successful, we expect that we will submit the NDA to the FDA in early 2007. We are currently seeking a collaborator to market this product.
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
     Effective January 1, 2006, all share-based payments to employees, including grants to employees of stock options, will be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”. The effect of our adoption of SFAS 123R was an additional $1.1 million of compensation expense, or approximately $.05 per share, basic and diluted, in the three month period ended March 31, 2006, substantially all related to employee stock options. Of such amount, $628,000 and $433,000 were recorded to selling, general and administrative expense, and research and product development expense, respectively.
     Total share-based compensation expense recognized in the three month periods ended March 31, 2006 and 2005 were $1.5 million and $2.5 million, respectively.
     We have incurred net losses since 1994. As of March 31, 2006, our accumulated deficit was approximately $147 million. We expect operating losses and negative cash flows to continue until substantial sales of oxymorphone ER or other products commercialized using drug delivery technologies occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance and impairment of long-lived assets. For a more detailed explanation of the judgments we make in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
     In addition, with the adoption of Statement of Financial Accounting Standards (or SFAS) 123R on January 1, 2006 as described below, we have identified the estimates and assumptions applied in the fair value determination of our stock option awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10K.
Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment” requiring the expense recognition of the estimated fair value of all share-based payments granted to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three month period ended March 31, 2006, we recorded approximately $1.5 million of expense associated with share-based payments, with the majority of this expense, approximately $1.1 million, attributable to employee stock options, and $342,000 attributable to restricted stock awards.
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes-Merton pricing model, which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future); and

•	the risk free interest rate for the expected option term.
     Of the variables above, we believe that the selection of an expected term and expected stock price volatility are the most subjective. We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to 2006, we used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during this period. We changed our method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to using an average of implied volatility and historical volatility. This change was the result of a thorough review we undertook. We selected the average of implied volatility and historical volatility as we believe neither of these measures is better than the other in estimating the expected volatility of our common stock. We believe that our estimates, both expected term and stock price volatility, are reasonable in light of the historical data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.
     The valuation assumptions selected were applied to stock options that we granted subsequent to our adoption of SFAS 123R; however, the majority of the stock option expense recorded in the three month period ended March 31, 2006 related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K. We use the accelerated attribution method to recognize expense for all options granted.
     Upon the adoption of SFAS 123R, we were also required to estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we performed a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and ultimately recorded stock option expense that reflected this estimated forfeiture rate.
Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

	Three months	Percentage	Three months
	ended March 31,	Increase	ended March 31,
	2006	(decrease)	2005
	(in thousands, except percentages)
Royalties and Licensing Fees	$931	(5)%	$982
Product Sales	34	100%	—

Total Revenues	$965	(2)%	$982

Revenues
     Royalties and licensing fees in both periods substantially all related to royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. These royalties from Mylan decreased slightly in the three month period ended March 31, 2006 from the comparable period for 2005 as a result of a decrease in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL.

     Our product sales in the three month period ended March 31, 2006 consisted of sales of formulated TIMERx to one of our collaborators, with no comparable product sales occurring in the three months ended March 31, 2005.
Selling, General and Administrative Expense
     Selling, general and administrative, or SG&A, expenses for the three month period ended March 31, 2006 were $3.5 million as compared to $5.3 million for the comparable period in 2005. This decrease of $1.8 million is primarily due to a one-time charge of $3.0 million recorded in the first quarter of 2005 in connection with the agreement we entered into with Mr. Hamachek, our former Chairman and Chief Executive Officer, upon his resignation in February 2005. This one-time charge included a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek. This decrease was partially offset by compensation expense of $628,000 related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006. Also partially offsetting the decrease were increased market research costs for the 2006 three-month period compared with the 2005 three-month period.
Research and Product Development Expense
     Total research and product development expense decreased by $721,000 in the three month period ended March 31, 2006 as compared to the comparable period in 2005, primarily due to a decrease in spending on PW2101. The decrease was partially offset by increased compensation expense of $433,000 related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006, increased spending on several other products in development, an increase in R&D staff levels, and increased professional fees primarily related to product portfolio development activities.

	Three months
	ended	Percentage	Three months
	March 31,	Increase	ended March 31,
	2006	(Decrease)	2005
	(in thousands, except percentages)
PW2101	$—	(100)%	$1,326
Nalbuphine ER	305	16%	262
Torsemide ER	92	109%	44
Venlafaxine ER	261	27%	205
Phase I Products and Internal Costs	3,189	15%	2,776
Research and New Technology Development	497	10%	452

Total Research and Product Development Expense	$4,344	(14)%	$5,065

In the preceding table, research and development expenses are set forth in the following six categories:
•	PW2101 — These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101, including our development work related to the qualification of an alternative manufacturing site, and the preparation of the NDA for PW2101. These expenses approximated 26% of our research and development expenses for the three month period ended March 31, 2005. We received a nonapprovable letter on this drug in 2005, and we discontinued development work on PW2101 in the second quarter of 2005. We do not expect to incur additional research and development expenses with respect to PW2101 in future periods.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses consist primarily of payments to third parties in connection with clinical trials of nalbuphine ER and approximated 7% and 5% of our research and development expenses in the three month periods ended March 31, 2006 and 2005, respectively. The expenses for this compound have increased in the 2006 period from the 2005 period, as we have advanced the drug from Phase I through Phase IIa clinical trials. During the remainder of 2006, we expect our research and product development expenses relating to nalbuphine ER to increase as we manufacture clinical supplies, and conduct animal toxicology work and additional Phase I studies.

•	Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consist primarily of payments to third parties in connection with clinical trials of torsemide ER and approximated 2% and 1% of our research and development expenses in the three month periods ended March 31, 2006 and 2005, respectively. The expenses for this compound increased in the 2006 period from the 2005 period, as the drug has advanced from Phase I into Phase IIa clinical trials. During 2006, we expect to determine whether to continue development of this product on our own or whether to seek a collaborator to complete the development work. If we continue development of torsemide ER on our own, we expect our research and product development expenses relating to toresemide ER to increase as we manufacture registration batches and commence the pivotal trial.

•	Venlafaxine ER — These expenses reflect our direct external expenses relating to the development of venlafaxine ER. These expenses consist primarily of payments to third parties in connection with the manufacture of venlafaxine ER, including the costs of the active drug and approximated 6% and 4% of our research and development expenses in the three month periods ended March 31, 2006 and 2005, respectively. The expenses for this compound have increased in the 2006 period from the 2005 period, as the drug has advanced from Phase I clinical trials into full clinical development. During the remainder of 2006, we expect our research and product development expenses relating to venlafaxine ER to increase as we complete the manufacturing of registration batches and conduct the pivotal studies, which we believe will consist of three additional Phase I studies. We are currently seeking a marketing collaborator for this product.

•	Phase I Products and Internal Costs — These expenses primarily reflect our expenses such as salaries and benefits of our product development personnel, including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs increased in the three month period ended March 31, 2006 over the comparable period in 2005, primarily as a result of the recording of $433,000 in compensation expense related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project. These expenses increased in the three month period ended March 31, 2006 over the comparable period in 2005, primarily due to legal expenses and amortization associated with our intellectual property.
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
Tax Rates
     The effective tax rates for the three month periods ended March 31, 2006 and 2005 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.

Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was our practice under SFAS 123, is no longer permitted. We adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective transition method. The effect of our adoption of SFAS 123R was an additional $1.1 million of compensation expense, or approximately $.05 per share, basic and diluted, substantially all related to employee stock options. Of such amount, $628,000 and $433,000 were recorded to selling, general and administrative expense, and research and product development expense, respectively. As of March 31, 2006, there was approximately $5.7 million of unrecognized compensation cost related to stock option awards that we expect to recognize over a weighted average period of 1.2 years.
Liquidity and Capital Resources
Sources of Liquidity
     Subsequent to August 31, 1998, the date we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds from the sale and issuance of shares of common stock, the sale of our excipient business, sales of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of March 31, 2006, we had cash, cash equivalents and short-term investments of $57.7 million. We have no committed sources of capital.
     We are a party to an agreement with Endo with respect to the development and commercialization of oxymorphone ER. On April 17, 2003, we discontinued our participation in the funding of the development and pre-launch marketing of oxymorphone ER. We did not incur any expenses relating to oxymorphone ER in the three month periods ended March 31, 2006 and 2005, and do not expect to incur any significant expenses relating to oxymorphone ER in 2006 unless we resume our participation in the funding of the development and marketing of oxymorphone ER. As a result of this termination of funding, Endo has the right to complete the development of oxymorphone ER and recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development and marketing costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment. We estimate that through December 31, 2005, these unfunded costs approximated $23.0 million. We expect this unfunded amount to increase as Endo incurs pre-launch marketing costs.
Cash Flows
     We had negative cash flow from operations for the three months ended March 31, 2006 of $4.1 million, primarily due to a net loss of $6.3 million in the period, which included depreciation and amortization of $391,000 and non-cash charges totaling $1.5 million relating to stock-based compensation. Investing activities provided $7.5 million in cash for the three months ended March 31, 2006, primarily reflecting sales and maturities of marketable securities, net of purchases, of $7.7 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities, and funds expended to secure patents on technology developed by us. Financing activities provided $6.7 million in cash from the proceeds of stock option exercises during the three months ended March 31, 2006.

Funding Requirements
     We anticipate that, based on our current operating plan, and excluding any potential revenues from oxymorphone ER, and excluding any reimbursement to Endo for unfunded oxymorphone ER costs and the continued funding of our share of pre launch costs thereafter, our existing capital resources and anticipated internally generated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through 2007. We expect our investment in capital expenditures for the remainder of 2006 to increase from the first quarter of 2006 level to approximately $1.5 million for the year, primarily for laboratory equipment for our drug development activities. In 2006, we expect capital spending for patents to approximate 2005 levels or approximately $400,000.
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

Contractual Obligations
     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, purchase obligations primarily relating to clinical development and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of March 31, 2006 (in thousands).
     Deferred compensation, including current portion reflects the commitments described below:

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$1,087	$680	$407	$—	$—
Purchase Obligations	1,285	1,285	—	—	—
Deferred Compensation, including current portion	3,278	294	588	588	1,808

Total	$5,650	$2,259	$995	$588	$1,808

•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. During 2006, we expect to begin drawing down against the cash surrender values of these policies to fund these liabilities as provided by the terms of the trust. The cash surrender value of these polices totaled $3.2 million as of March 31, 2006.
Net Operating Loss Carryforwards
     We estimate that as of March 31, 2006, we had federal net operating loss, or NOL, carryforwards of approximately $133 million for income tax purposes, which expire beginning in 2018 through 2026. The use of the NOLs are limited to our future taxable earnings. Utilization of the operating losses is subject to limitation due to the ownership change provisions of the Internal Revenue Code.

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
     At March 31, 2006, marketable securities consisted primarily of corporate debt and U.S. Government-agency backed discounted notes, and approximated $31.7 million. Our marketable securities had maturity dates of up to thirteen months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At March 31, 2006, market values approximated carrying values. At March 31, 2006 we had approximately $57.7 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $577,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacities as our principal executive officer and principle financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, Ms. Good, our principal executive officer and principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
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
     We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $22.9 million, $23.8 million and $15.9 million during 2005, 2004 and 2003, respectively. We had losses from continuing operations of $22.9 million, $23.8 million and $26.0 million in 2005, 2004 and 2003, respectively. For the three months ended March 31, 2006, our net loss was $6.3 million. As of March 31, 2006, our accumulated deficit was approximately $147.4 million.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products that can be formulated using drug delivery technologies. As a result, we expect to continue to incur net losses as we continue to conduct development of, and seek regulatory approvals for, products utilizing drug delivery technologies, until substantial sales of products commercialized utilizing drug delivery technologies occur. These net losses have had and will continue to have an adverse effect on, among other things, our shareholders’ equity, total assets and working capital.
     Our future profitability will depend on several factors, including:
•	the successful commercialization of oxymorphone ER;

•	royalties from Mylan’s sale of Pfizer’s 30 mg generic version of Procardia XL;

•	the level of our investment in research and development activities; and

•	the successful development and commercialization of product candidates other than oxymorphone ER.
     We may require additional funding, which may be difficult to obtain
     As of March 31, 2006, we had cash, cash equivalents and short-term investments of $57.7 million. We anticipate that, based on our current operating plan and excluding any potential revenues from oxymorphone ER, our existing capital resources and anticipated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through 2007.
     Our requirements for additional capital are substantial and will depend on many factors, including:
•	whether oxymorphone ER is approved on a timely basis, or at all;

•	the costs and timing of adding additional products or technologies;

•	whether we resume our participation in the funding of the development and marketing of oxymorphone ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to oxymorphone ER;

•	the structure and terms of any future collaborative or development agreements;

•	the progress of our collaborative and internal development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of our investments in capital expenditures.
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
     We are dependent on our collaborator Endo to conduct clinical trials of, obtain regulatory approvals for, and manufacture, market, and sell oxymorphone ER, and are, and in the future expect to be, dependent on other collaborators with respect to manufacturing, marketing, and selling additional products
     Some of our products, including oxymorphone ER, have been or are being developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, we have typically been dependent on our collaborators to fund some portion of development, to conduct clinical trials, obtain regulatory approvals for, and manufacture, market and sell products utilizing our drug delivery technologies. For example, we are dependent on Endo to obtain the regulatory approvals required to market oxymorphone ER and will be dependent on Endo to manufacture and market oxymorphone ER in the United States. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.
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
     Oxymorphone ER contains a narcotic ingredient. As a result of reports of misuse or abuse of prescription narcotics, the sale of oxymorphone ER may be subject to new regulations, including the development and implementation of risk management programs which may prove difficult or expensive to comply with, and we and Endo may face lawsuits
     Oxymorphone ER contains a narcotic ingredient. Misuse or abuse of such drugs can lead to physical or other harm. Specifically, in the past few years, reportedly widespread misuse or abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling, and in the sponsor of OxyContin facing numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of oxymorphone ER could lead to additional regulations of oxymorphone ER, or subject us and Endo to litigation.
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
     We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop. We currently rely on Draxis Specialty Pharmaceuticals, Inc. for the bulk manufacture of our TIMERx material under a contract that expires in September 2007, and on other third party manufacturers for the products that we are currently developing other than oxymorphone ER. The agreement with Draxis, by its terms is automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are currently in discussions with Draxis to secure a longer-term manufacturing and supply agreement. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
     We believe that there are a limited number of manufacturers subject to cGMP regulations capable of manufacturing our TIMERx materials. Although we have qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, and have done the initial work on a second supplier of TIMERx, if Draxis is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, or if Draxis will not agree to renew our agreement when it expires on acceptable terms to us or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms to us or at all, particularly as these products advance through clinical development and move closer to regulatory approval, our business and the clinical development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties upon which we rely for supply of our TIMERx material or our products in clinical development will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of our products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
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

PENWEST PHARMACEUTICALS CO.

Date: May 8, 2006	/s/ Jennifer L. Good

Jennifer L. Good
President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002