Form 10-Q
period 2006-06-30
PENWEST PHARMACEUTICALS CO
filed 2006-08-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2006.

Class	Outstanding

Common stock, par value $.001	22,985,928

PENWEST PHARMACEUTICALS CO.

     TIMERx® is our registered trademark. Geminex® and SyncroDose™ are also our trademarks. Other tradenames and trademarks, including Endo Pharmaceuticals Inc.’s Opana® trademark, appearing in this quarterly report are the property of their respective owners.
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
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$33,581	$15,917
Marketable securities	19,756	39,377
Trade accounts receivable	1,039	942
Inventories:
Raw materials and other	71	44
Finished goods	128	96

Total inventories	199	140
Prepaid expenses and other current assets	939	1,112

Total current assets	55,514	57,488
Fixed assets, net	2,834	2,990
Patents, net	3,172	3,383
Other assets	2,770	3,160

Total assets	$64,290	$67,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,626	$1,064
Accrued expenses	1,704	1,722
Accrued development costs	278	499
Deferred compensation – current portion	294	291

Total current liabilities	3,902	3,576
Deferred revenue	50	57
Deferred compensation	2,864	2,977

Total liabilities	6,816	6,610
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 22,917,374 shares at June 30, 2006 and 21,889,940 shares at December 31, 2005	23	22
Additional paid in capital	212,373	201,659
Accumulated deficit	(154,834)	(141,116)
Accumulated other comprehensive loss	(88)	(154)

Total shareholders’ equity	57,474	60,411

Total liabilities and shareholders’ equity	$64,290	$67,021

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$929	$1,296
Product sales	146	—

Total revenues	1,075	1,296
Cost of revenues	33	14

Gross profit	1,042	1,282
Operating expenses:
Selling, general and administrative	3,849	2,472
Research and product development	5,221	4,965

Total operating expenses	9,070	7,437

Loss from operations	(8,028)	(6,155)
Investment income	612	469

Loss before income tax expense	(7,416)	(5,686)
Income tax expense	—	—

Net loss	$(7,416)	$(5,686)

Net loss per common share	$(0.33)	$(0.26)

Weighted average shares of common stock outstanding	22,796	21,676

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$1,860	$2,278
Product sales	180	—

Total revenues	2,040	2,278
Cost of revenues	55	22

Gross profit	1,985	2,256
Operating expenses:
Selling, general and administrative	7,312	7,764
Research and product development	9,565	10,030

Total operating expenses	16,877	17,794

Loss from operations	(14,892)	(15,538)
Investment income	1,173	905

Loss before income tax expense	(13,719)	(14,633)
Income tax expense	—	—

Net loss	$(13,719)	$(14,633)

Net loss per common share	$(0.61)	$(0.68)

Weighted average shares of common stock outstanding	22,522	21,666

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(13,719)	$(14,633)
Adjustments to reconcile net loss to net cash used in operating activities	3,833	6,994

Net cash used in operating activities	(9,886)	(7,639)

Investing activities:
Acquisitions of fixed assets, net	(350)	(111)
Patent costs	(247)	(182)
Proceeds from maturities of marketable securities	21,715	20,760
Proceeds from sales of marketable securities	1,600	23,850
Purchases of marketable securities	(3,736)	(29,064)
Proceeds from cash surrender value of life insurance policy withdrawal	446	—

Net cash provided by investing activities	19,428	15,253

Financing activities:
Issuance of common stock, net	8,122	185

Net cash provided by financing activities	8,122	185

Net increase in cash and cash equivalents	17,664	7,799
Cash and cash equivalents at beginning of period	15,917	14,249

Cash and cash equivalents at end of period	$33,581	$22,048

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary drug delivery technologies. The Company is focusing its development efforts principally on products that address disorders of the nervous system. On June 22, 2006, the United States Food and Drug Administration (the “FDA”) approved Opana® ER, which the Company previously referred to as oxymorphone ER. Opana ER is an extended release formulation of oxymorphone that the Company developed with Endo Pharmaceuticals Inc. Opana ER is a narcotic analgesic using the Company’s proprietary TIMERx technology for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and not intended to be used on an as-needed basis. Opana ER became commercially available for sale in the United States in late July 2006. The Company is developing several product candidates designed for the treatment of pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure. The Company conducts is business primarily in North America.
     The Company is subject to the risks and uncertainties associated with drug development and commercialization. These risks and uncertainties include, but are not limited to, a history of net losses, dependence on Opana ER, dependence on collaborators and key personnel, the successful completion of development efforts and of obtaining regulatory approval, the successful commercialization of products based on the Company’s proprietary drug delivery technologies, technological changes, compliance with government regulations, patent infringement litigation, competition from current and potential competitors, some with greater resources than the Company, dependence on third party manufacturers and a requirement for additional funding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for a $3.0 million compensation charge recognized in the first quarter of 2005 (see Note 7). Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three and six month periods ended June 30, 2006 and 2005, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of stock options granted, a Black-Scholes-Merton pricing model is used which requires the consideration of the following six variables for purposes of estimating fair value:
•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	expected dividends on the Company’s common stock (the Company does not anticipate paying dividends for the foreseeable future); and

•	the risk free interest rate for the expected option term.
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
     The valuation assumptions selected upon the adoption of SFAS 123R, were applied to stock options that the Company granted subsequent to its adoption of SFAS 123R; however, stock option expense recorded in the three and six month periods ended June 30, 2006, also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The Company uses the accelerated attribution method to recognize expense for all options granted.
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
4. Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard replaces APB Opinion No. 20, “Accounting Changes", and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period, rather than being reported in an income statement. Such a change would require a company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s results of operations, financial position or cash flows.
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
     See Notes 3 and 5 for a discussion of SFAS 123R. Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
5. Share-Based Compensation
     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was the Company’s practice under SFAS 123, is no longer permitted. The Company adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective transition method. The effect of the adoption was an additional $903,000 and $2.0 million in compensation expense, or approximately $.04 and $.09 per share, basic and diluted, substantially all related to employee stock options, for the three and six month periods ended June 30, 2006, respectively. Of such amounts, $390,000 and $1.0 million were recorded to selling, general and administrative expense, and $513,000 and $946,000 were recorded to research and product development expense, for the three and six month periods ended June 30, 2006, respectively. Total share-based compensation expense recognized in the three and six month periods ended June 30, 2006 and 2005 was $1.1 million and $2.6 million, respectively, in 2006 and $123,000 and $2.6 million, respectively, in 2005 (see Note 7).
     Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Had the Company accounted for stock-based compensation plans using the fair value based accounting method proscribed by SFAS 123R for the periods prior to 2006, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(unaudited)
	(in thousands, except per share data)
Net loss — as reported	$(5,686)	$(14,633)
Stock-based compensation expense included in reported net loss	123	2,648
Stock-based compensation under fair value method	(905)	(2,498)

Net loss — pro forma after stock–based compensation under fair value method	$(6,468)	$(14,483)

Net loss per share, basic and diluted — as reported	$(0.26)	$(0.68)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.30)	$(0.67)
Penwest Stock Option Plans
     As of June 30, 2006, the Company had three stock option plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1998 Spin-off Option Plan (the “Spin-off Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The 2005 Plan and the 1997 Plan provide for the grants of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively “Awards”). Since the 2005 Plan was approved, the Company has granted options and issued other securities to employees, directors and consultants under the 2005 Plan. No additional awards have been made under the Spin-off Plan or the 1997 Plan. A total of 1,650,000 shares of common stock may be issued pursuant to Awards granted under the 2005 Plan. Such awards generally may not be granted at an exercise price that is less than the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Stock option awards generally vest over a one to four year period and expire no later than ten years from the date of grant. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock awards currently vest over a one to four year period and are recorded at fair value, which is based on the fair market value of the common stock on the date of grant. Under the terms of executive retention agreements entered into with each executive officer, if, within 12 months following a change in control of the Company, the executive’s employment is terminated by the Company other than for cause, death or disability, or by the executive for good reason, as such terms are defined, the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by the Company. The retention agreements terminate if a change in control of the Company does not occur prior to December 31, 2008.
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
     On August 31, 1998, Penford Corporation (“Penford”) distributed to the holders of Penford common stock, all of the outstanding shares of the Company’s common stock (the “Distribution”). In connection with such transaction, the Company’s 1998 Spin-off Option Plan was adopted in June 1998 to provide for the grant of stock options to employees of Penwest and non-employee directors of Penford who held options to purchase Penford common stock as of the Distribution date and who ceased to be employees of Penford under the terms of Penford’s stock option plans. As of the Distribution date, options to purchase 1,000,722 shares of common stock were granted to the Company’s employees and non-employee directors of Penford under the Spin-off Plan, of which 1,999 options are outstanding as of June 30, 2006. The exercise price and number of options were calculated so as to preserve the Penford options’ approximate value as of the Distribution date. The Board may not grant any additional options under the Spin-off Plan. If any option expires or is terminated, surrendered, canceled or forfeited, the unused common stock covered by such option will cease to be available for grant under the Spin-off Plan.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents a summary of the Company’s stock option activity and related information for the six month period ended June 30, 2006:

			Weighted-Average
		Weighted	Remaining	Aggregate
		Average	Contractual Terms	Intrinsic
	Shares	Exercise Price	in Years	Value
BALANCE, DECEMBER 31, 2005	3,015,563	$10.88

Options Exercisable	2,120,947	$9.99

Granted	530,250	$20.41
Exercised	(996,034)	$8.08
Forfeited	(146,201)	$13.65
Expired	(750)	$15.74

BALANCE, JUNE 30, 2006	2,402,828	$13.97	6.3	$19,213,326

Options Exercisable	1,425,005	$11.97	4.6	$14,103,897

     The weighted average fair values of options granted during the six month periods ended June 30, 2006 and 2005 were $11.44 and $6.51, respectively. Total cash received by the Company from the exercise of stock options during the six months ended June 30, 2006 was approximately $8.0 million. The total intrinsic values of options exercised during the six month periods ended June 30, 2006 and 2005 were approximately $13.5 million and $75,000, respectively. As of June 30, 2006, there was approximately $5.7 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.2 years.
     The fair values of each option grant in the respective six month periods ending June 30 were estimated using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30,
	2006	2005
Expected dividend yield	None	None
Risk free interest rate	4.7%	4.0%
Expected volatility	58%	50%
Expected life of options	5.6 years	7.5 years
     The following table presents a summary of restricted stock activity for the six month period ended June 30, 2006:

		Weighted-Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Restricted stock outstanding at December 31, 2005	68,000	$11.37	$1,308,660

Granted	24,000	$19.41
Vested	(40,500)	$11.17

Restricted stock outstanding at June 30, 2006	51,500	$15.24	$1,126,048

     The total fair value of restricted stock which vested and the total compensation cost recognized for restricted stock awards in the six months ended June 30, 2006 were approximately $452,000 and $507,000, respectively. As of June 30, 2006, there was approximately $276,000 of unrecognized compensation cost related to outstanding restricted stock awards that the Company expects to recognize as expense over a weighted average period of approximately 11 months.
Employee Stock Purchase Plan
     The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of common stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. The most recently completed offering period began January 1, 2006 and ended on June 30, 2006; therefore, June 30, 2006 is considered the grant date for the purposes of recognizing the stock-based

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
compensation for this offering period. On June 30, 2006, the Company issued a total of 4,635 shares under the Plan with respect to this offering period.
6. Income Taxes
     The Company’s effective tax rates for the three and six month periods ended June 30, 2006 and 2005 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
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
8. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest. On February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer (see Note 7). Under the SERP, effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,324,000 and $2,326,000 as of June 30, 2006 and December 31, 2005, respectively, including the current portion of approximately $151,000 at June 30, 2006, and is included in deferred compensation in the Company’s condensed balance sheet. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
     Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(unaudited)
		(in thousands)
Interest cost	$30	$31	$60	$61
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	1	—	1	1

Net periodic benefit cost	$31	$31	$61	$62

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $17,000 for each of the three month periods ended June 30, 2006 and 2005, and $35,000 and $36,000 for the six month periods ended June 30, 2006 and 2005, respectively. The liability for the DCP was approximately $834,000 and $942,000 as of June 30, 2006 and December 31, 2005, respectively, including the current portion of approximately $143,000 at June 30, 2006, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
February 2005 (see Note 7), under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. In April 2006, the Company withdrew from the Trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments previously made by the Company to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance polices totaled $2,693,000 as of June 30, 2006 and $3,160,000 as of December 31, 2005. Trust assets, including $77,000 held in a money market account at June 30, 2006, are included in Other Assets in the Company’s condensed financial statements.
9. Comprehensive Loss
     The components of comprehensive loss for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)
		(in thousands)
Net loss	$(7,416)	$(5,686)	$(13,719)	$(14,633)
Changes in unrealized net gains and losses on marketable securities	46	41	66	(38)

Comprehensive loss	$(7,370)	$(5,645)	$(13,653)	$(14,671)

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
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo Pharmaceuticals Inc. with respect to the development of Opana ER, an extended release formulation of oxymorphone, based on the Company’s TIMERx technology. The strategic alliance agreement was amended and restated in April 2002. In June 2006, Opana ER was approved by the FDA for the treatment of moderate to severe pain in patients requiring continuous, around-the-clock opioid therapy for an extended period of time and not intended to be used on an as-needed basis. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.
     Under the strategic alliance agreement, the responsibilities of the Company and Endo with respect to Opana ER are determined by a committee comprised of an equal number of members from each of the Company and Endo (the “Alliance Committee”). During the development of the product, the Company formulated Opana ER, and Endo conducted all clinical studies and prepared and filed all regulatory applications. The Company has agreed to supply TIMERx material to Endo, and Endo has agreed to manufacture and market Opana ER in the United States. The manufacture and marketing outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development of Opana ER. On April 17, 2003, the Company discontinued its participation in the funding of the development of Opana ER. The Company took this action because it believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to recoup the portion of development costs incurred by Endo in connection with obtaining FDA approval of Opana ER, that otherwise would have been funded by the Company, through a temporary adjustment in the royalty rate payable to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the Company to reimburse Endo directly for the unfunded amounts, although the Company has no current plans to do so. The Company estimates that through June 30, 2006, these unfunded costs could be as high as approximately $30 million.
     The Company’s agreement with Endo provides that the party marketing Opana ER will pay the other party royalties initially equal to 50% of the net realization, as defined in the agreement between Endo and the Company, subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the agreement based on uncured material breaches of the agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the agreement, Endo will purchase formulated TIMERx material for use in Opana ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.
Mylan Pharmaceuticals Inc.
     In March 2000, Mylan Pharmaceuticals Inc. (“Mylan”) announced that it had signed a supply and distribution agreement with Pfizer, Inc. (“Pfizer”) to market a generic version of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a product the Company had developed in collaboration with Mylan, and agreed to pay Penwest a royalty on all future net sales of the 30 mg strength of Pfizer’s generic version of Procardia XL. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL. Mylan has retained the marketing rights to the 30 mg strength of Nifedipine XL. Mylan’s sales in the United States in 2005 of the 30 mg strength of Pfizer’s generic version of Procardia XL totaled approximately $32.9 million. The term of this agreement continues until such time as Mylan permanently ceases to market the generic version of Procardia XL.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     We develop pharmaceutical products based on innovative proprietary drug delivery technologies. We are focusing our development efforts principally on products that address disorders of the nervous system. On June 22, 2006, the United States Food and Drug Administration, or FDA, approved Opana® ER, which was previously referred to as oxymorphone ER. Opana ER is an extended release formulation of oxymorphone that we developed with Endo Pharmaceuticals Inc., or Endo. We are developing several product candidates designed for the treatment of pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure.
     Opana ER. Opana ER is an oral extended release opioid analgesic, which we developed with Endo using our proprietary TIMERx technology, that has been approved in the United States for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time and not intended to be used on an as needed basis. Under the terms of our collaboration with Endo, Endo is responsible for marketing Opana ER in the United States. The product became commercially available in the United States in late July 2006 in 5mg, 10mg, 20mg and 40mg tablets.
     Opana ER competes in the market for long acting, strong opioid analgesics with products such as Purdue Pharma’s OxyContin® and Johnson and Johnson’s Duragesic® patch, as well as generic competitors to those products. Products in the long acting, strong opioids market had aggregate sales in the United States in 2005 of approximately $3.2 billion. Under our collaboration agreement with Endo, we will be entitled to a 40-50% royalty on the net realization, as defined in our agreement with Endo, relating to the sales of Opana ER, subject to specified adjustments.
     Product Candidates. We have two product candidates in clinical development that we are developing internally.
•	Nalbuphine ER (PW4142). We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of mild to moderate chronic pain, which is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the mild to moderate pain market with products such as tramadol, codeine and propoxyphene. We have completed a Phase I pharmacokinetic study of nalbuphine ER that confirmed that our formulation achieved the targeted blood levels and a Phase IIa trial in which nalbuphine ER positively reduced mean pain intensity in a dose-dependent manner over the 12-hour study period when compared to placebo. We are currently conducting additional Phase I studies to optimize the formulation. We plan to commence a Phase IIb study in an appropriate patient population in the first half of 2007.

•	Torsemide ER (PW2132). We are developing torsemide ER, a loop diuretic in a controlled release formulation, for the management of chronic edema, a condition involving excess fluid accumulation, resulting from congestive heart failure, or CHF. Torsemide ER is being developed using our Geminex dual drug delivery technology. Our formulation is designed to be taken as a tablet once daily. We expect that torsemide ER, if approved, would compete with the immediate release formulations of furosemide and other loop diuretics. We are developing this product using a 505(b)(2) regulatory strategy referencing torsemide. We have completed Phase I pharmacokinetic studies of torsemide ER that confirmed that our formulation achieved the targeted plasma profiles and completed a Phase IIa study that confirmed the proof of concept that torsemide ER would cause prolonged urinary sodium excretion in CHF patients. We are currently planning additional Phase I work to optimize the formulation. Simultaneously, we are working on the study designs for a Phase II study to establish the appropriate dose range for torsemide ER, which we intend to commence in the first half of 2007. Following completion of the Phase II study, we intend to discuss with the FDA the design of the required phase III pivotal trial(s), along with the possibility that only one Phase III pivotal safety and efficacy trial would be necessary for approval of torsemide ER product because we are using the 505(b)(2) drug development route. We intend to complete the clinical development of torsemide ER and file an NDA ourselves. We expect that following the completion of the Phase III pivotal trial(s), we will seek a collaborator to market this product.

     During the second quarter of 2006, we made the decision to stop the development work on venlafaxine ER, a product we were developing for the treatment of depression. We made this decision after we assessed the market opportunity and our estimated financial returns.
     We are developing six other product candidates for the treatment of nervous system disorders. We are currently developing formulations and conducting pilot scale biostudies of these product candidates to obtain pharmacokinetic data in humans.
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
     Effective January 1, 2006, all share-based payments to employees, including grants to employees of stock options, are being recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”. The effect of our adoption of SFAS 123R was an additional $903,000 and $2.0 million of compensation expense, or approximately $.04 and $.09 per share, respectively, basic and diluted, in the three and six month periods ended June 30, 2006, substantially all related to employee stock options. Of such amounts, $390,000 and $1.0 million were recorded to selling, general and administrative (or SG&A) expense, respectively, and $513,000 and $946,000 were recorded to research and product development (or R&D) expense, respectively, for the three and six month periods ended June 30, 2006.
     Total share-based compensation expense recognized in the three month periods ended June 30, 2006 and 2005 was $1.1 million and $123,000, respectively, and $2.6 million was recognized in each of the six month periods ended June 30, 2006 and 2005.
     We have incurred net losses since 1994. As of June 30, 2006, our accumulated deficit was approximately $155 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products commercialized using drug delivery technologies occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;
•	the level of our investment in research and development activities;
•	the successful development and commercialization of product candidates in our portfolio; and
•	royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products to treat disorders of the nervous system. We expect to leverage our expertise in drug formulation and drug delivery in the development of these products. We also expect to expend resources on the expansion of our own drug delivery technologies, as well as on new technologies obtained through in-licenses or acquisition. Our spending in the area of new technology however, is discretionary and is subject to identifying appropriate opportunities, as well as the availability of funds from our operations, cash resources, collaborative research and development arrangements, and external financing.
     Our results of operations may fluctuate from quarter to quarter depending on the success of Opana ER, including the amount and timing of royalties under our agreement with Endo, the amount and timing of royalties on Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL, the volume and timing of shipments of formulated bulk TIMERx, if any, the variations in payments under our collaborative agreements, and on the amount and timing of our investment in research and development activities.

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
     In addition, with the adoption of Statement of Financial Accounting Standards (or SFAS) 123R on January 1, 2006 as described below, we have identified the estimates and assumptions applied in the fair value determination of our stock option awards as critical. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below, as well as those disclosed in our Annual Report on Form 10-K.
     Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment” requiring the expense recognition of the estimated fair value of all share-based payments granted to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and six month periods ended June 30, 2006, we recorded approximately $1.1 million and $2.6 million, respectively, of expense associated with share-based payments, with the majority of this expense, approximately $895,000 and $1.9 million, respectively, attributable to employee stock options, and $164,000 and $507,000, respectively, attributable to restricted stock awards.
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
     The valuation assumptions selected were applied to stock options that we granted subsequent to our adoption of SFAS 123R; however, stock option expense recorded in the three and six month periods ended June 30, 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K. We use the accelerated attribution method to recognize expense for all options granted.
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
Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2006	(decrease)	2005	2006	(decrease)	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$929	(28)%	$1,296	$1,860	(18)%	$2,278
Product Sales	146	n/a	—	180	n/a	—

Total Revenues	$1,075	(17)%	$1,296	$2,040	(10)%	$2,278

Revenues
     Royalties and licensing fees in both periods substantially all related to royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. These royalties from Mylan decreased in the three and six month periods ended June 30, 2006 from the comparable periods for 2005 as a result of a decrease in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL, primarily reflecting the fact that two of Mylan’s customers purchased significantly less product in the three months ended June 30, 2006, than in the three months ended June 30, 2005.
     Our product sales in the three and six month periods ended June 30, 2006 consisted of sales of formulated TIMERx to one of our collaborators, with no comparable product sales occurring in the three and six month periods ended June 30, 2005. Product sales for the three and six month periods ended June 30, 2006 exclude shipments of TIMERx to Endo for use in Opana ER that occurred prior to FDA approval. The gross margin on these pre-commercial shipments were recognized as offsets to R&D expense as is our policy in situations where cost-sharing arrangements exist, such as with Endo in connection with Opana ER. With the FDA approval of Opana ER in June 2006, future TIMERx shipments to Endo for use in Opana ER will be recognized as product sales. As a result, we expect product sales to increase modestly in future periods.

Selling, General and Administrative Expense
     SG&A expenses for the three and six month periods ended June 30, 2006 were $3.9 million and $7.3 million, respectively, as compared to $2.5 million and $7.8 million, respectively, for the comparable periods in 2005. The increase of $1.4 million for the three months ended June 30, 2006 as compared to the comparable period for 2005 is primarily due to increased market research costs associated with the review of several product candidates in our pipeline, as well as compensation expense of $390,000 related to employee stock options resulting from our adoption of SFAS 123R effective January 1, 2006.
     The decrease of $452,000 for the six months ended June 30, 2006 as compared to the comparable period for 2005 primarily reflects a one-time charge of $3.0 million recorded in the first quarter of 2005 in connection with the agreement we entered into with Mr. Hamachek, our former Chairman and Chief Executive Officer, upon his resignation in February 2005. This one-time charge included a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek. The period-to-period decrease was partially offset by compensation expense of $1.0 million related to employee stock options recorded in the 2006 six month period, resulting from our adoption of SFAS 123R effective January 1, 2006, and increased market research costs in the 2006 six-month period compared with the 2005 six-month period associated with the review of several product candidates in our pipeline.
Research and Product Development Expense
     R&D expense increased by $256,000 in the three month period ended June 30, 2006 as compared to the comparable period in 2005, primarily due to increased compensation expense of $513,000 related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006, increased spending on nalbuphine ER, increased professional fees primarily related to product portfolio development activities, and increased costs relating to the manufacturing process of TIMERx in connection with our supply obligations under our agreement with Endo and in support of Endo’s efforts to obain FDA approval of Opana ER. The increase was partially offset by a decrease in spending on PW2101 and torsemide ER.
     R&D expense decreased by $465,000 in the six month period ended June 30, 2006 as compared to the comparable period in 2005, primarily due to a decrease in spending on PW2101 and torsemide ER, as well as other early-stage development projects. The decrease was partially offset by increased compensation expense of $946,000 related to employee stock options resulting from our adoption of SFAS 123R effective January 1, 2006, increased spending on nalbuphine ER, an increase in R&D staff levels, and increased professional fees primarily related to product portfolio development activities.

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2006	(Decrease)	2005	2006	(Decrease)	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Nalbuphine ER	$949	489%	$161	$1,254	196%	$423
Torsemide ER	462	(56)	1,055	554	(50)	1,099
PW2101	—	(100)	516	—	(100)	1,842
Venlafaxine ER	214	919	21	475	110	226
Phase I Products and Internal Costs	2,925	2	2,876	6,114	8	5,652
Research and New Technology Development	671	100	336	1,168	48	788

Total Research and Product Development Expense	$5,221	5%	$4,965	$9,565	(5)%	$10,030

In the preceding table, research and development expenses are set forth in the following six categories:
•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses consist primarily of payments to third parties in connection with clinical trials of nalbuphine ER and approximated 18% and 13% of our research and development expenses in the three and six month periods ended June 30, 2006, respectively. The expenses for this compound increased in the 2006 periods from the 2005 periods, as we have advanced the drug from Phase I through Phase IIa clinical trials. During the remainder of 2006, we expect our research and product development expenses relating to nalbuphine ER to increase as we conduct animal toxicology work and complete additional Phase I studies to optimize the formulation.

•	Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consist primarily of payments to third parties in connection with clinical trials of torsemide ER and approximated 9% and 6% of our research and development expenses in the three and six month periods ended June 30, 2006, respectively. The expenses for this compound decreased in the 2006 periods from the 2005 period due to the timing of clinical trials. We intend to complete the clinical development of torsemide ER and file an NDA ourselves.

•	PW2101 — These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101, including our development work related to the qualification of an alternative manufacturing site and the preparation of the NDA for PW2101. These expenses approximated 10% and 18% of our research and development expenses for the three and six month periods ended June 30, 2005, respectively. We received a nonapprovable letter on this drug in 2005, and we discontinued development work on PW2101 in the second quarter of 2005. We do not expect to incur additional research and development expenses with respect to PW2101 in future periods.

•	Venlafaxine ER — These expenses reflect our direct external expenses relating to the development of venlafaxine ER. These expenses consist primarily of payments to third parties in connection with the manufacture of venlafaxine ER, including the costs of the active drug and approximated 4% and 5% of our research and development expenses in the three and six month periods ended June 30, 2006, respectively. The expenses for this compound increased in the 2006 periods from the 2005 periods, as the drug advanced from Phase I clinical trials into full clinical development. During the second quarter of 2006, we decided to cease development work on this compound. We made this decision after we assessed market opportunity and our estimated financial returns. We do not expect to incur significant additional research and development expenses with respect to venlafaxine ER in future periods, as we complete the orderly termination of this project.

•	Phase I Products and Internal Costs — These expenses primarily reflect our expenses such as salaries and benefits of our product development personnel, including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs increased in the three and six month periods ended June 30, 2006 over the comparable periods in 2005, primarily as a result of the recording of compensation expense related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006 of $513,000 in the 2006 three month period and $946,000 in the 2006 six month period. These increases were partially offset by a write-off of TIMERx inventory primarily related to a change in specifications for TIMERx in the second quarter of 2005. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project. These expenses increased in the three and six month periods ended June 30, 2006 over the comparable periods in 2005, primarily due to legal expenses and amortization associated with our intellectual property.

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
Tax Rates
     The effective tax rates for the three and six month periods ended June 30, 2006 and 2005 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was our practice under SFAS 123, is no longer permitted. We adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective transition method. The effect of our adoption of SFAS 123R was an additional $903,000 and $2.0 million of compensation expense, or approximately $.04 and $.09 per share, respectively, basic and diluted, in the three and six month periods ended June 30, 2006, substantially all related to employee stock options. Of such amounts, $390,000 and $1.0 million were recorded to selling, general and administrative (or SG&A) expense, respectively, and $513,000 and $946,000 were recorded to research and product development (or R&D) expense, respectively, for the three and six month periods ended June 30, 2006. As of June 30, 2006, there was approximately $5.7 million of unrecognized compensation cost related to stock option awards that we expect to recognize over a weighted average period of 1.2 years.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, the sale of our excipient business, sales of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of June 30, 2006, we had cash, cash equivalents and short-term investments of $53.3 million. We have no committed sources of capital.
     We are a party to an agreement with Endo with respect to the development and commercialization of Opana ER. On April 17, 2003, we discontinued our participation in the funding of the development of Opana ER. Expenses we incurred relating to Opana ER in the three and six month periods ended June 30, 2006 and 2005 were not significant. During the remainder of 2006, we expect to incur expenses relating to the manufacturing process of TIMERx in connection with our supply obligations under our agreement with Endo. As a result of this termination of funding, Endo has the right to recoup the portion of development costs incurred by Endo that otherwise would have been funded by us in connection with obtaining approval of Opana ER from the FDA, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development costs. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment; however, we do not currently plan to reimburse Endo directly for these unfunded amounts. We estimate that through June 30, 2006, these unfunded costs could be as high as approximately $30 million.
Cash Flows
     We had negative cash flow from operations for the six months ended June 30, 2006 of $9.9 million, primarily due to a net loss of $13.7 million in the period, which included depreciation and amortization of $785,000 and non-cash charges totaling $2.6 million relating to stock-based compensation. Investing activities provided $19.4 million in cash for the six months ended June 30, 2006, primarily reflecting sales and maturities of marketable securities, net of purchases, of $19.6 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities and funds expended to secure patents on technology developed by us, as well as proceeds from the withdrawal of $446,000 from the cash surrender value of a life insurance policy to reimburse us for retirement and deferred compensation benefits we paid to our former Chairman and CEO. Financing activities provided $8.1 million in cash from the proceeds of stock option exercises during the six months ended June 30, 2006.
Funding Requirements
     We anticipate that, based on our current operating plan, and excluding any reimbursement to Endo for unfunded costs related to the development of Opana ER, our existing capital resources and anticipated internally generated funds from royalties from Endo and Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least 2007. We expect our investment in capital expenditures for the remainder of 2006 to increase from the 2006 six month period level to approximately $1.5 million for the year, primarily for laboratory equipment for our drug development activities. In the second half of 2006, we expect our capital spending for patents to approximate our capital spending levels for patents for the first six months of 2006.
     Our requirements for capital in our business are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to Opana ER;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the costs and timing of adding product candidates or technologies;

•	whether we reimburse Endo for unfunded costs related to the development of Opana ER;

•	the structure and terms of any future collaborative or development agreements;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of capital expenditures.
     If we determine to reimburse Endo for unfunded costs related to the development of Opana ER, or to acquire additional product candidates or technologies, we may need to seek additional funding through collaborative agreements or research and development arrangements, or through public or private financings of equity or debt securities.
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
Contractual Obligations
     Our outstanding contractual cash obligations relate to our operating leases, primarily for facilities, purchase obligations primarily relating to clinical development and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of June 30, 2006 (in thousands).

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$917	$647	$270	$—	$—
Purchase Obligations	2,116	2,116	—	—	—
Deferred Compensation, including current portion	3,158	294	588	588	1,688

Total	$6,191	$3,057	$858	$588	$1,688

     Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. In April 2006, we withdrew from the trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments we previously made to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance polices totaled $2.7 million as of June 30, 2006. Trust assets, including $77,000 held in a money market account, totaled $2.8 million at June 30, 2006.
Net Operating Loss Carryforwards
     We estimate that as of June 30, 2006, we had federal net operating loss, or NOL, carryforwards of approximately $141 million for income tax purposes, which expire beginning in 2018 through 2026. The use of the NOLs are limited to our future taxable earnings. Utilization of the operating losses is subject to limitation due to the ownership change provisions of the Internal Revenue Code.

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
     At June 30, 2006, marketable securities consisted primarily of corporate debt and U.S. Government-agency backed discounted notes, and approximated $19.8 million. Our marketable securities had maturity dates of up to ten months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At June 30, 2006, market values approximated carrying values. At June 30, 2006 we had approximately $53.3 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $533,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $22.9 million, $23.8 million and $15.9 million during 2005, 2004 and 2003, respectively. We had losses from continuing operations of $22.9 million, $23.8 million and $26.0 million in 2005, 2004 and 2003, respectively. For the six months ended June 30, 2006, our net loss was $13.7 million. As of June 30, 2006, our accumulated deficit was approximately $154.8 million.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products for the treatment of disorders of the nervous system. As a result, we expect to continue to incur net losses as we continue to conduct development of, and seek regulatory approvals for, products for the treatment of disorders of the nervous system. These net losses have had and will continue to have an adverse effect on, among other things, our shareholders’ equity, total assets and working capital.
     Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;

•	the level of our investment in research and development activities;

•	the successful development and commercialization of product candidates in our portfolio; and

•	royalties from Mylan’s sale of Pfizer’s 30 mg generic version of Procardia XL.
     We may require additional funding, which may be difficult to obtain
     As of June 30, 2006, we had cash, cash equivalents and short-term investments of $53.3 million. We anticipate that, based on our current operating plan and excluding any reimbursement to Endo for unfunded Opana ER costs, our existing capital resources and anticipated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least 2007.
     Our requirements for additional capital are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular under our agreement with Endo with respect to Opana ER;

•	the progress of our collaborative and internal development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the costs and timing of adding additional products or technologies;

•	whether we reimburse Endo for unfunded Opana ER costs;

•	the structure and terms of any future collaborative or development agreements;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of our investments in capital expenditures.
     Subject to these factors, we may need to sell additional equity or debt securities, or seek additional financing through other arrangements to fund operations beyond 2007. In addition, if we determine to reimburse Endo for unfunded Opana ER costs, or to acquire additional products or technologies, we may need to seek additional funding for such actions through collaborative agreements, or research and development arrangements, or through public or private financing.
     If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders will result. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs, or potential product or grant licenses on terms that may not be favorable to us. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.
     We depend heavily on the success of Opana ER, which may not be widely accepted by physicians, patients, third-party payors, or the medical community in general
     We have invested a significant portion of our financial resources in the development of Opana ER, and anticipate that in the near term our ability to generate significant revenues will depend primarily on the successful marketing of Opana ER by Endo. We cannot be sure that Opana ER, which was approved by the FDA in June 2006, will be accepted by purchasers in the pharmaceutical market. Opana ER competes with a number of approved drugs manufactured and marketed by major pharmaceutical companies, generic versions of these drugs and will potentially compete against new drugs that are not yet marketed. The degree of market acceptance of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competitive products;

•	the advantages and disadvantages of Opana ER compared to alternative therapies;

•	Endo’s ability to educate the medical community about the safety and effectiveness of Opana ER;

•	the strength of Endo’s marketing distribution support;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the cost-effectiveness of the product and the ability to receive third party reimbursement for Opana ER;

•	the reimbursement policies of government and third party payors with respect to Opana ER; and

•	the market price of Opana ER.
     If Opana ER is not commercially successful, it would have a material adverse effect on our business, financial condition and results of operations.
     If we are able to obtain regulatory approval of any of our other products candidates, the success of those products would also depend upon their acceptance by physicians, patients, third party payors or the medical community in general. No product based on our drug delivery technologies is marketed in the United States, so there can be no assurance as to market acceptance.
     We are dependent on our collaborator Endo, to market and sell Opana ER, and are, and in the future expect to be, dependent on other collaborators with respect to manufacturing, marketing, and selling additional products
     Opana ER and some of our other products have been developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, we have typically been dependent on our collaborators to fund some portion of development, to conduct clinical trials, to obtain regulatory approvals for, and manufacture, market and sell products utilizing our drug delivery technologies. In particular, we are dependent on Endo to manufacture and market Opana ER in the United States. In addition, we are dependent on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.
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
     In addition, disputes may arise between us and our collaborators from time to time. Any such dispute could impact our anticipated rights under our agreement with the collaborator, and could result in mediation, arbitration or litigation between us and the collaborator which could impact the levels of cooperation between us and the collaborator, adversely affect the timing of payments to us under the agreement, be time consuming and expensive and adversely affect the market price of our common stock. We are currently in discussions with Endo regarding specified provisions of our agreement with respect to Opana ER.
     We face significant competition, which may result in others discovering, developing or commercializing products before or more successfully than we do
     The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have:
•	significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and commercialize products;

•	more extensive experience than we have in conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products;

•	competing products that have already received regulatory approval or are in late-stage development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.
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
     Opana ER faces and our products in development will face competition from products with the same indication. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as Purdue Pharma’s OxyContin and MS Contin, Johnson & Johnson’s Duragesic patch, generic competitors to OxyContin, Duragesic and MS Contin, Ligand’s Avinza and Alpharma’s Kadian.
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
     If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products
     In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, or for other reasons. With respect to our approved products, including Opana ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals for our products. In the future we intend to develop a significant portion of our product candidates independently, including controlling the clinical trials and regulatory submissions with the FDA. We have limited experience conducting clinical trials and to date have not independently obtained approval for the marketing of a product.
     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, in response to the approvable letter for Opana ER, the FDA required Endo to conduct an additional clinical trial of Opana ER, which significantly delayed the approval of Opana ER. In addition, we terminated the development of PW2101, a beta blocker that we were developing that was intended for the treatment of hypertension and angina, because we believed that if we had chosen to continue development of PW2101 we would have been required to conduct additional trials in order to address the concerns expressed in the non-approvable letter we received from the FDA in 2005. In addition, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.
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
     Our drug delivery technologies rely on the ability to control the release of the active drug ingredient and our business would be harmed if it was determined that there were circumstances under which the active ingredient from one of our extended release products would be released rapidly into the blood stream
     Our products and product candidates rely on our ability to control the release of the active drug ingredient. Some of the active ingredients in our controlled release products, including Opana ER, contain levels of active drug ingredient that could be harmful, even fatal, if the full dose of active drug ingredient were to be released over a short period of time, which is referred to as dose-dumping.
     In 2005, Purdue Pharma voluntarily withdrew its product Palladone, hydromorphone hydrochloride extended-release capsules, from the market after acquiring new information that serious and potentially fatal adverse reactions can occur when the product is taken together with alcohol. The data, gathered from a study testing the potential effects of alcohol use, showed that when Palladone is taken with alcohol, the extended-release mechanism is harmed, which can lead to dose-dumping. In order to anticipate questions from the FDA with respect to the potential dose-dumping effect of opioids given the FDA’s experience with Palladone, Endo has conducted both in vitro and human testing of the effect of alcohol on Opana ER. In the in vitro testing of alcohol and Opana ER, Endo did not find any effect on the time release mechanism of the product. In the human testing of alcohol and Opana ER, Endo does not believe that there was evidence of dose-dumping or signs of degradation of the controlled-release mechanism. Endo did note in this human testing a transient effect on blood levels that Endo believes reflects a short-lived increase in the absorption rate of oxymorphone already released from the tablet.
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
     Opana ER contains a narcotic ingredient. As a result of reports of misuse and abuse of prescription narcotics, the sale of Opana ER is subject to regulations, including the compliance with risk management programs which may prove difficult or expensive to comply with, and we and Endo may face lawsuits
     Opana ER contains a narcotic ingredient. Misuse or abuse of such drugs can lead to physical or other harm. Specifically, in the past few years, reportedly widespread misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling, and in the sponsor of OxyContin facing numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of Opana ER could lead to additional regulations of Opana ER and could subject us and Endo to litigation.
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
     Our success depends on our protecting our patents and patented rights
     Our success depends in significant part on our ability to develop patentable products, to obtain patent protection for our products, both in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. As a result, patents may not issue from any patent applications that we own or license. If patents are issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. We are currently prosecuting additional patents on Opana ER. There can be no assurance these patents will be issued.
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
     We have only limited manufacturing capabilities and will be dependent on third party manufacturers

     We lack commercial scale facilities to manufacture our TIMERx material or any products we may develop. We currently rely on Draxis Specialty Pharmaceuticals, Inc. for the bulk manufacture of our TIMERx material under a contract that expires in September 2007, and on other third party manufacturers for the products that we are currently developing. As provided by its terms, the agreement with Draxis is automatically renewed for successive one year periods, unless either party gives notice of its intent not to renew the contract, at least six months prior to the end of the then-current term. We are currently in discussions with Draxis to secure a longer-term manufacturing and supply agreement. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
     We believe that there are a limited number of manufacturers subject to cGMP regulations capable of manufacturing our TIMERx materials. Although we have qualified alternate suppliers with respect to the xanthan and locust bean gums used to manufacture our TIMERx material, and have done the initial work on a second supplier of TIMERx, if Draxis is unable to manufacture the TIMERx material in the required quantities, on a timely basis or at all, or if Draxis will not agree to renew our agreement when it expires on acceptable terms to us or at all, we may be unable to obtain alternative contract manufacturing, or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms to us or at all, particularly as these products advance through clinical development and move closer to regulatory approval, our business and the clinical development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties upon which we rely for supply of our TIMERx material or our products in clinical development will perform, and any failures by third parties may delay development or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
     If our third party manufacturers fail to perform their obligations, we may be adversely affected in a number of ways, including:
•	we or our collaborators may not be able to meet commercial demands for Opana ER or any of our other products on a timely basis;

•	we may not be able to initiate or continue clinical trials of products that are under development; and

•	we may be delayed in submitting applications for regulatory approvals of our products.
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

     If we or our collaborators fail to obtain an adequate level of reimbursement by third party payors for Opana ER or any other products we develop, we may not be able to successfully commercialize the affected product
     The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical products, including Opana ER. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for medical products and services. In specific foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.
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
     We expect to experience pricing pressure with respect to Opana ER and any other products for which we obtain marketing approvals in the future due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Neither we nor our collaborators may be able to sell products profitably if access to managed care or government formularies is restricted or denied, or if reimbursement is unavailable or limited in scope or amount.
     We will be exposed to product liability claims and may not be able to obtain adequate product liability insurance
     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Product liability claims might be made by consumers, health care providers, pharmaceutical companies, or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale.
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
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on June 7, 2006, the following proposals were adopted by the vote specified below:
a.	Election of Class III Directors for a term of three years:

	For	Withhold
Robert J. Hennessey	17,931,483	1,306,210
John N. Staniforth	18,345,178	893,515
The following directors did not stand for reelection as their terms of office continued after the Annual Meeting: Peter F. Drake, Paul E. Freiman, Rolf H. Henel and Anne M. VanLent.
b.	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the current year:

For	Against	Abstain	Broker Non-Votes
19,194,045	28,577	15,071	none
Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: August 7, 2006	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Offer Letter, between Penwest Pharmaceuticals Co. and Benjamin L. Palleiko, effective June 19, 2006.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002