Form 10-Q
period 2006-09-30
PENWEST PHARMACEUTICALS CO
filed 2006-11-09
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2006.

Class	Outstanding

Common stock, par value $.001	23,043,443

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
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,250	$15,917
Marketable securities	23,054	39,377
Trade accounts receivable	786	942
Inventories:
Raw materials and other	76	44
Finished goods	91	96

Total inventories	167	140
Prepaid expenses and other current assets	1,810	1,112

Total current assets	49,067	57,488
Fixed assets, net	3,827	2,990
Patents, net	3,153	3,383
Other assets	2,708	3,160

Total assets	$58,755	$67,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396	$1,064
Accrued expenses	1,721	1,722
Accrued development costs	751	499
Deferred compensation – current portion	294	291

Total current liabilities	4,162	3,576
Deferred revenue	47	57
Deferred compensation	2,860	2,977

Total liabilities	7,069	6,610
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 23,042,095 shares at September 30, 2006 and 21,889,940 shares at December 31, 2005	23	22
Additional paid in capital	215,269	201,659
Accumulated deficit	(163,576)	(141,116)
Accumulated other comprehensive loss	(30)	(154)

Total shareholders’ equity	51,686	60,411

Total liabilities and shareholders’ equity	$58,755	$67,021

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$669	$3,004
Product sales	51	—

Total revenues	720	3,004
Cost of revenues	49	8

Gross profit	671	2,996
Operating expenses:
Selling, general and administrative	3,189	2,554
Research and product development	6,843	3,950

Total operating expenses	10,032	6,504

Loss from operations	(9,361)	(3,508)
Investment income	620	522

Loss before income tax expense	(8,741)	(2,986)
Income tax expense	—	—

Net loss	$(8,741)	$(2,986)

Net loss per common share	$(0.38)	$(0.14)

Weighted average shares of common stock outstanding	22,941	21,714

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$2,529	$5,282
Product sales	231	—

Total revenues	2,760	5,282
Cost of revenues	104	30

Gross profit	2,656	5,252
Operating expenses:
Selling, general and administrative	10,501	10,318
Research and product development	16,408	13,980

Total operating expenses	26,909	24,298

Loss from operations	(24,253)	(19,046)
Investment income	1,793	1,427

Loss before income tax expense	(22,460)	(17,619)
Income tax expense	—	—

Net loss	$(22,460)	$(17,619)

Net loss per common share	$(0.99)	$(0.81)

Weighted average shares of common stock outstanding	22,663	21,683

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(22,460)	$(17,619)
Adjustments to reconcile net loss to net cash used in operating activities	4,821	3,578

Net cash used in operating activities	(17,639)	(14,041)

Investing activities:
Acquisitions of fixed assets, net	(1,592)	(164)
Patent costs	(385)	(303)
Proceeds from maturities of marketable securities	32,311	38,883
Proceeds from sales of marketable securities	1,600	25,450
Purchases of marketable securities	(17,275)	(39,943)
Proceeds from cash surrender value of life insurance policy withdrawal	446	—

Net cash provided by investing activities	15,105	23,923

Financing activities:
Issuance of common stock, net	9,867	1,078

Net cash provided by financing activities	9,867	1,078

Net increase in cash and cash equivalents	7,333	10,960
Cash and cash equivalents at beginning of period	15,917	14,249

Cash and cash equivalents at end of period	$23,250	$25,209

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary drug delivery technologies and has focused its development efforts principally on products that address disorders of the nervous system. On June 22, 2006, the United States Food and Drug Administration (the “FDA”) approved Opana® ER, which the Company previously referred to as oxymorphone ER. Opana ER is an extended release formulation of oxymorphone that the Company developed with Endo Pharmaceuticals Inc. (“Endo”). Opana ER is a narcotic analgesic using the Company’s proprietary TIMERx technology for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and not intended to be used on an as-needed basis. Opana ER was launched in the United States by Endo in August 2006. The Company is developing several product candidates designed for the treatment of pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure. The Company conducts its business primarily in North America.
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
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. The following non-recurring items are included in the interim periods presented: $2.25 million of licensing revenue recognized in the third quarter of 2005 (see Note 10); and a $3.0 million compensation charge recognized in the first quarter of 2005 (see Note 7). Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three and nine month periods ended September 30, 2006 and 2005, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Company’s practice under SFAS 123, “Accounting for Stock-Based Compensation”, is no longer permitted (see Note 5).
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of stock options granted, a Black-Scholes-Merton pricing model is used which requires the consideration of the following variables for purposes of estimating fair value:
▪	the stock option exercise price;

▪	the expected term of the option;

▪	the grant date price of the Company’s common stock, which is issuable upon exercise of the option;

▪	the expected volatility of the Company’s common stock;

▪	expected dividends on the Company’s common stock (the Company does not anticipate paying dividends for the foreseeable future); and

▪	the risk free interest rate for the expected option term.
     Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during this period. Following a review of alternative methods of estimating expected volatility, the Company changed its method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to using an average of implied volatility and historical volatility. In accordance with SFAS 123R, the Company selected the average of implied volatility and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility of the Company’s common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed.
     The valuation assumptions selected upon the adoption of SFAS 123R, were applied to stock options that the Company granted subsequent to its adoption of SFAS 123R; however, stock option expense recorded in the three and nine month periods ended September 30, 2006, also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The Company uses the accelerated attribution method to recognize expense for all options granted.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company plans to adopt the provisions of SFAS No. 157 on January 1, 2008. The Company is in the process of evaluating the impact the adoption of this pronouncement will have on its results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, SFAS No.158 requires employers to measure the funded status of its plans as of the date of its year-end statement of financial position. SFAS No. 158 also requires additional disclosures regarding amounts included in accumulated other comprehensive income. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006, and, as such, the Company plans to adopt the provisions of SFAS No. 158 for its fiscal year ending December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on the Company’s results of operations or financial position.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses uncertainty in accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by clarifying the recognition thresholds and measurements of tax contingencies and providing new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, as such, the Company plans to adopt the provisions of FIN 48 on January 1, 2007. The Company is in the process of evaluating the impact the adoption of this interpretation will have on its results of operations and financial position.
     See Notes 3 and 5 for a discussion of SFAS 123R. Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Share-Based Compensation
     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was the Company’s practice under SFAS 123, is no longer permitted. The Company adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective transition method. The effect of the adoption was an additional $1.0 million and $3.0 million in compensation expense, or approximately $.04 and $0.13 per share, basic and diluted, substantially all related to employee stock options, for the three and nine month periods ended September 30, 2006, respectively. Of such amounts, $537,000 and $1.6 million were recorded to selling, general and administrative expense, and $466,000 and $1.4 million were recorded to research and product development expense, for the three and nine month periods ended September 30, 2006, respectively. Total share-based compensation expense recognized in the three and nine month periods ended September 30, 2006 and 2005 was $1.2 million and $3.7 million, respectively, in 2006 and $144,000 and $2.8 million, respectively, in 2005 (see Note 7).
     Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Had the Company accounted for stock-based compensation plans using the fair value based accounting method proscribed by SFAS 123R for the periods prior to 2006, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(unaudited)
	(in thousands, except per share data)
Net loss — as reported	$(2,986)	$(17,619)
Stock-based compensation expense included in reported net loss	144	2,804
Stock-based compensation under fair value method	(894)	(3,403)

Net loss — pro forma after stock–based compensation under fair value method	$(3,736)	$(18,218)

Net loss per share, basic and diluted — as reported	$(0.14)	$(0.81)
Net loss per share, basic and diluted — pro forma after stock-based compensation under fair value method	$(0.17)	$(0.84)
Penwest Stock Option Plans
     As of September 30, 2006, the Company had three stock option plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1998 Spin-off Option Plan (the “Spin-off Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The 2005 Plan and the 1997 Plan provide for the grants of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards, including the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively “Awards”). Since the 2005 Plan was approved, the Company has granted options and issued other securities to employees, directors and consultants under the 2005 Plan. No additional awards have been made under the Spin-off Plan or the 1997 Plan. A total of 1,650,000 shares of common stock may be issued pursuant to Awards granted under the 2005 Plan. Such awards generally may not be granted at an exercise price that is less than the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Stock option awards generally vest over a one to four year period and expire no later than ten years from the date of grant. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock awards currently vest over a one to four year period and are recorded at fair value, which is based on the fair market value of the common stock on the date of grant.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     On August 31, 1998, Penford Corporation (“Penford”) distributed to the holders of Penford common stock all of the outstanding shares of the Company’s common stock (the “Distribution”). In connection with such transaction, the Company’s 1998 Spin-off Option Plan was adopted in June 1998 to provide for the grant of stock options to employees of Penwest and non-employee directors of Penford who held options to purchase Penford common stock as of the Distribution date and who ceased to be employees of Penford under the terms of Penford’s stock option plans. As of September 30, 2006, options to purchase 1,999 shares remain outstanding under the Spin-off plan. The Company may not grant any additional options under the Spin-off Plan.
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
     The following table presents a summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2006:

		Weighted	Weighted-Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Terms in Years	Value
Balance, December 31, 2005	3,015,563	$10.88

Options Exercisable	2,120,947	$9.99

Granted	565,250	$20.33
Exercised	(1,119,459)	$8.75
Forfeited	(160,236)	$13.97
Expired	(1,075)	$15.93

Balance, September 30, 2006	2,300,043	$14.02	6.4	$8,911,358

Options Exercisable	1,326,255	$11.80	4.7	$7,106,304

     The weighted average fair values of options granted during the nine month periods ended September 30, 2006 and 2005 were $11.39 and $6.44, respectively. Total cash received by the Company from the exercise of stock options during the nine months ended September 30, 2006 was approximately $9.8 million. The total intrinsic values of options exercised during the nine month periods ended September 30, 2006 and 2005 were approximately $14.3 million and $418,000, respectively. As of September 30, 2006, there was approximately $5.0 million of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted average period of 1.1 years.
     The fair values of each option grant in the respective nine month periods ending September 30 were estimated using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Expected dividend yield	None	None
Risk free interest rate	4.7%	4.0%
Expected volatility	58%	49%
Expected life of options	5.6 years	7.5 years

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents a summary of restricted stock activity for the nine month period ended September 30, 2006:

		Weighted-Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value
Restricted stock outstanding at December 31, 2005	68,000	$11.37	$1,308,660

Granted	24,000	$19.41
Vested	(40,500)	$11.17

Restricted stock outstanding at September 30, 2006	51,500	$15.24	$871,380

     The total fair value of restricted stock which vested and the total compensation cost recognized for restricted stock awards in the nine months ended September 30, 2006 were approximately $452,000 and $629,000, respectively. As of September 30, 2006, there was approximately $221,000 of unrecognized compensation cost related to outstanding restricted stock awards that the Company expects to recognize as expense over a weighted average period of approximately 1.2 years.
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
6. Income Taxes
     The Company’s effective tax rates for the three and nine month periods ended September 30, 2006 and 2005 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
7. Compensation Charge
     On February 14, 2005, Tod R. Hamachek resigned from his positions as the Company’s Chief Executive Officer and Chairman of the Board of Directors, and as a member of the Board, and entered into a Severance and Settlement Agreement and Release with the Company (the “Severance Agreement”). Under the Severance Agreement, the Company agreed that, in consideration of Mr. Hamachek’s release and other agreements under the Severance Agreement, it would pay Mr. Hamachek eighteen months base salary ($594,000), pay all premium costs relating to medical insurance continuation coverage for eighteen months and provide certain other benefits. The Company also agreed to accelerate in full the vesting of all unvested stock options (146,000 shares) held by Mr. Hamachek, and to extend the period during which he could exercise his stock options to the earlier of two years or their original expiration date. On December 27, 2005, the Company agreed with Mr. Hamachek to change the date through which Mr. Hamachek could exercise his stock options from February 14, 2007 to December 31, 2006. In connection with the Severance Agreement, the Company recorded a charge to its statement of operations totaling approximately $3.0 million in the first quarter of 2005. This charge, included in selling, general and administrative expense, includes a non-cash charge of approximately $2.4 million relating to the modifications of the stock options noted above.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,304,000 and $2,326,000 as of September 30, 2006 and December 31, 2005, respectively, including the current portion of approximately $151,000 at September 30, 2006, and is included in deferred compensation in the Company’s condensed balance sheet. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
     Components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Interest cost	$30	$31	$90	$92
Amortization of net obligation at transition	—	—	—	—
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$30	$31	$91	$93

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $17,000 for each of the three month periods ended September 30, 2006 and 2005, and $52,000 and $53,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The liability for the DCP was approximately $850,000 and $942,000 as of September 30, 2006 and December 31, 2005, respectively, including the current portion of approximately $143,000 at September 30, 2006, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in February 2005 (see Note 7), under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. In April 2006, the Company withdrew from the Trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments previously made by the Company to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance polices totaled $2,669,000 as of September 30, 2006 and $3,160,000 as of December 31, 2005. Trust assets, including $39,000 held in a money market account at September 30, 2006, are included in Other Assets in the Company’s condensed financial statements.
9. Comprehensive Loss
     The components of comprehensive loss for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Net loss	$(8,741)	$(2,986)	$(22,460)	$(17,619)
Changes in unrealized net gains and losses on marketable securities	57	(19)	124	(57)

Comprehensive loss	$(8,684)	$(3,005)	$(22,336)	$(17,676)

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
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement (the “Agreement”) with Endo Pharmaceuticals Inc. with respect to the development of Opana ER, an extended release formulation of oxymorphone, based on the Company’s TIMERx technology. The Agreement was amended and restated in April 2002. In June 2006, the FDA approved Opana ER for the treatment of moderate to severe pain in patients requiring continuous, around-the-clock opioid therapy for an extended period of time and not intended to be used on an as-needed basis. Endo is registered with the U.S. Drug Enforcement Administration as a developer, manufacturer and marketer of controlled narcotic substances.
     Under the Agreement, the responsibilities of the Company and Endo with respect to Opana ER are determined by a committee comprised of an equal number of members from each of the Company and Endo (the “Alliance Committee”). During the development of the product, the Company formulated Opana ER, and Endo conducted all clinical studies and prepared and filed all regulatory applications. The Company has agreed to supply TIMERx material to Endo, and Endo has agreed to manufacture and market Opana ER in the United States. The manufacture and marketing outside of the United States may be conducted by the Company, Endo or a third party, as determined by the Alliance Committee.
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development of Opana ER. On April 17, 2003, the Company exercised its right under the terms of the Agreement to discontinue its participation in the funding of the development of Opana ER. The Company took this action because it believed that its strategic focus should be on funding other products in its development pipeline. As a result of this termination of funding, Endo has the right to recoup the portion of development costs incurred by Endo in connection with obtaining FDA approval of Opana ER, that otherwise would have been funded by the Company, through a temporary adjustment in the royalty rate payable by Endo to the Company, which will return to its pre-adjustment level once Endo has recovered such costs. Endo may also allow the Company to reimburse Endo directly for the unfunded amounts; however, the Company does not currently plan to reimburse Endo directly for these unfunded amounts. The Company estimates that these unfunded costs could be as high as $30 million.
     The Agreement provides that the party marketing Opana ER will pay the other party royalties initially equal to 50% of the net realization, as defined in the Agreement subject to adjustment for unfunded development costs. This percentage will decrease if the aggregate U.S. net realization exceeds pre-determined thresholds. In general, the royalty payable by the marketing party to the other party will not drop below 40%. However, the royalty will be reduced by one-third in limited circumstances, including termination of the Agreement based on uncured material breaches of the Agreement by the royalty receiving party and specified bankruptcy and insolvency events involving the royalty receiving party. Under the Agreement, Endo will purchase formulated TIMERx material for use in Opana ER exclusively from the Company at specified prices, and include these purchases in cost of goods sold of the product prior to determining net realization, on which the royalty payment is calculated.
     In August 2006, the Company initiated dispute resolution procedures under the Agreement in connection with a dispute regarding the responsibility of Endo for the losses that both Endo and the Company expect to occur during the marketing period for Opana ER provided for in the Agreement. The Company believes that, under the terms of the Agreement, it is not obligated to share in or fund these losses, and Endo is obligated to commence royalty payments to Penwest in the first quarter during which Opana ER becomes profitable without any deduction for these losses. Endo has publicly stated that it will recognize 100% of the losses in 2006 attributable to Opana ER during its launch phase. However, Endo has said that it expects to recover, dollar for dollar, the Company’s share of these

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
losses from the future profits of Opana ER, and that no royalty would be due the Company on Opana ER until the product becomes profitable on a cumulative basis from the date of approval. Under the dispute resolution procedures in the Agreement, the Company and Endo have entered mediation proceedings. If these proceedings are unsuccessful, the Company and Endo may enter into binding arbitration. The Company is unable to predict the timing and outcome of the dispute resolution process.
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
     We develop pharmaceutical products based on innovative proprietary drug delivery technologies and have focused our development efforts principally on products that address disorders of the nervous system. On June 22, 2006, the United States Food and Drug Administration, or FDA, approved Opana® ER, which we previously referred to as oxymorphone ER. Opana ER is an extended release formulation of oxymorphone that we developed with Endo Pharmaceuticals Inc., or Endo. We are developing several product candidates designed for the treatment of pain, epilepsy and Parkinson’s disease, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure.
     Opana ER. Opana ER is an oral extended release opioid analgesic, which we developed with Endo using our proprietary TIMERx technology. Opana ER has been approved in the United States for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time and not intended to be used on an as-needed basis. Under the terms of our collaboration with Endo, Endo is responsible for marketing Opana ER in the United States. The product was launched by Endo’s sales force in the United States in August 2006 in 5mg, 10mg, 20mg and 40mg tablets.
     Opana ER competes in the market for long acting, strong opioid analgesics with products such as Purdue Pharma’s OxyContin® and Johnson and Johnson’s Duragesic® patch, as well as generic competitors to those products. Products in the long acting, strong opioids market had aggregate sales in the United States in 2005 of approximately $3.2 billion. Under our collaboration agreement with Endo, we are entitled to a 40-50% royalty on the net realization, as defined in our agreement with Endo, subject to specified adjustments. We believe that because of certain of these adjustments, the initial royalties payable to us will approximate 25% to 30% of the net realization. However, we expect that the royalty rate will revert back to the original contract rates of 40-50% once certain amounts have been recovered by Endo.
     In August 2006, we initiated dispute resolution procedures under our agreement with Endo in connection with a dispute regarding the responsibility of Endo for the losses that we and Endo expect to occur during the marketing period for Opana ER. We believe that under the terms of our agreement with Endo, we are not obligated to share in or fund these losses and that Endo is obligated to commence royalty payments to us in the first quarter during which Opana ER becomes profitable without any deduction for these losses. Endo has publicly stated that it will recognize 100% of the losses in 2006 attributable to Opana ER during its launch phase. However, Endo has said that it expects to recover, dollar for dollar, our share of these losses from the future profits of Opana ER, and that no royalty would be due us on Opana ER until Opana ER becomes profitable on a cumulative basis from the date of approval. Under the dispute resolution procedures in the agreement, we entered into mediation proceedings with Endo. If these proceedings are unsuccessful, we may enter into binding arbitration with Endo. A date for mediation proceedings has been scheduled in the fourth quarter of 2006. We are unable to predict the timing and outcome of the dispute resolution process.
     Product Candidates. We have two product candidates in clinical development that we are developing internally.
•	Nalbuphine ER (PW4142). We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain, which is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the moderate pain market with products such as tramadol, codeine and propoxyphene. We have completed a Phase I pharmacokinetic study of nalbuphine ER that confirmed our formulation achieved the targeted blood levels and a Phase IIa trial in which a single dose of nalbuphine ER positively reduced mean pain intensity in a dose-dependent manner over the 12-hour study period when compared to placebo. We are currently conducting additional Phase I studies to optimize the formulation. We plan to commence a Phase I escalating dose steady state study early in 2007, followed by a Phase IIb study in a 30-day chronic pain model in mid 2007.

•	Torsemide ER (PW2132). We are developing a controlled release formulation of torsemide, a loop diuretic, for the management of chronic edema, a condition involving excess fluid accumulation, resulting from congestive heart failure, or CHF. Our formulation is designed to be taken as a tablet once daily. We expect that torsemide ER, if approved, would compete with the immediate release formulations of furosemide and other loop diuretics. We are developing this product using a 505(b)(2) regulatory strategy referencing torsemide. We have completed Phase I pharmacokinetic studies of torsemide ER that confirmed that our formulation achieved the targeted plasma profiles and completed a Phase IIa study that confirmed the proof of concept that torsemide ER would cause prolonged urinary sodium excretion in CHF patients. We are currently conducting additional Phase I work to optimize the formulation. Simultaneously, we are working on the study designs for a Phase IIa study to establish the appropriate dose range for torsemide ER, which we plan to commence in the first half of 2007, as well as a Phase II study comparing torsemide ER to Lasix, which we plan to commence in the second half of 2007. Following completion of these Phase II studies, we intend to discuss with the FDA the design of the required phase III pivotal program, along with the possibility that only one Phase III pivotal safety and efficacy trial would be necessary for approval of torsemide ER because we are using the 505(b)(2) regulatory filing strategy. We currently intend to complete the clinical development of torsemide ER and file an NDA ourselves, and expect that following the completion of the Phase III program, we will seek a collaborator to market this product.
     We are developing five other product candidates for the treatment of nervous system disorders. We are currently developing formulations and conducting pilot scale biostudies of these product candidates to obtain pharmacokinetic data in humans.
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
     Our net loss for the three and nine month periods ended September 30, 2006 was $8.7 million, or $0.38 per share, and $22.5 million, or $0.99 per share, respectively. Our net loss for the three and nine month periods ended September 30, 2005 was $3.0 million, or $0.14 per share, and $17.6 million, or $0.81 per share, respectively.
     Effective January 1, 2006, all share-based payments to employees, including grants to employees of stock options, are being recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms, in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”. The effect of our adoption of SFAS 123R was an additional $1.0 million and $3.0 million of compensation expense, or approximately $.04 and $.13 per share, respectively, basic and diluted, in the three and nine month periods ended September 30, 2006, substantially all related to employee stock options. Of such amounts, $537,000 and $1.6 million were recorded to selling, general and administrative (or SG&A) expense, respectively, and $466,000 and $1.4 million were recorded to research and product development (or R&D) expense, respectively, for the three and nine month periods ended September 30, 2006.
     Total share-based compensation expense recognized in the three month periods ended September 30, 2006 and 2005 was $1.2 million and $144,000, respectively, and $3.7 million and $2.8 million was recognized in the nine month periods ended September 30, 2006 and 2005, respectively.
     We have incurred net losses since 1994. As of September 30, 2006, our accumulated deficit was approximately $164 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products commercialized using drug delivery technologies occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;
•	the level of our investment in research and development activities;
•	the successful development and commercialization of product candidates in our portfolio;

•	the level of investment for the acquisition or in-licensing of technologies or compounds that support our growth; and
•	royalties from Mylan’s sales of Pfizer’s 30 mg generic version of Procardia XL.
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
     Share-Based Compensation
     Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment” requiring the expense recognition of the estimated fair value of all share-based payments granted to employees. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and nine month periods ended September 30, 2006, we recorded approximately $1.2 million and $3.7 million, respectively, of expense associated with share-based payments, with the majority of this expense, approximately $993,000 and $2.9 million, respectively, attributable to employee stock options, and $122,000 and $629,000, respectively, attributable to restricted stock awards.
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, we utilize an option pricing model to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a Black-Scholes-Merton pricing model, which requires the consideration of the following variables for purposes of estimating fair value:
▪	the stock option exercise price;

▪	the expected term of the option;

▪	the grant date price of our common stock, which is issuable upon exercise of the option;

▪	the expected volatility of our common stock;

▪	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future); and

▪	the risk free interest rate for the expected option term.
     Of the variables above, we believe that the selection of an expected term and expected stock price volatility are the most subjective. We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to 2006, we used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during this period. Following a review of alternative methods of estimating expected volatility, we changed our method of estimating expected volatility for all stock options granted after 2005 from exclusively relying on historical volatility to using an average of implied volatility and historical volatility. In accordance with SFAS 123R, we selected the average of implied volatility and historical volatility as we believe neither of these measures is better than the other in estimating the expected volatility of our common stock. We believe that our estimates, both expected term and stock price volatility, are reasonable in light of the historical data we analyzed.
     The valuation assumptions described above were applied to stock options that we granted subsequent to our adoption of SFAS 123R; however, stock option expense recorded in the three and nine month periods ended September 30, 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K. We use the accelerated attribution method to recognize expense for all options granted.
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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005
Revenues

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	Increase	September 30,	September 30,	Increase	September 30,
	2006	(decrease)	2005	2006	(decrease)	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$669	(78)%	$3,004	$2,529	(52)%	$5,282
Product Sales	51	n/a	—	231	n/a	—

Total Revenues	$720	(76)%	$3,004	$2,760	(48)%	$5,282

     Substantially all of the royalties and licensing fees for the three and nine month periods ended September 30, 2006 related to royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. Royalties and licensing fees for the three and nine month periods ended September 30, 2005 included $2.25 million in revenue recognized under our license agreement with Prism, which was terminated in the third quarter of 2005, and $748,000 and $3.0 million, respectively, of royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. The royalties from Mylan decreased in the three and nine month periods ended September 30, 2006 from the comparable periods for 2005 as a result of decreases in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL during the applicable periods.
     Our product sales in the three and nine month periods ended September 30, 2006 consisted of sales of formulated TIMERx to collaborators, with no comparable product sales occurring in the three and nine month periods ended September 30, 2005. Product sales for the three and nine month periods ended September 30, 2006 exclude shipments of TIMERx to Endo for use in Opana ER that occurred prior to FDA approval. The sales price and related costs of these pre-commercial shipments were recognized as offsets to R&D expense as is our policy in situations where cost-sharing arrangements existed, such as with Endo in connection with Opana ER. Following the FDA approval of Opana ER in June 2006, TIMERx shipments to Endo for use in Opana ER are recognized as product sales. As a result, we expect product sales to increase modestly in future periods.
Selling, General and Administrative Expense
     SG&A expenses for the three and nine month periods ended September 30, 2006 were $3.2 million and $10.5 million, respectively, as compared to $2.6 million and $10.3 million, respectively, for the comparable periods in 2005. The increase of $635,000 for the three months ended September 30, 2006 as compared to the comparable period for 2005 is primarily due to compensation expense of $537,000 related to employee stock options resulting from our adoption of SFAS 123R effective January 1, 2006, increased market research costs associated with the review of several product candidates in our pipeline and increased compensation costs in the 2006 three month period associated with additional personnel and overall salary increases.
     The increase of $183,000 for the nine months ended September 30, 2006 as compared to the comparable period for 2005 primarily reflects $1.6 million in compensation expense related to employee stock option expense recorded in the 2006 nine month period, resulting from the adoption of SFAS 123R effective January 1, 2006, and increased market research costs in the 2006 nine month period compared to the 2005 nine month period associated with the review of several candidates in our pipeline. This period-to-period increase was largely offset by a one-time charge of $3.0 million recorded in the first quarter of 2005 in connection with the agreement we entered into with Mr. Hamachek, our former Chairman and Chief Executive Officer, upon his resignation in February 2005. This one-time charge included a non-cash charge of $2.4 million relating to the accelerated vesting and extension of exercise periods of stock options held by Mr. Hamachek.
Research and Product Development Expense
     R&D expense increased by $2.9 million in the three month period ended September 30, 2006 as compared to the 2005 three month period, primarily due to increased spending on nalbuphine ER and torsemide ER, as well as increased compensation expense of $466,000 related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006.

     R&D expense increased by $2.4 million in the nine month period ended September 30, 2006 as compared to the 2005 nine month period, primarily due to increased spending on nalbuphine ER and increased compensation expense of $1.4 million related to employee stock options resulting from our adoption of SFAS 123R effective January 1, 2006. This increase was partially offset by expense reductions attributable to the discontinuation of the development of PW2101 in the second quarter 2005.

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	Increase	September 30,	September 30,	Increase	September 30,
	2006	(Decrease)	2005	2006	(Decrease)	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Nalbuphine ER	$2,070	n/a	$—	$3,324	n/a	$—
Torsemide ER	544	635%	74	1,098	(6)%	1,173
PW2101	—	(100)	274	—	(100)	2,116
Venlafaxine ER	166	n/a	—	641	n/a	—
Phase I Products and Internal Costs	3,494	10	3,168	9,608	1	9,472
Research and New Technology Development	569	31	434	1,737	42	1,219

Total Research and Product Development Expense	$6,843	73%	$3,950	$16,408	17%	$13,980

In the preceding table, research and development expenses are set forth in the following six categories:
•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 30% and 20% of our research and development expenses in the three and nine month periods ended September 30, 2006, respectively and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER, including payments for drug active. The expenses for this compound increased in the 2006 periods from the 2005 periods, as we advanced the drug from Phase I through Phase IIa clinical trials. During the remainder of 2006, we expect our research and product development expenses relating to nalbuphine ER to increase as we conduct animal toxicology work, complete additional Phase I studies to optimize the formulation and prepare for additional clinical trials in 2007.

•	Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consisted primarily of payments to third parties in connection with clinical trials of torsemide ER, including payments for drug active, and approximated 8% and 7% of our research and development expenses in the three and nine month periods ended September 30, 2006, respectively. The changes in the expenses related to this compound for the comparable periods resulted from the timing of clinical trials. During the remainder of 2006, we expect our expenses on torsemide ER to increase as we conduct additional formulation optimization and prepare for additional clinical trials in 2007.

•	PW2101 — These expenses reflect our direct external expenses relating to the development of PW2101. These expenses consist primarily of payments to third parties in connection with clinical trials of PW2101, the manufacturing of PW2101, including our development work related to the qualification of an alternative manufacturing site and the preparation of the NDA for PW2101. We received a nonapprovable letter on this drug in 2005, and we discontinued development work on PW2101 in the second quarter of 2005. We do not expect to incur additional research and development expenses with respect to PW2101 in future periods.

•	Venlafaxine ER — These expenses reflect our direct external expenses related to the development of venlafaxine ER. These expenses consisted primarily of payments to third parties in connection with the manufacture of venlafaxine ER, including the costs of the drug active and approximated 2% and 4% of our research and development expenses in the three and nine month periods ended September 30, 2006, respectively. During the second quarter of 2006, we ceased development work on this compound based on an assessment of the market opportunity and our estimated financial returns. We do not expect to incur additional research and development expenses with respect to venlafaxine ER in future periods.

•	Phase I Products and Internal Costs — These expenses primarily reflect our expenses such as salaries and benefits of our product development personnel, including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs increased in the three and nine month periods ended September 30, 2006 over the comparable periods in 2005, primarily as a result of the recording of compensation expense related to employee stock options, resulting from our adoption of SFAS 123R effective January 1, 2006 of $466,000 in the 2006 three month period and $1.4 million in the 2006 nine month period. The increase for the nine month period was partially offset by a write-off of TIMERx inventory primarily related to a change in specifications for TIMERx in the second quarter of 2005. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits of our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project or amortization of patent costs relating to commercialized products which are included in cost of revenues. These expenses increased in the three and nine month periods ended September 30, 2006 over the comparable periods in 2005, primarily due to increased professional fees and amortization of patents associated with development programs.
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
Tax Rates
     The effective tax rates for the three and nine month periods ended September 30, 2006 and 2005 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as was our practice under SFAS 123, is no longer permitted. We adopted SFAS 123R effective beginning January 1, 2006 using the modified prospective transition method. The effect of our adoption of SFAS 123R was an additional $1.0 million and $3.0 million of compensation expense, or approximately $.04 and $.13 per share, respectively, basic and diluted, in the three and nine month periods ended September 30, 2006, substantially all related to employee stock options. Of such amounts, $537,000 and $1.6 million were recorded to selling, general and administrative (or SG&A) expense, respectively, and $466,000 and $1.4 million were recorded to research and product development (or R&D) expense, respectively, for the three and nine month periods ended September 30, 2006. As of September 30, 2006, there was approximately $5.0 million of unrecognized compensation cost related to stock option awards that we expect to recognize over a weighted average period of 1.1 years.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, the sale of our excipient business, sales of excipients, sales of formulated bulk TIMERx, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of September 30, 2006, we had cash, cash equivalents and short-term investments of $46.3 million. We have no committed sources of capital.
     We are a party to an agreement with Endo with respect to the development and commercialization of Opana ER. In April 2003, we discontinued our participation in the funding of the development of Opana ER. We incurred expenses related to Opana ER in the three and nine month periods ended September 30, 2006 of approximately $517,000 and $711,000, respectively. These expenses primarily related to the manufacturing process of TIMERx in connection with our supply obligations under our agreement with Endo, a portion of which is chargeable to our Opana ER collaboration. During the remainder of 2006, we expect to incur additional expenses relating to these supply obligations. As a result of our termination of funding, Endo has the right to recoup the portion of development costs incurred by Endo that otherwise would have been funded by us in connection with obtaining approval of Opana ER from the FDA, through a temporary adjustment in the royalty rate payable to us that will return to its pre-adjustment level once Endo has recovered such unfunded development costs. We believe this temporary adjustment will result in initial royalties payable to Penwest of approximately 25% — 30%. Endo may also allow us to reimburse Endo directly for these unfunded amounts and, as a result, to receive the full royalty rate from Endo without adjustment; however, we do not currently plan to reimburse Endo directly for these unfunded amounts. We estimate that through product approval, these unfunded costs could be as high as $30 million.
Cash Flows
     We had negative cash flow from operations for the nine months ended September 30, 2006 of $17.7 million, primarily due to a net loss of $22.5 million in the period, which included depreciation and amortization of $1.2 million and non-cash charges totaling $3.7 million relating to stock-based compensation. Investing activities provided $15.1 million in cash for the nine months ended September 30, 2006, primarily reflecting sales and maturities of marketable securities, net of purchases, of $16.6 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities and funds expended to secure patents on technology we have developed, as well as proceeds from the withdrawal of $446,000 from the cash surrender value of a life insurance policy to reimburse us for retirement and deferred compensation benefits we directly paid to our former Chairman and CEO. Financing activities provided $9.9 million in cash, substantially all from the proceeds of stock option exercises during the nine months ended September 30, 2006.
Funding Requirements
     We anticipate that, based on our current operating plan, and excluding any reimbursement to Endo for unfunded costs related to the development of Opana ER, our existing capital resources and anticipated internally generated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through early 2008. We expect our investment in capital expenditures for the remainder of 2006 to approximate our year-to-date level, primarily for laboratory equipment for our drug development activities. In the fourth quarter of 2006, we expect our capital spending for patents to approximate our quarterly capital spending levels for patents for the first nine months of 2006.
     Our requirements for capital in our business are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular with respect to Opana ER;

•	the progress of our collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the level of investment for the acquisition or in-licensing of technologies or compounds that support our growth;

•	whether we reimburse Endo for unfunded costs related to the development of Opana ER;

•	the structure and terms of any future collaborative or development agreements;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of capital expenditures for facilities or equipment.
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
Contractual Obligations
     Our outstanding contractual cash obligations relate to our operating leases primarily for facilities, purchase obligations primarily relating to clinical development and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of September 30, 2006 (in thousands).

		Less than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$749	$614	$135	$—	$—
Purchase Obligations	2,538	2,538	—	—	—
Deferred Compensation, including current portion	3,154	294	588	588	1,684

Total	$6,441	$3,446	$723	$588	$1,684

     Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. In April 2006, we withdrew from the trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments we previously made to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance polices approximated $2.7 million as of September 30, 2006. Trust assets, including $39,000 held in a money market account, approximated $2.7 million at September 30, 2006.
Net Operating Loss Carryforwards
     We estimate that as of September 30, 2006, we had federal net operating loss, or NOL, carryforwards of approximately $145 million for income tax purposes, which expire beginning in 2018 through 2026. The use of the NOLs are limited to our future taxable earnings. Utilization of the operating losses is subject to limitation due to the ownership change provisions of the Internal Revenue Code.
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
     At September 30, 2006, marketable securities consisted primarily of corporate debt and U.S. Government-agency backed discounted notes, and approximated $23.1 million. Our marketable securities had maturity dates of up to eight months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At September 30, 2006, market values approximated carrying values. At September 30, 2006 we had approximately $46.3 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $463,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
     We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $22.9 million, $23.8 million and $15.9 million during 2005, 2004 and 2003, respectively. We had losses from continuing operations of $22.9 million, $23.8 million and $26.0 million in 2005, 2004 and 2003, respectively. For the nine months ended September 30, 2006, our net loss was $22.5 million. As of September 30, 2006, our accumulated deficit was approximately $163.6 million.
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
     Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;

•	the level of our investment in research and development activities;

•	the successful development and commercialization of product candidates in our portfolio

•	the level of investment for the acquisition or in-licensing of technologies or compounds that support our growth; and

•	royalties from Mylan’s sale of Pfizer’s 30 mg generic version of Procardia XL.
     We may require additional funding, which may be difficult to obtain
     As of September 30, 2006, we had cash, cash equivalents and short-term investments of $46.3 million. We anticipate that, based on our current operating plan and excluding any reimbursement to Endo for unfunded Opana ER costs, our existing capital resources and anticipated funds from royalties from Mylan will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through early 2008.
     Our requirements for additional capital are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular under our agreement with Endo with respect to Opana ER;

•	the progress of our collaborative and internal development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the level of investment for the acquisition or in-licensing of technologies or compounds that support our growth;

•	whether we reimburse Endo for unfunded Opana ER costs;

•	the structure and terms of any future collaborative or development agreements;

•	royalties received from Mylan;

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights; and

•	the level of our investments in capital expenditures for facilities and equipment.
     Subject to these factors, we may need to sell additional equity or debt securities, or seek additional financing through other arrangements to fund operations beyond early 2008. In addition, if we determine to reimburse Endo for unfunded Opana ER costs, increase development work in our own internal portfolio, or to acquire additional products or technologies, we may need to seek additional funding for such actions through collaborative agreements, or research and development arrangements, or through public or private financing.
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
     We depend heavily on the success of Opana ER, which may not be widely accepted by physicians, patients, third-party payors, or the medical community in general
     We have invested a significant portion of our financial resources in the development of Opana ER, and anticipate that in the near term our ability to generate significant revenues will depend primarily on the successful marketing of Opana ER by Endo. Opana ER, which was approved by the FDA in June 2006 and launched by Endo, in August 2006, may not be accepted by purchasers in the pharmaceutical market. Opana ER competes with a number of approved drugs manufactured and marketed by major pharmaceutical companies, generic versions of these drugs and will potentially compete against new drugs that are not yet marketed. The degree of market acceptance of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competitive products;

•	Endo’s ability to educate the medical community about the safety and effectiveness of Opana ER;

•	the strength of Endo’s sales and marketing support;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the market price of Opana ER; and

•	the level of stocking by wholesalers and retail pharmacies.

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
     We are dependent on our collaborator Endo, to market and sell Opana ER, and are, and in the future expect to be, dependent on other collaborators with respect to manufacturing, marketing, and selling some of our products
     Opana ER and some of our other products have been developed and commercialized in collaboration with pharmaceutical companies. Under these collaborations, we have typically been dependent on our collaborators to fund some portion of development, to conduct clinical trials, to obtain regulatory approvals for, and manufacture, market and sell products utilizing our drug delivery technologies. In particular, we are dependent on Endo to manufacture and market Opana ER in the United States and on Mylan with respect to the marketing and sale of the 30 mg strength of Pfizer’s generic version of Procardia XL.
     We have no experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our other products in development, we will have to establish our own capabilities or discontinue commercialization of the affected product. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we will be successful in developing these capabilities.
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
     We are engaged in a dispute with Endo regarding sharing of losses expected to occur during the launch of Opana ER and may, in the future, be party to disputes with other partners or collaborators.

     In August 2006, we initiated dispute resolution procedures with Endo in connection with a dispute regarding the responsibility of Endo for the losses that we and Endo expect to occur during the marketing period for Opana ER. We believe, under the terms of our agreement with Endo, that we are not obligated to share in or fund these losses and that Endo is obligated to commence royalty payments to us in the first quarter during which Opana ER becomes profitable without any deduction for these losses. Endo has publicly stated that it will recognize 100% of the losses in 2006 attributable to Opana ER during its launch phase. However, Endo has said that it expects to recover dollar for dollar our share of these losses from the future profits of Opana ER, and that no royalty would be due us on Opana ER until Opana ER becomes profitable on a cumulative basis from the date of approval. The dispute resolution procedures are defined in the agreement and require us to enter mediation proceedings with Endo, which may be followed by binding arbitration if necessary. This dispute could be time consuming and expensive, and if determined unfavorably to us could adversely affect the timing and amount of payments to us under our agreement with Endo and could adversely affect the market price of our common stock. We are unable to predict the timing and outcome of the dispute resolution process.
     Other disputes may arise between us and our collaborators from time to time regarding contractual or other matters. Any such dispute could impact our anticipated rights under our agreement with a collaborator.
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
     We face competition from numerous public and private companies and their extended release technologies, including Johnson & Johnson’s oral osmotic pump (OROS) technology, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, and traditional matrix systems marketed by SkyePharma plc.
     Opana ER faces, and our products in development will face, competition from products with the same indication. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as Purdue Pharma’s OxyContin and MS Contin, Johnson & Johnson’s Duragesic patch, generic competitors to OxyContin, Duragesic and MS Contin, Ligand’s Avinza and Alpharma’s Kadian.
     Some of the products we are developing are proprietary products that are based on active chemical ingredients that are not subject to patents. These products will compete against other products developed using the same or a similar active chemical ingredient, including branded products, as well as any generic versions of these products, based primarily on price. In addition, our products will compete against other competitive products in the therapeutic class. For instance, torsemide ER is a product based on an active chemical ingredient that is no longer subject to patents. Torsemide ER will compete against Demadex, which is an immediate release version of torsemide, as well as Lasix, which is an immediate release version of furosemide and has a similar indication in its label as torsemide.
     If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products
     In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the FDA or other regulatory agencies object, or for other reasons. With respect to our approved products, including Opana ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals for our products. We intend to develop a significant portion of our current product candidates independently, including controlling the clinical trials and regulatory submissions with the FDA. We have limited experience conducting Phase II and Phase III clinical trials and to date have not independently obtained approval for the marketing of a product.
     Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product, and we or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, in response to the approvable letter for Opana ER, the FDA required Endo to conduct an additional clinical trial of Opana ER, which significantly delayed the approval of Opana ER. In addition, we terminated the development of PW2101, a beta blocker that we were developing that was intended for the treatment of hypertension and angina, because we believed that if we had chosen to continue development of PW2101, we would have been required to conduct additional trials in order to address the concerns expressed in the non-approvable letter we received from the FDA in 2005. In addition, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.
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
     Our controlled release products that are generic versions of approved products that are covered by one or more patents may be subject to litigation, which could delay FDA approval and commercial launch of our products
     We expect to submit, or have our collaborators submit, NDAs for products of ours that may be covered by one or more patents of the approved product. It is likely that the owners of patents covering the same active ingredient as our product or the sponsors of the NDA for the product containing the same ingredient will sue or undertake regulatory initiatives to preserve marketing exclusivity, as Pfizer did with respect to our generic version of Procardia XL that we developed with Mylan. Any significant delay in obtaining FDA approval to market our products as a result of litigation, as well as the expense of such litigation, whether or not we or our collaborators are successful, could have a material adverse effect on our business, financial condition and results of operations.
     Our success depends on our protecting our patents and patented rights
     Our success depends in significant part on our ability to develop patentable products, to obtain patent protection for our products, both in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical firms, including us, are generally uncertain and involve complex legal and factual questions. As a result, patents may not issue from any patent applications that we own or license. If patents are issued, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. There is currently only one patent listed in the Orange Book for Opana ER, and it expires in September 2008, although the product has market exclusivity until June 2009. We are currently prosecuting several additional patents on Opana ER. There can be no assurance these patents will be issued.
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
     We are currently covered by primary product liability insurance in amounts of $15 million per occurrence and $15 million annually in the aggregate on a claims-made basis, and by excess product liability insurance in the amount of $25 million. This coverage may not be adequate to cover any product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Any claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.
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

PENWEST PHARMACEUTICALS CO.
Date: November 7, 2006	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 1 to 2005 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002