Form 10-Q
period 2007-03-31
PENWEST PHARMACEUTICALS CO
filed 2007-05-10
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(877) 736-9378
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007.

Class	Outstanding

Common stock, par value $.001	23,288,613

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,525	$16,182
Marketable securities	12,177	24,408
Trade accounts receivable	765	683
Inventories:
Raw materials and other	67	64
Finished goods	193	137

Total inventories	260	201
Prepaid expenses and other current assets	1,106	1,595

Total current assets	45,833	43,069
Fixed assets, net	3,760	3,787
Patents, net	3,097	3,184
Deferred charges	2,546	—
Other assets	2,734	2,702

Total assets	$57,970	$52,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981	$1,324
Accrued expenses	1,482	2,096
Accrued development costs	850	1,105
Loan payable — current portion	601	—
Deferred compensation – current portion	290	290

Total current liabilities	4,204	4,815
Loan payable	11,399	—
Accrued financing fees	360	—
Deferred revenue	40	43
Deferred compensation	2,809	2,763

Total liabilities	18,812	7,621
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 23,286,570 shares at March 31, 2007 and 23,132,815 shares at December 31, 2006	23	23
Additional paid in capital	218,411	217,427
Accumulated deficit	(179,382)	(172,428)
Accumulated other comprehensive income	106	99

Total shareholders’ equity	39,158	45,121

Total liabilities and shareholders’ equity	$57,970	$52,742

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$719	$931
Product sales	123	34

Total revenues	842	965
Cost of revenues	110	22

Gross profit	732	943
Operating expenses:
Selling, general and administrative	3,721	3,463
Research and product development	4,384	4,344

Total operating expenses	8,105	7,807

Loss from operations	(7,373)	(6,864)
Investment income	489	561
Interest expense	70	—

Loss before income tax expense	(6,954)	(6,303)

Income tax expense	—	—

Net loss	$(6,954)	$(6,303)

Net loss per common share	$(0.30)	$(0.28)

Weighted average shares of common stock outstanding	23,142	22,246

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(6,954)	$(6,303)
Adjustments to reconcile net loss to net cash used in operating activities	(1,628)	2,174

Net cash used in operating activities	(8,582)	(4,129)

Investing activities:
Acquisitions of fixed assets, net	(249)	(37)
Patent costs	(25)	(132)
Proceeds from maturities of marketable securities	16,261	8,075
Proceeds from sales of marketable securities	—	1,600
Purchases of marketable securities	(4,091)	(2,014)

Net cash provided by investing activities	11,896	7,492

Financing activities:
Proceeds from loan payable	12,000	—
Debt issuance costs	(65)	—
Issuance of common stock, net	94	6,723

Net cash provided by financing activities	12,029	6,723

Net increase in cash and cash equivalents	15,343	10,086
Cash and cash equivalents at beginning of period	16,182	15,917

Cash and cash equivalents at end of period	$31,525	$26,003

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) develops pharmaceutical products based on innovative proprietary drug delivery technologies with a focus on products that address disorders of the nervous system. On June 22, 2006, the United States Food and Drug Administration (the “FDA”) approved Opana® ER, which the Company previously referred to as oxymorphone ER. Opana ER is an extended release formulation of oxymorphone hydrochloride, a product that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER is approved for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. The Company is also developing additional product candidates designed for the treatment of pain, epilepsy, Parkinson’s disease and spasticity, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure. The Company conducts its business primarily in North America.
     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, technological changes, dependence on collaborators and key personnel, the uncertainty of development efforts and of obtaining regulatory approval, the uncertainty of the commercialization of products compliant with government regulations, patent infringement litigation, competition from current and potential competitors, dependence on third party manufacturers and requirements for additional funding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Research and Development Expenses
     Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements and include related salaries, benefits and other personnel related expenses, clinical trial costs, and contract and other outside service fees. Research and development costs are expensed as incurred. A significant portion of the Company’s development activities are outsourced to third parties, including contract research organizations, and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. These arrangements may require estimates to be made of related service fees or the Company’s share of development costs, in which actual results could materially differ from the estimates and affect the reported amounts in the Company’s financial statements. These arrangements may also require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three month periods ended March 31, 2007 and 2006, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.
     The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in its statements of operations. Accordingly, the adoption of the provisions of FIN 48 do not have a material impact on the Company’s financial statements.
     The Company expects to recognize potential interest and penalties related to income tax positions as a component of income tax expense in its statements of operations in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.
     The Company is subject to federal and state income tax examinations for all tax periods subsequent to its spin-off from its former parent company on August 31, 1998.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
amount of the assets exceeds the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows.
Share-Based Compensation
     Effective January 1, 2006, the Company accounts for its share-based compensation using SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms.
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses a Black-Scholes-Merton pricing model which requires the consideration of the following variables for purposes of estimating fair value:
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
     Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during this period. Effective January 1, 2006, following a review of alternative methods of estimating expected volatility, the Company changed its method of estimating expected volatility for all stock options granted from exclusively relying on historical volatility to using an average of implied volatility and historical volatility. In accordance with SFAS 123R, the Company selected the average of implied volatility and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility of the Company’s common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed.
     The valuation assumptions selected upon the adoption of SFAS 123R were applied to stock options that the Company granted subsequent to its adoption of SFAS 123R; however, stock option expense recorded in the three month periods ended March 31, 2007 and 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, were not changed. The Company uses the accelerated attribution method to recognize expense for all options granted.
     In accordance with SFAS 123R, the Company also estimates the level of award forfeitures expected to occur, and records compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, the Company periodically performs a historical analysis of option awards that were forfeited (such as by employee separation) prior to vesting, and ultimately records stock option expense that reflects the estimated forfeiture rate.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations, financial position and cash flows.
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
5. Share-Based Compensation
     In the three month periods ended March 31, 2007 and 2006, the Company recognized total share-based compensation expense of $317,000 and $1.5 million, respectively. Of such amounts, $600,000 and $1.1 million were recorded to selling, general and administrative expense, and a $283,000 credit and $433,000 of expense were recorded to research and product development expense for the three month periods ended March 31, 2007 and 2006, respectively. The decrease in share-based compensation expense in the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006, is primarily attributable to actual forfeitures and an increase in the Company’s forfeiture rate assumptions for employee stock options.
     The Company granted options to purchase shares of its common stock totaling 352,500 and 345,250 during the three month periods ended March 31, 2007 and 2006, respectively. In addition, the Company issued 104,000 and 24,000 shares of restricted stock in the three month periods ended March 31, 2007 and 2006, respectively.
6. Loans Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company may access until September 15, 2008, subject to conditions specified in the agreement. Under the agreement, the Company may not access this second amount unless the Company’s market capitalization at the time of the advance request is greater than $250 million and a patent relating to Opana ER has been issued and included in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. In connection with this Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding its intellectual property which is subject to a negative pledge; royalty payments from Mylan on their sales of Pfizer’s generic version of Procardia XL 30mg, if the Company pledges such royalty payments to another lender; and up to $3,000,000 of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the agreement. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008;

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the Credit Facility bear interest at an annual rate of one month LIBOR at the time of the advance plus 5%, which rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of March 31, 2007, the interest rate on the Credit Facility was 10.32% and $12.0 million was outstanding.
     As of March 31, 2007, principal payments due on the $12.0 million in principal outstanding under the Credit Facility are as follows:

(unaudited)
(in thousands)
Less than one year	$601
One to two years	3,174
Two to three years	5,483
Three to four years	2,742

$12,000

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheet as of March 31, 2007. These costs are being amortized as interest expense over the term of the loan.
7. Income Taxes
     The Company’s effective tax rates for the three month periods ended March 31, 2007 and 2006 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
8. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,216,000 and $2,187,000 as of March 31, 2007 and December 31, 2006, respectively, including the current portion of approximately $147,000 at March 31, 2007, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
	(in thousands)
Interest cost	$29	$30
Amortization of prior service cost	1	—

Net periodic benefit cost	$30	$30

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $17,000 and $18,000 for the three month periods ended March 31, 2007 and 2006, respectively. The liability for the DCP was approximately $883,000 and

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
$867,000 as of March 31, 2007 and December 31, 2006, respectively, including the current portion of approximately $143,000 at March 31, 2007, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. In April 2006, the Company withdrew from the Trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments previously made by the Company to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance polices totaled $2,734,000 as of March 31, 2007 and $2,700,000 as of December 31, 2006. Trust assets, including $2,000 held in a money market account at March 31, 2007, are included in Other Assets in the Company’s condensed financial statements.
9. Royalty Termination Agreements
     On February 1, 2007, the Company entered into a royalty termination agreement with Anand Baichwal, the Company’s Senior Vice President of Licensing and Chief Scientific Officer, which terminated specified provisions of the Recognition and Incentive Agreement dated as of May 14, 1990, as amended, between the Company and Dr. Baichwal (the “Baichwal Termination Agreement”). Pursuant to the Baichwal Termination Agreement, the Company and Dr. Baichwal agreed that the Company would have no further obligation to make any payments to Dr. Baichwal under the Recognition and Incentive Agreement, except for amounts owed with respect to 2006. In consideration for such agreement, the Company paid Dr. Baichwal $770,000 in cash and issued to him 19,696 shares of the Company’s common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Baichwal remains an employee of Penwest.
     On February 1, 2007, the Company entered into a royalty termination agreement with John N. Staniforth, a director of the Company, which terminated the Royalty Agreement dated as of September 25, 1992, as amended, between the Company and Dr. Staniforth (the “Staniforth Termination Agreement”). Pursuant to the Staniforth Termination Agreement, the Company and Dr. Staniforth agreed that the Company would have no further obligation to make any payments to Dr. Staniforth under the Royalty Agreement except for amounts owed with respect to 2006. In consideration for such agreement, the Company paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of the Company’s common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Staniforth remains on the Board of Directors of Penwest.
     Consideration paid and other costs incurred in connection with the termination agreements noted above totaled approximately $2.1 million and were deferred by the Company. These costs are being amortized as cost of revenues based on certain estimated future royalty revenues, primarily from Endo in connection with Opana ER, and are included in deferred charges in the condensed balance sheet as of March 31, 2007. Such amortization approximated $5,000 for the three months ended March 31, 2007 and is included in cost of revenues in the statement of operations.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Comprehensive Income/(Loss)
     Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Unrealized losses on marketable securities	$(4)	$(11)
Adjustment for funded status of post retirement plan	110	110

Accumulated other comprehensive income	$106	$99

     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
	(in thousands)
Net loss	$(6,954)	$(6,303)
Changes in unrealized net gains and losses on marketable securities	7	20

Comprehensive loss	$(6,947)	$(6,283)

11. Licensing Agreements
     The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with proprietary drug delivery technologies.
  Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and further amended in January 2007 (the “2007 Amendment”). Endo is a specialty pharmaceutical company with a market leadership position in pain management. Endo has a product line that includes established brands such as Lidoderm®, Percodan®, Percocet® and Frova® as well as three newly launched products in 2006 including Opana ER, Opana® and Syneratm.
     During the development of the product, the Company formulated Opana ER, and Endo conducted all clinical studies, and prepared and filed all regulatory applications. The Company agreed to supply bulk TIMERx material to Endo, and Endo agreed to manufacture and market Opana ER in the United States. The Company also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and the Company, and that the Company and Endo would divide equally any fees, royalties, payments or other revenue received by the parties in connection with such licensing activities. Endo is currently seeking a collaborator for Europe.
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
     The Company entered into the 2007 Amendment as part of the resolution of a dispute between the parties with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. Under the terms of the 2007 Amendment, the Company and Endo agreed that royalties payable to the Company for U.S. sales of Opana ER would be calculated based on net sales of the product rather than on operating profit. In connection with this change, the Company and Endo agreed:

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
  Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay us a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2006 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $25.9 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2006, 2005 and 2004, royalties from Mylan were approximately $3.1 million, $3.9 million and $4.8 million, respectively, or 89%, 63% and 94%, respectively, of the Company’s total revenue. Royalties from Mylan were approximately $715,000 and $928,000 for the three month periods ended March 31, 2007 and 2006, respectively.
12. Contingencies
     Substantial patent litigation exists in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation affecting the Company could cause the Company to pay substantial damages, alter its products or processes, obtain additional licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial litigation costs.
     The Company is a party from time to time to certain claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     We develop pharmaceutical products based on innovative proprietary drug delivery technologies with a focus on products that address disorders of the nervous system. In June 2006, the United States Food and Drug Administration, or FDA, approved for marketing Opana® ER, an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals, Inc, or Endo, using our proprietary TIMERx drug delivery technology, and that we previously referred to as oxymorphone ER. We are currently developing product candidates designed for the treatment of pain, epilepsy, Parkinson’s disease and spasticity, as well as a product candidate for the treatment of edema resulting from congestive heart failure.
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
     In January 2007, we entered into an amendment to the strategic alliance agreement between us and Endo as part of the resolution of a dispute between the parties with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. Under the terms of this amendment, we and Endo agreed that royalties payable to us for U.S. sales of Opana ER would be calculated based on net sales of the product rather than on operating profit. A description of this amendment can be seen under the caption “License Agreements” in “Item 1. Notes to Condensed Financial Statements.”
     Additional Product Candidates. Of the products we are developing, we have two product candidates in clinical development.
•	Nalbuphine ER. We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of chronic pain. Nalbuphine ER, which we are developing using our TIMERx drug delivery technology, is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the moderate pain market with products such as Tramadol® ER, codeine and Demerol®. In December 2005, we completed a Phase IIa trial of nalbuphine ER designed to determine the degree and duration of pain relief of two different dose levels of nalbuphine ER in acute pain. No unusual side effects were reported during the twelve-hour dosing interval. In 2006, we decided to develop this product for a chronic pain indication and conducted reformulation work and several Phase I studies to optimize the formulation for this purpose. In January 2007, we commenced a Phase I dose escalation to steady state trial. The intent of this trial is to collect additional safety and pharmacokinetic information which we can use to bridge the safety data from the acute pain trial we conducted in 2005 to a chronic pain trial we intend to conduct in 2007. If the data from this trial supports a chronic pain trial, we intend to commence in the third quarter of 2007 a Phase IIa proof of concept trial in a chronic pain study comparing nalbuphine ER to placebo.

•	Torsemide ER. We are developing torsemide ER, a controlled release formulation of torsemide, a loop diuretic for the treatment of chronic edema, a condition involving excess fluid accumulation resulting from congestive heart failure, or CHF. Torsemide ER, which we are developing using our TIMERx drug delivery technology, is designed to be taken as a tablet once daily. We expect that torsemide ER, if approved, would compete with furosemide and other loop diuretics. We have completed several Phase I pharmacokinetic studies of torsemide ER and completed a Phase IIa study in which torsemide ER caused prolonged urinary sodium excretion in CHF patients. We intend to further refine our formulation for torsemide ER in the first half of 2007.

     We are also developing four other product candidates for the treatment of disorders of the nervous system. We are currently developing formulations and conducting pilot scale biostudies of these product candidates in either animals or humans to obtain pharmacokinetic data.
     Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology. In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer, Inc. to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL.
     We have incurred net losses since 1994. Our net loss for the three month periods ended March 31, 2007 and 2006 was $7.0 and $6.3 million, respectively, or $0.30 and $0.20 per share, respectively. As of March 31, 2007, our accumulated deficit was approximately $179 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products developed using our drug delivery technologies occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
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
     Our results of operations may fluctuate from quarter to quarter depending on the success of Opana ER, the amount and timing of royalties under our agreement with Endo, the amount and timing of royalties on Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg, the volume and timing of shipments of formulated bulk TIMERx material, including to Endo, the variations in payments under our collaborative agreements, and the amount and timing of our investment in research and development activities.
     Share-Based Compensation. In the three month periods ended March 31, 2007 and 2006, we recognized total share-based compensation expense of $317,000 and $1.5 million, respectively. Of such amounts, $600,000 and $1.1 million were recorded to selling, general and administrative, or SG&A, expense, and a $283,000 credit and $433,000 of expense were recorded to research and product development, or R&D, expense for the three month periods ended March 31, 2007 and 2006, respectively. The decrease in share-based compensation expense in the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006, is primarily attributable to actual forfeitures and an increase in our forfeiture rate assumptions for employee stock options. As of March 31, 2007, there was approximately $5.2 million of unrecognized compensation cost related to stock option awards that we expect to recognize over a weighted average period of 1.2 years. During the remainder of 2007, we expect share-based compensation to increase in comparison to the amounts reflected in the three month period ended March 31, 2007.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance, impairment of long-lived assets and share-based compensation. For a more detailed explanation of the judgments we make in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, for a detailed description of our accounting policies, refer to Summary of Significant Accounting Policies in our Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007.
Recent Accounting Pronouncements
     On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 is an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.
     We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in our statements of operations. Accordingly, the adoption of the provisions of FIN 48 do not have a material impact on our financial statements.
     We expect to recognize potential interest and penalties related to income tax positions as a component of our income tax expense in our statements of operations in any future periods in which we must record a liability. Since we have not recorded a liability at March 31, 2007, there would be no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.
     We are subject to federal and state income tax examinations for all tax periods subsequent to our spin-off from our former parent company on August 31, 1998.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact this pronouncement may have on our results of operations, financial position and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, we plan to adopt the provisions of SFAS No. 157 on January 1, 2008. We are in the process of evaluating the effect the adoption of this pronouncement will have on our results of operations, financial position and cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our financial statements.
Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006
Revenues

	Three Months		Three Months
	Ended	Percentage	Ended
	March 31,	Increase	March 31,
	2007	(Decrease)	2006
	(in thousands, except percentages)
Royalties and Licensing Fees	$719	(23)%	$931
Product Sales	123	262%	34

Total Revenues	$842	(13)%	$965

     Substantially all of the royalties and licensing fees we included in revenues for the three month periods ended March 31, 2007 and 2006 related to royalties from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. The royalties from Mylan decreased in the three month period ended March 31, 2007 from the comparable period for 2006 as a result of decreases in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL.
     Our product sales in the three month periods ended March 31, 2007 and 2006 consisted of sales of formulated TIMERx material to collaborators, including Endo. Product sales increased in the 2007 three month period in comparison with the 2006 three month period as a result of shipments to Endo for use in Opana ER following the FDA approval of Opana ER in June 2006. We expect product sales to increase modestly in future periods in connection with the anticipated growth in Opana ER sales.
Selling, General and Administrative Expense
     SG&A expenses for the three month period ended March 31, 2007 were $3.7 million as compared to $3.5 million for the 2006 three month period. The increase of $258,000 for the three months ended March 31, 2007 as compared to the comparable period for 2006 was primarily due to increased legal fees and facility-related costs, which were partially offset by decreased expense recorded for share-based compensation in the 2007 three month period, as compared to the 2006 three month period, as noted above.
Research and Product Development Expense
     R&D expenses for the three month period ended March 31, 2007 were $4.4 million as compared to $4.3 million for the 2006 three month period. The increase for the three month period ended March 31, 2007 as compared to the 2006 three month period was primarily due to increased spending on the development of nalbuphine ER, which was largely offset by decreased expense recorded for share-based compensation in the 2007 three month period as compared to the 2006 three month period, as noted above.

	Three Months		Three Months
	Ended	Percentage	Ended
	March 31,	Increase	March 31,
	2007	(Decrease)	2006
	(in thousands, except percentages)
Nalbuphine ER	$965	216%	$305
Torsemide ER	150	63%	92
Phase I Products and Internal Costs	2,842	(18)%	3,450
Research and New Technology Development	427	(14)%	497

Total Research and Product Development Expense	$4,384	1%	$4,344

In the preceding table, research and development expenses are set forth in the following categories:
•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 22% of our research and development expenses in the three month period ended March 31, 2007 and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER. The expenses for this compound increased in the three month period ended March 31, 2007 from the comparable period in 2006, as we advanced the drug into a Phase I safety trial that commenced in 2007. During the remainder of 2007, we expect our research and product development expenses relating to nalbuphine ER to increase as we conduct animal toxicology work, complete additional Phase I studies to optimize the formulation and prepare for additional clinical trials, including a Phase IIa chronic efficacy trial that we expect to commence in the third quarter of 2007.

•	Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consisted primarily of payments to third parties in connection with clinical trials of torsemide ER, and approximated 3% of our research and development expenses in the three month period ended March 31, 2007. The expenses for this compound increased in the three month period ended March 31, 2007 from the comparable period in 2006, primarily as a result of the additional preclinical work we undertook in 2007 to optimize the formulation for further clinical trials. During the remainder of 2007, we expect our expenses for torsemide ER to increase as we conduct additional preclinical work.

•	Phase I Products and Internal Costs — These expenses primarily reflect our expenses such as salaries and benefits of our product development personnel, including our formulation, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs decreased in the three month period ended March 31, 2007 from the comparable period in 2006, primarily as a result of a decrease in share-based compensation expense, as noted above. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits for our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project or amortization of patent costs relating to commercialized products which are included in cost of revenues. These expenses decreased in the three month period ended March 31, 2007 over the comparable period in 2006, primarily due to decreased professional fees and amortization expense related to patents.
     There can be no assurance that any of our product candidates will advance through or into the clinical development process and be successfully developed, will receive regulatory approval, or will be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development process and the uncertainties involved in obtaining governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.
Tax Rates
     The effective tax rates for the three month periods ended March 31, 2007 and 2006 were zero. The effective tax rates are higher than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.

Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly-owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, the sale of our excipient business, sales of excipients, sales of formulated bulk TIMERx material, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of March 31, 2007, we had cash, cash equivalents and short-term investments of $43.7 million.
     On March 13, 2007, we entered into a $24.0 million senior secured credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The credit facility consists of: (i) a $12.0 million term loan advanced upon the closing of the credit facility and (ii) a $12.0 million term loan that we may access until September 15, 2008, subject to conditions specified in the agreement. Under the agreement, we may not access this second amount unless our market capitalization at the time of the advance request is greater than $250 million and a patent relating to Opana ER has been issued and included in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. In connection with this credit facility, we granted the lender a perfected first priority security interest in all existing and after-acquired assets, excluding our intellectual property which is subject to a negative pledge; royalty payments from Mylan on their sales of Pfizer’s generic version of Procardia XL 30mg, if we pledge such royalty payments to another lender; and up to $3,000,000 of equipment which we may, at our election, pledge to another lender in connection with an equipment financing facility separate from this credit facility. In addition, we are precluded from paying cash dividends to our shareholders during the term of the agreement. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the credit facility bear interest at an annual rate of one month LIBOR at the time of the advance plus 5%, which rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the credit facility, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of March 31, 2007, the interest rate on the credit facility was 10.32% and $12.0 million was outstanding.
     We accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the credit facility. These costs, as well as other debt issuance costs we incurred in securing the credit facility, were deferred and are included in deferred charges in our condensed balance sheet as of March 31, 2007, and will be amortized as interest expense over the term of the loan. We estimate that the amount that will be amortized from deferred charges into interest expense during the remainder of 2007 is approximately $91,000.
Cash Flows
     We had negative cash flow from operations for the three month period ended March 31, 2007 of $8.6 million, primarily due to a net loss of $7.0 million in the period, which included non-cash charges for depreciation and amortization of $370,000 and $317,000 relating to share-based compensation. During the three month period ended March 31, 2007, we also expended approximately $1.5 million in cash in connection with the royalty termination agreements discussed below which costs were deferred and are being amortized. In addition, we expended approximately $1.2 million in the net reduction of accounts payable and accrued expenses during the three month period ended March 31, 2007.

     Investing activities provided $11.9 million in cash for the three month period ended March 31, 2007, primarily reflecting sales and maturities of marketable securities, net of purchases, of $12.2 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities and funds expended to secure patents on technology we have developed. Financing activities provided $12.0 million in cash, substantially all from the proceeds of the term loan discussed above.
     On February 1, 2007, we entered into a royalty termination agreement with Anand Baichwal, our Senior Vice President, Licensing and Chief Scientific Officer, terminating certain provisions of the recognition and incentive agreement dated as of May 14, 1990, as amended, between Penwest and Dr. Baichwal. Under the recognition and incentive agreement, we were obligated to pay Dr. Baichwal on an annual basis in arrears (i) one-half of one percent of our net sales of TIMERx material to third parties, (ii) one-half of one percent of royalties received by us under licenses, collaborations or other exploitation agreements with third parties with respect to the sale, license, use or exploitation by such third parties of products based on or incorporating the TIMERx material, and (iii) one-half of one percent of payments made in lieu of the net sales or royalties as described above and received by us. Under the terms of the termination agreement, Penwest and Dr. Baichwal terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Baichwal under the recognition and incentive agreement except for amounts owed with respect to 2006. In consideration for this agreement, we paid Dr. Baichwal $770,000 in cash and issued to him 19,696 shares of our common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Baichwal remains an officer of Penwest.
     On February 1, 2007, we entered into a royalty termination agreement with John Staniforth, a director of and consultant to Penwest, terminating the royalty agreement dated as of September 25, 1992, as amended, between Penwest and Dr. Staniforth. Under the royalty agreement, we were obligated to pay Dr. Staniforth on an annual basis in arrears one-half of one percent of our net revenue generated from the sales or licenses of products covered by the TIMERx patents. Under the terms of the termination agreement, Penwest and Dr. Staniforth terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Staniforth under the royalty agreement except for amounts owed with respect to 2006. In consideration for this agreement, we paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of our common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Staniforth remains on the Board of Penwest.
Funding Requirements
     We anticipate that, based on our current operating plan and excluding any potential revenues from Opana ER, our existing capital resources, together with the second $12.0 million term loan under the credit facility which we expect will become available to us and anticipated internally generated funds from royalties from Mylan, will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing until at least late 2008. We expect to invest approximately an additional $500,000 for capital expenditures through the remainder of 2007, primarily for laboratory equipment for our drug development activities.
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

     We plan to meet our long-term cash requirements through our existing cash balance, the second term loan of the credit facility noted above, revenues from collaborative agreements, as well as through equity or debt financings. In July 2005, we filed a registration statement on Form S-3 with the SEC, which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by us, of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million.
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
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities, purchase obligations primarily relating to clinical development, payments due under our credit facility relating to interest, principal and exit fees, and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of March 31, 2007 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$1,137	$718	$419	$—	$—
Purchase Obligations	7,944	7,944	—	—	—
Payments Due Under Credit Facility	15,262	1,748	10,328	3,186	—
Deferred Compensation, including current portion	3,099	332	588	588	1,591

Total	$27,442	$10,742	$11,335	$3,774	$1,591

     Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. In April 2006, we withdrew from the trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments we previously made to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance polices approximated $2.7 million as of March 31, 2007. Trust assets, including $2,000 held in a money market account, approximated $2.7 million as of March 31, 2007.

Net Operating Loss Carryforwards
     As of December 31, 2006, we had federal net operating loss, or NOL, carryforwards of approximately $161.3 million for income tax purposes, which expire beginning in 2018 through 2026. The use of the NOLs are limited to our future taxable earnings. Utilization of the operating losses may be subject to limitation due to the ownership change provisions of the Internal Revenue Code.
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
     At March 31, 2007, marketable securities consisted primarily of corporate debt and U.S. Government-agency backed discounted notes, and approximated $12.2 million. Our marketable securities had maturity dates of up to six months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At March 31, 2007, market values approximated carrying values. At March 31, 2007 we had approximately $43.7 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $437,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
  We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $31.3 million, $22.9 million and $23.8 million during 2006, 2005 and 2004, respectively. For the three months ended March 31, 2007, our net loss was $7.0 million. As of March 31, 2007, our accumulated deficit was approximately $179 million.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products for the treatment of disorders of the nervous system. As a result, we expect to continue to incur net losses in 2007 and beyond as we continue to conduct development of and seek regulatory approvals for our product candidates. These net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.
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
  We may require additional funding, which may be difficult to obtain
     As of March 31, 2007, we had cash, cash equivalents and short-term investments of $43.7 million. We anticipate that, based on our current operating plan and excluding any potential revenues from Opana ER, our existing capital resources, together with the second $12 million term loan under the credit facility which we expect will become available to us and anticipated internally generated funds from royalties from Mylan, will be sufficient to fund our operations on an ongoing basis without requiring us to seek additional external financing until at least late 2008.
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
     If we raise additional funds by issuing equity securities, it will result in further dilution to our then-existing shareholders. Debt financing, such as the credit facility noted above, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may also contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs, or potential products or grant licenses on terms that may not be favorable to us. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our business, financial condition and operating results.
We depend heavily on the success of Opana ER, which may not be widely accepted by physicians, patients, third-party payors, or the medical community in general
     We have invested a significant portion of our financial resources in the development of Opana ER. In the near term, our ability to generate significant revenues will depend primarily on the growth of Opana ER sales by Endo. Opana ER, which was approved by the FDA in June 2006 and launched by Endo in July 2006, may not be accepted by customers in the pharmaceutical market. In 2006, sales of Opana ER were less than was generally expected. Opana ER competes with a number of approved drugs manufactured and marketed by major pharmaceutical companies and generic versions of some of these drugs. It may have to compete against new drugs that may enter the market in the future. The degree of market success of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competitive products;

•	Endo’s ability to educate the medical community about the benefits, safety and efficacy of Opana ER;

•	the effectiveness of Endo’s sales and marketing activities;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the pricing of Opana ER; and

•	the level of stocking of Opana ER by wholesalers and retail pharmacies.
     If Opana ER sales do not grow steadily or substantially, it would have a material adverse effect on our business, financial condition and results of operations.
     In the event that we are able to obtain regulatory approval of any of our other products candidates, the success of those products would also depend upon their acceptance by physicians, patients, third party payors or the medical community in general. There can be no assurance as to market acceptance of our drug products or our drug delivery technologies.
We are dependent on our collaborator Endo to manufacture, market and sell Opana ER, and in the future expect to be dependent on other collaborators to manufacture, market and sell our other products
     Opana ER and some of our other products have been developed and commercialized in collaboration with other pharmaceutical companies. Under these collaborations, we have typically been dependent on our collaborators to fund some portion of development, conduct clinical trials, obtain regulatory approvals for, and/or manufacture, market and sell products utilizing our drug delivery technologies. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States and on Mylan to market and sell Pfizer’s generic Procardia XL 30 mg.
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
     We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include:
•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive to the product on which we are collaborating, which could affect our collaborator’s commitment to our collaboration.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This could reduce the revenues we receive on the products.

•	Our collaborators may terminate their collaborations with us under certain circumstances. As a result, we may have to terminate the development of some drug candidates. This could also adversely affect perception of us in the business and financial communities and make it difficult for us to attract new collaborators.

•	Our collaborators may pursue higher priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies re-evaluate their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

•	Disputes may arise between us and our collaborators from time to time regarding contractual or other matters. In 2006, we were engaged in a dispute with Endo with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. In January 2007, we resolved our dispute as part of an amendment to the strategic alliance agreement between us and Endo. Any other such disputes with Endo or other collaborators could be time consuming and expensive, and could impact our anticipated rights under our agreements with those collaborators.

The Drug Enforcement Agency, or DEA, limits the availability of the active drug substances used in Opana ER. As a result, Endo’s procurement quota may not be sufficient to meet commercial demand
     Under the Controlled Substances Act of 1970, the DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active drug substances in Opana ER, oxymorphone hydrochloride, is listed by the DEA as a Schedule II substance. Consequently, the manufacture, shipment, storage, sale and use of Opana ER are subject to a higher degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.
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
     Even if we complete a clinical trial of one of our potential products, the clinical trial may not prove that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product. We or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, Endo received an approvable letter for Opana ER from the FDA in response to its NDA for Opana ER which, required Endo to conduct an additional clinical trial and which significantly delayed the approval of Opana ER. In addition, regulators may require post marketing testing and surveillance to monitor the safety and efficacy of a product.
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
Opana ER contains a narcotic ingredient. As a result of reported misuse and abuse of prescription narcotics, the sale of Opana ER is subject to additional regulations, including the compliance with risk management programs, which may prove difficult or expensive to comply with; and we and Endo may face lawsuits
     Opana ER contains a narcotic ingredient. Misuse or abuse of drugs containing narcotic ingredients can lead to physical or other harm. In the past few years, for example, reported misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. The sponsor of OxyContin also faced numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse.

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
     We have one issued U.S. patent listed in the Orange Book for Opana ER. This patent expires in September 2008, although Opana ER was granted new dosage form exclusivity by the FDA in connection with its approval of the product, which exclusivity expires in June 2009. We and Endo are currently prosecuting several patent applications that, if issued, may cover Opana ER and may be listed in the Orange Book. However, there can be no assurance that any or all of these patent applications will be issued as patents or that, if issued, they will not be circumvented or challenged as invalid by competitors. If we or Endo are unable to successfully prosecute these patent applications and extend exclusivity, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We would expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and results of our operation and financial condition.
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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial scale facilities to manufacture our TIMERx materials or other products we are developing. We currently rely on Draxis Specialty Pharmaceuticals Inc., or Draxis, for the bulk manufacture of our TIMERx materials under a manufacturing and supply agreement with an initial term that expires in November 2009. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the agreement at least 180 days prior to the end of the then-current term. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
     We believe that there are a limited number of manufacturers that comply with cGMP regulations who are capable of manufacturing our TIMERx materials. Although we have qualified alternate suppliers with respect to the xanthan gum and locust bean gums used to manufacture our TIMERx materials, we currently do not have a second supplier of TIMERx materials. If Draxis is unable to manufacture the TIMERx materials in the required quantities or fails to do so on a timely basis, or if Draxis does not agree to renew our agreement when it expires or renew it on terms acceptable to us, we may not be able to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms, particularly as drug candidates advance through clinical development and move closer to regulatory approval, our business and the development and commercialization of our products could be materially adversely effected. There can be no assurance that Draxis or any other third parties we rely on for supply of our TIMERx materials or other products will perform. Any failures by third party manufacturers may delay the development of products or the submission for regulatory approval, impair our or our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
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

The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has historically been highly volatile. For example, the high and low closing prices of our common stock were $16.92 per share and $9.93 per share, respectively, for the three months ended March 31, 2007. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
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

PENWEST PHARMACEUTICALS CO.
Date: May 8, 2007	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.1 to Penwest Pharmaceuticals Co.’s Current Report on Form 8-K filed on February 15, 2007 (File No. 000-23467)).

10.2	Termination Agreement, dated as of February 1, 2007, by and between Anand Baichwal and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.1 to Penwest Pharmaceuticals Co.’s Current Report on Form 8-K , filed on February 15, 2007 (File No. 000-23467)).

10.3	Termination Agreement, dated as of February 1, 2007, by and between John Staniforth and Penwest Pharmaceuticals Co. (incorporated herein by reference to Exhibit 10.2 to Penwest Pharmaceuticals Co.’s Current Report on Form 8-K , filed on February 15, 2007 (File No. 000-23467)).

10.4	Severance and Settlement Agreement and Release, dated February 9, 2007, by and between Penwest Pharmaceuticals Co. and Alan Joslyn.

10.5	Credit and Security Agreement, dated as of March 13, 2007, by and among Penwest Pharmaceuticals Co. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.