Form 10-Q
period 2007-06-30
PENWEST PHARMACEUTICALS CO
filed 2007-08-08
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 000-23467
Penwest Pharmaceuticals Co.
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1513032

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

39 Old Ridgebury Road, Suite 11,
Danbury, Connecticut	06810-5120

(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2007.

Class	Outstanding

Common stock, par value $.001	23,395,731

PENWEST PHARMACEUTICALS CO.

     TIMERx® and Geminex® are our registered trademarks. SyncroDose™ is also our trademark. Other tradenames and trademarks, including Endo Pharmaceuticals Inc.’s Opana® trademark, appearing in this quarterly report are the property of their respective owners.
Forward-looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Part II – Item 1A, Risk Factors.” In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,987	$16,182
Marketable securities	16,602	24,408
Trade accounts receivable	608	683
Inventories:
Raw materials and other	67	64
Finished goods	320	137

Total inventories	387	201
Prepaid expenses and other current assets	935	1,595

Total current assets	39,519	43,069
Fixed assets, net	3,636	3,787
Patents, net	3,119	3,184
Deferred charges	2,553	—
Other assets	2,546	2,702

Total assets	$51,373	$52,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,348	$1,324
Accrued expenses	1,802	2,096
Accrued development costs	822	1,105
Loan payable — current portion	1,202	—
Deferred compensation – current portion	290	290

Total current liabilities	5,464	4,815
Loan payable	10,798	—
Accrued financing fees	360	—
Deferred revenue	36	43
Deferred compensation	2,636	2,763

Total liabilities	19,294	7,621
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding		—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 23,385,717 shares at June 30, 2007 and 23,132,815 shares at December 31, 2006	23	23
Additional paid in capital	220,290	217,427
Accumulated deficit	(188,340)	(172,428)
Accumulated other comprehensive income	106	99

Total shareholders’ equity	32,079	45,121

Total liabilities and shareholders’ equity	$51,373	$52,742

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$546	$929
Product sales	166	146

Total revenues	712	1,075
Cost of revenues	144	33

Gross profit	568	1,042
Operating expenses:
Selling, general and administrative	3,667	3,849
Research and product development	6,042	5,221

Total operating expenses	9,709	9,070

Loss from operations	(9,141)	(8,028)
Investment income	530	612
Interest expense	(347)	—

Loss before income tax expense	(8,958)	(7,416)
Income tax expense	—	—

Net loss	$(8,958)	$(7,416)

Net loss per common share	$(0.39)	$(0.33)

Weighted average shares of common stock outstanding	23,185	22,796

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$1,265	$1,860
Product sales	289	180

Total revenues	1,554	2,040
Cost of revenues	254	55

Gross profit	1,300	1,985
Operating expenses:
Selling, general and administrative	7,388	7,312
Research and product development	10,426	9,565

Total operating expenses	17,814	16,877

Loss from operations	(16,514)	(14,892)
Investment income	1,019	1,173
Interest expense	(417)	—

Loss before income tax expense	(15,912)	(13,719)
Income tax expense	—	—

Net loss	$(15,912)	$(13,719)

Net loss per common share	$(0.69)	$(0.61)

Weighted average shares of common stock outstanding	23,164	22,522

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(15,912)	$(13,719)
Adjustments to reconcile net loss to net cash used in operating activities	619	3,833

Net cash used in operating activities	(15,293)	(9,886)

Investing activities:
Acquisitions of fixed assets, net	(399)	(350)
Patent costs	(141)	(247)
Proceeds from maturities of marketable securities	25,304	21,715
Proceeds from sales of marketable securities	—	1,600
Purchases of marketable securities	(17,403)	(3,736)
Proceeds from cash surrender value of life insurance policy withdrawal	—	446

Net cash provided by investing activities	7,361	19,428

Financing activities:
Proceeds from loan payable	12,000	—
Debt issuance costs	(112)	—
Issuance of common stock, net	849	8,122

Net cash provided by financing activities	12,737	8,122

Net increase in cash and cash equivalents	4,805	17,664
Cash and cash equivalents at beginning of period	16,182	15,917

Cash and cash equivalents at end of period	$20,987	$33,581

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) is a drug development company dedicated to developing innovative products to help improve the lives of patients. The Company’s goal is to identify, develop and commercialize prescription products primarily for diseases of the nervous system. On June 22, 2006, the United States Food and Drug Administration (the “FDA”) approved Opana® ER, which the Company previously referred to as oxymorphone ER. Opana ER is an extended release formulation of oxymorphone hydrochloride, a product that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER is approved for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. The Company is also developing additional product candidates designed for the treatment of pain, epilepsy, Parkinson’s disease and spasticity, as well as a product candidate designed for the treatment of edema resulting from congestive heart failure. On July 16, 2007, the Company entered into a collaboration and license agreement (the “Edison Agreement”) with Edison Pharmaceuticals, Inc. (“Edison”). Under the Edison Agreement, the Company and Edison have agreed to collaborate on the discovery and development of Edison’s lead drug candidate, EPI-A0001, and up to one additional Edison drug candidate, initially directed to the treatment of inherited mitochondrial diseases. The Company conducts its business primarily in North America.
     The Company is subject to the risks and uncertainties associated with drug development. These risks and uncertainties include, but are not limited to, a history of net losses, risk of technological changes, dependence on collaborators and key personnel, the uncertainty of development efforts and of obtaining regulatory approval, the uncertainty of the commercialization of products compliant with government regulations, patent infringement litigation, competition from current and potential competitors, dependence on third party manufacturers and requirements for additional funding.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three and six month periods ended June 30, 2007 and 2006, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 were effective beginning January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings.
     The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in its statements of operations. Accordingly, the adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial statements.
     The Company expects to recognize potential interest and penalties related to income tax positions as a component of income tax expense in its statements of operations in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at June 30, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.
     The Company is subject to federal and state income tax examinations for all tax periods subsequent to its spin-off from its former parent company on August 31, 1998.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses a Black-Scholes-Merton pricing model which requires the consideration of the following variables for purposes of estimating fair value:
•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	expected dividends on the Company’s common stock (the Company does not anticipate paying dividends for the foreseeable future); and

•	the risk-free interest rate for the expected option term.
     Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during such period. Effective January 1, 2006, following a review of alternative methods of estimating expected volatility, the Company changed its method of estimating expected volatility for all stock options granted from exclusively relying on historical volatility to using an average of implied volatility and historical volatility. In accordance with SFAS 123R, the Company selected the average of implied volatility and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility of the Company’s common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed.
     The valuation assumptions selected upon the adoption of SFAS 123R were applied to stock options that the Company granted subsequent to its adoption of SFAS 123R; however, stock option expense recorded in the three and six month periods ended June 30, 2007 and 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, were not changed. The Company uses the accelerated attribution method to recognize expense for all options granted.
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
4. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations, financial position and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(”SFAS 157”). SFAS 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether an asset or liability is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company plans to adopt the provisions of SFAS 157 on January 1, 2008. The Company is in the process of evaluating the effect the adoption of this pronouncement will have on its results of operations, financial position and cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
5. Share-Based Compensation
     The Company recognized total share-based compensation expense of $1.1 million and $1.4 million, for the three and six month periods ended June 30, 2007, respectively. Of the $1.1 million recognized for the three month period ended June 30, 2007, $926,000 was recorded as selling, general and administrative expense and $198,000 was recorded as research and product development expense. Of the $1.4 million recognized for the six month period ended June 30, 2007, $1.5 million was recorded as selling, general and administrative expense and a credit of $84,000 was recorded as research and product development expense.
     The Company recognized total share-based compensation expense of $1.1 million and $2.6 million for the three and six month periods ended June 30, 2006, respectively. Of the $1.1 million recognized for the three month period ended June 30, 2006, $594,000 was recorded as selling, general and administrative expense and $513,000 was recorded as research and product development expense. Of the $2.6 million recognized for the six month period ended June 30, 2006, $1.6 million was recorded as selling, general and administrative expense and $946,000 was recorded as research and product development expense.
     The decrease in share-based compensation expense in the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006, is primarily attributable to actual forfeitures and an increase in the Company’s forfeiture rate assumptions for employee stock options.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Loans Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company may access until September 15, 2008, subject to conditions specified in the agreement. Under the Credit Facility, the Company may not access this second amount unless the Company’s market capitalization at the time of the advance request is greater than $250 million and a patent relating to Opana ER has been issued and included in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. In July 2007, the U.S. Patent and Trademark Office issued a notice of allowance for one of our patent applications relating to Opana ER. The Company is collaborating with Endo to complete the steps believed necessary to get this patent listed in the Orange Book. In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding its intellectual property, which is subject to a negative pledge; royalty payments from Mylan Pharmaceuticals, Inc. (“Mylan”) on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; and up to $3,000,000 of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the agreement. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the Credit Facility bear interest at an annual rate of one-month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of June 30, 2007, the interest rate on the Credit Facility was 10.32% and $12.0 million was outstanding.
     As of June 30, 2007, principal payments due on the $12.0 million in principal outstanding under the Credit Facility are as follows:

(unaudited)
(in thousands)
Less than one year	$1,202
One to two years	3,944
Two to three years	5,483
Three to four years	1,371

$12,000

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheet as of June 30, 2007. These costs are being amortized as interest expense over the term of the loan.
7. Income Taxes
     The Company’s effective tax rates for the three and six month periods ended June 30, 2007 and 2006 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,170,000 and $2,187,000 as of June 30, 2007 and December 31, 2006, respectively, including the current portion of approximately $147,000 at June 30, 2007, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(unaudited)
		(in thousands)
Interest cost	$30	$30	$59	$60
Amortization of prior service cost	—	1	1	1

Net periodic benefit cost	$30	$31	$60	$61

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $15,000 and $17,000 for the three month periods ended June 30, 2007 and 2006, and $32,000 and $35,000 for the six month periods ended June 30, 2007, and June 30, 2006, respectively. The liability for the DCP was approximately $756,000 and $867,000 as of June 30, 2007 and December 31, 2006, respectively, including the current portion of approximately $143,000 at June 30, 2007, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. In April 2006, the Company withdrew from the Trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments previously made by the Company to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance polices totaled $2,468,000 as of June 30, 2007 and $2,700,000 as of December 31, 2006. Trust assets, including amounts held in a money market account, totaled $2,546,000 at June 30, 2007 and are included in other assets in the Company’s condensed financial statements.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     On February 1, 2007, the Company entered into a royalty termination agreement with John N. Staniforth, a director of the Company, which terminated the Royalty Agreement dated as of September 25, 1992, as amended, between the Company and Dr. Staniforth (the “Staniforth Termination Agreement”). Pursuant to the Staniforth Termination Agreement, the Company and Dr. Staniforth agreed that the Company would have no further obligation to make any payments to Dr. Staniforth under the Royalty Agreement except for amounts owed with respect to 2006. In consideration for such agreement, the Company paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of the Company’s common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Staniforth remains a member of the Board of Directors of Penwest.
     Consideration paid and other costs incurred in connection with the termination agreements noted above totaled approximately $2.1 million and were deferred by the Company. These costs are being amortized as cost of revenues based on certain estimated future royalty revenues, primarily from Endo in connection with Opana ER, and are included in deferred charges in the condensed balance sheet as of June 30, 2007. Such amortization approximated $6,000 and $11,000 for the three and six months ended June 30, 2007, respectively, and is included in cost of revenues in the statements of operations.
10. Comprehensive Income/(Loss)
     Accumulated other comprehensive income consists of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Unrealized losses on marketable securities	$(4)	$(11)
Adjustment for funded status of post retirement plan	110	110

Accumulated other comprehensive income	$106	$99

     The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
		(in thousands)
Net loss	$(8,958)	$(7,416)	$(15,912)	$(13,719)
Changes in unrealized net gains and losses on marketable securities	—	46	7	66
Adjustment for funded status of post retirement plan	1	—	1	—

Comprehensive loss	$(8,957)	$(7,370)	$(15,904)	$(13,653)

11. Licensing Agreements
     The Company enters into collaborative arrangements with pharmaceutical companies to develop, manufacture or market products formulated with proprietary drug delivery technologies.
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and was further amended in January 2007 (the “2007 Amendment”). Endo is a specialty pharmaceutical company with a market leadership position in pain management. Endo has a product line that includes established brands such as Lidoderm®, Percodan®, Percocet® and Frova® as well as Opana ER and Opana®.
     During the development of the product, the Company formulated Opana ER, and Endo conducted all clinical studies and prepared and filed all regulatory applications. The Company agreed to supply bulk TIMERx material to

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     The Company entered into the 2007 Amendment as part of the resolution of a dispute between the parties with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. Under the terms of the 2007 Amendment, the Company and Endo agreed that royalties payable to the Company for U.S. sales of Opana ER would be calculated based on net sales of the product rather than on operating profit. In connection with this change, the Company and Endo agreed:
•
Endo will pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•
No royalty payments will be due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). If the Company was not subject to the $41 million Royalty Holiday, the Company believes that it would have received royalties from Endo of approximately $4.3 million and $9.3 million, respectively, for the three and six months ended June 30, 2007. Cumulatively, through June 30, 2007, the Company believes that approximately $10.4 million has been applied against the Royalty Holiday.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual sales thresholds.

•
The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 will be fixed at $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. This temporary reduction in royalties will not apply until the threshold for the $41 million Royalty Holiday has been met.

Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2006 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $25.9 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2006, 2005 and 2004, royalties from Mylan were approximately $3.1 million, $3.9 million and $4.8 million, respectively, or 89%, 63% and 94%, respectively, of the Company’s total revenue. Royalties from Mylan were approximately $542,000 and $925,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $1.3 million and $1.9 million for the six month periods ended June 30, 2007 and 2006, respectively.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
13. Subsequent Events
Collaboration and License Agreement with Edison
     On July 16, 2007, the Company entered into a collaboration and license agreement with Edison. Under the Edison Agreement, the Company and Edison have agreed to collaborate on the discovery and development of Edison’s lead drug candidate, EPI-A0001, and up to one additional Edison drug candidate, initially directed to the treatment of inherited mitochondrial diseases.
     During the initial 18 months of the Edison Agreement, Edison is obligated to present to the Company at least one compound, which may be identified by Edison, that satisfies the criteria for consideration as a development candidate under the collaboration, in addition to EPI-A0001. The Company has the option, exercisable upon payment of a one-time fee, to select any such compound for development. If EPI-A0001, or any compound as to which the Company has exercised its option, fails in toxicology studies during this 18 month research period or any extended research period (the “Research Period”), the Company has the right to select a replacement compound, without any additional fee, which may be identified by Edison during the remainder of the Research Period.
     Under the Edison Agreement, the Company has exclusive, worldwide rights to develop and commercialize EPI-A0001 and any other compound as to which the Company has exercised its option, or any replacement compound, for the treatment of all indications, subject to other terms and conditions in the Edison Agreement.
     In consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison $1.0 million in an upfront cash payment upon entering into the Edison Agreement and has agreed to loan Edison up to an aggregate principal amount of $1.0 million, which Edison will have the right to draw upon in one or more installments at any time prior to the earliest of July 16, 2012, the occurrence of an event of default, a change in control of Edison or the termination of the Edison Agreement, solely to fund its research and development. The Company is also required to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement and royalty payments based on net sales of products containing EPI-A0001, any other compound as to which the Company has exercised its option, or any replacement compound.
     The Company has also agreed to pay Edison a total of $5.5 million over the initial 18 months of the Research Period to fund Edison’s discovery and research activities during the period. This amount will be paid in quarterly installments. The Company has the option to extend the term of the Research Period for up to three consecutive six month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon. During the initial 18 months of the Research Period and during any extension of the Research Period in which the Company’s funding exceeds a specified amount, Edison has agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company or under specified circumstances. In addition, until the earlier of the presentation of a development candidate by Edison to the Company, or the expiration of the Research Period, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Following the end of the Research Period, the license of any compound under the Edison Agreement ends, on a country-by-country, product-by-product basis, when neither Edison nor the Company has any remaining royalty payment obligations to each other with respect to such compound. Each party’s royalty payment obligation ends upon the later of expiration of the last-to-expire licensed patent covering such party’s product or expiration of the FDA’s designation of such product as an orphan drug. The Edison Agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     Penwest Pharmaceuticals Co. is a drug development company dedicated to developing innovative products to help improve the lives of patients. Our goal is to identify, develop and commercialize prescription products primarily for diseases of the nervous system. In June 2006, the United States Food and Drug Administration, or FDA, approved for marketing Opana® ER, an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx drug delivery technology, and that we previously referred to as oxymorphone ER. We are currently developing product candidates designed for the treatment of pain, epilepsy, Parkinson’s disease and spasticity, as well as a product candidate for the treatment of edema resulting from congestive heart failure. We are also developing a product candidate for the treatment of inherited mitochondrial diseases under a collaboration and license agreement we entered into with Edison Pharmaceuticals, Inc., or Edison, on July 16, 2007.
     Opana ER. Opana ER is an oral extended-release opioid analgesic, which we developed with Endo using our proprietary TIMERx technology. Opana ER has been approved in the United States for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo is responsible for marketing Opana ER in the United States. The product was launched by Endo in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets.
     In January 2007, we entered into an amendment to the strategic alliance agreement between us and Endo as part of the resolution of a dispute between the parties with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. Under the terms of this amendment, we and Endo agreed that royalties payable to us for U.S. sales of Opana ER would be calculated based on net sales of the product rather than on operating profit. A description of this amendment is included under the caption “Licensing Agreements” in “Item 1. Notes to Condensed Financial Statements.”
     EPI-A0001. Under the terms of the Edison agreement, we have exclusive, worldwide rights to develop and commercialize EPI-A0001 and any other compound of Edison’s as to which we exercise our option, for the treatment of all indications, subject to the terms and conditions in the agreement. EPI-A0001 is a coenzyme Q molecular analog that shows biological activity in cell assays and was developed by Edison to test the ability of compounds to improve mitochondrial function. The compound is known to be orally bioavailable in humans. We are developing EPI-A0001 initially for the treatment of inherited mitochondrial diseases. EPI-A0001 has received orphan drug designation from the FDA for the treatment of inherited mitochondrial respiratory chain diseases. We currently plan to conduct preclinical work on EPI-A0001 in the second half of 2007 with the intention of submitting an IND for certain indications and commencing clinical development on this compound in the first half of 2008.
     In consideration for the rights granted to us under the Edison agreement, we paid Edison $1.0 million in an upfront cash payment upon entering into the Edison agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million, solely to fund its research and development, which loan Edison will have the right to draw upon in one or more installments at any time prior to the earliest of July 16, 2012, the occurrence of an event of default, a change in control of Edison or the termination of the Edison agreement. We are also required to make payments to Edison upon achievement of specified milestones set forth in the Edison agreement and upon exercise of our option to develop another of Edison’s compounds as noted above, and royalty payments based on net sales of products containing EPI-A0001 and any other compound as to which we exercise our option, or any replacement compound. We have also agreed to pay Edison a total of $5.5 million to fund Edison’s discovery and research activities over the initial 18 months of the research period following the signing of the Edison agreement. This funding will be in the form of payments made in advance each quarter. We have the option to extend the term of the research period for up to three consecutive six month periods, subject to payments to Edison in amounts to be agreed upon. A further description of the Edison agreement is included under the caption “Subsequent Events” in “Item 1. Notes to Condensed Financial Statements”.

     Additional Product Candidates. Of the other products we are developing, we have two product candidates in clinical development:
•
Nalbuphine ER. We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of chronic pain. Nalbuphine ER, which is formulated using our TIMERx drug delivery technology, is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the moderate pain market with products such as Tramadol® ER, codeine and Demerol®. In December 2005, we completed a Phase IIa trial of nalbuphine ER designed to determine the degree and duration of pain relief of two different dose levels of nalbuphine ER in acute pain. No unusual side effects were reported during the twelve-hour dosing interval. In 2006, we decided to develop this product for a chronic pain indication and conducted reformulation work and several Phase I studies to optimize the formulation for this purpose. In March 2007, we completed a Phase I dose-escalation to steady-state safety trial, which collected additional safety and pharmacokinetic information for use in designing future trials. In June 2007, we initiated a Phase IIa proof of concept, forced titration, dose-ranging trial designed to determine the efficacy and safety of nalbuphine ER compared to placebo for treatment of chronic pain. We anticipate preliminary results from this trial in early 2008.

•
Torsemide ER. We are developing torsemide ER, which is a controlled release formulation of torsemide. Torsemide is a loop diuretic used to treat chronic edema, a condition involving excess fluid accumulation resulting from congestive heart failure, or CHF. Torsemide ER, which we are developing using our TIMERx drug delivery technology, is designed to be taken as a tablet once daily. We expect that torsemide ER, if approved, would compete with furosemide and other loop diuretics. We have completed several Phase I pharmacokinetic studies of torsemide ER and completed a Phase IIa study in which torsemide ER caused prolonged urinary sodium excretion in CHF patients. We are currently evaluating all of the data generated for torsemide ER prior to making further decisions regarding future development plans for this candidate.

     We are also developing four other product candidates for the treatment of disorders of the nervous system. We are currently developing formulations of these product candidates and conducting bioavailability studies in either animals or humans to characterize their pharmacokinetic profiles.
     Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology. In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL.
     We have incurred net losses since 1994. Our net losses for the three and six month periods ended June 30, 2007 were $9.0 million and $15.9 million, respectively, or $0.39 and $0.69 per share, respectively. Our net losses for the three and six month periods ended June 30, 2006 were $7.4 million and $13.7 million, respectively, or $0.33 and $0.61 per share respectively. As of June 30, 2007, our accumulated deficit was approximately $188 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products that we develop occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;

•	the level of our investment in research and development activities;

•	the level of our investment for acquisitions, or in-licensing of technologies or compounds intended to support our growth;

•	the successful development and commercialization of product candidates in our portfolio;

•	the timing and amounts of payments to Edison in connection with the Edison agreement, as well as our costs of development for drug candidates to which we acquire rights under the Edison agreement; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products to treat disorders of the nervous system. We expect to leverage our expertise in drug formulation and drug development to advance these products. We also expect to expend resources on new technologies and product candidates obtained through in-licenses or acquisitions. Our spending in the area of new technology and product candidates, however, is discretionary and is subject to identifying appropriate opportunities, as well as the availability of funds from our operations, cash resources, collaborative research and development arrangements, and external financing.
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
     Share-Based Compensation. We recognized total share-based compensation expense of $1.1 million and $1.4 million for the three and six month periods ended June 30, 2007, respectively. Of the $1.1 million recognized for the three month period ended June 30, 2007, $926,000 was recorded as selling, general and administrative expense and $198,000 was recorded as research and product development expense. Of the $1.4 million recognized for the six month period ended June 30, 2007, $1.5 million was recorded as selling, general and administrative expense and a credit of $84,000 was recorded as research and product development expense.
     We recognized total share-based compensation expense of $1.1 million and $2.6 million, for the three and six month periods ended June 30, 2006, respectively. Of the $1.1 million recognized for the three month period ended June 30, 2006, $594,000 was recorded as selling, general and administrative expense and $513,000 was recorded as research and product development expense. Of the $2.6 million recognized for the six month period ended June 30, 2006, $1.6 million was recorded as selling, general and administrative expense and $946,000 was recorded as research and product development expense.
     The decrease in share-based compensation expense in the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006, is primarily attributable to actual forfeitures and an increase in our forfeiture rate assumption for employee stock options.
     As of June 30, 2007, there was approximately $4.5 million of unrecognized compensation cost related to stock option awards that we expect to recognize over a weighted average period of 1.1 years. During the remainder of 2007, we expect share based compensation to be comparable to the amounts reflected in the three month period ended June 30, 2007.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance, impairment of long-lived assets and share-based compensation. For a more detailed explanation of the judgments we make in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on

Form 10-K for the year ended December 31, 2006. In addition, for a detailed description of our accounting policies, refer to Summary of Significant Accounting Policies in our Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
     On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 is an interpretation of Statement of Financial Accounting Standards, or SFAS, 109, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 were effective beginning January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings.
     We currently have a full valuation allowance against our net deferred tax assets and have not recognized any benefits from tax positions in our statements of operations. Accordingly, the adoption of the provisions of FIN 48 did not have a material impact on our financial statements.
     We expect to recognize potential interest and penalties related to income tax positions as a component of our income tax expense in our statements of operations in any future periods in which we must record a liability. Since we have not recorded a liability at June 30, 2007, there would be no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.
     We are subject to federal and state income tax examinations for all tax periods subsequent to our spin-off from our former parent company on August 31, 1998.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” or SFAS 159 . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact this pronouncement may have on our results of operations, financial position and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or SFAS 157. SFAS 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and, as such, we plan to adopt the provisions of SFAS 157 on January 1, 2008. We are in the process of evaluating the effect the adoption of this pronouncement will have on our results of operations, financial position and cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our financial statements.

Results of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006
Revenues

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2007	(Decrease)	2006	2007	(Decrease)	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$546	(41)%	$929	$1,265	(32)%	$1,860
Product Sales	166	14	146	289	61	180

Total Revenues	$712	(34)%	$1,075	$1,554	(24)%	$2,040

     Substantially all of the royalties and licensing fees we included in revenues for the three and six month periods ended June 30, 2007 and 2006 related to royalties received from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. The royalties from Mylan decreased in the three and six month periods ended June 30, 2007 from the comparable periods for 2006 as a result of decreases in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL.
     Our product sales in the three and six month periods ended June 30, 2007 and 2006 consisted of sales of formulated TIMERx material to collaborators. Product sales increased in the 2007 three and six month periods in comparison with the 2006 three and six month periods as a result of shipments to Endo for use in Opana ER following the FDA approval of Opana ER in June 2006. Product sales to Endo constituted all of our product sales in the three and six month periods ended June 30, 2007.
Selling, General and Administrative Expense
     SG&A expenses were $3.7 million and $7.4 million, respectively, for the three and six month periods ended June 30, 2007 as compared to $3.8 million and $7.3 million for the comparable periods in 2006. The decrease in SG&A for the three month period ended June 30, 2007 as compared to the comparable period in 2006 is primarily attributable to decreased costs associated with market research and personnel recruiting, which were partially offset by increased share-based compensation expense and facility-related costs.
     The increase in SG&A for the six month period ended June 30, 2007 as compared to the comparable period in 2006 is primarily attributable to increased facility-related costs, and legal fees associated with business development activities and general corporate matters, including compliance with new SEC reporting requirements. These increased costs and fees were offset by decreased market research expenses, as market research expenses in the six month period ended June 30, 2006 included significant costs associated with an extensive review of all of the product candidates in our pipeline.
Research and Product Development Expense
     R&D expenses were $6.0 million and $10.4 million, respectively, for the three and six month periods ended June 30, 2007 as compared to $5.2 million and $9.6 million for the comparable periods in 2006. The increase for the three and six month periods ended June 30, 2007 as compared to the comparable periods in 2006 was primarily due to increased spending on the development of nalbuphine ER, which was partially offset by decreased expense recorded for share-based compensation as noted above, as well as reduced spending on the development of torsemide ER.

In the table below research and development expenses are set forth in the following categories:

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2007	(Decrease)	2006	2007	(Decrease)	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Nalbuphine ER	$2,522	166%	$949	$3,487	178%	$1,254
Torsemide ER	104	(77)%	462	254	(54)%	554
Phase I Products and Internal Costs	2,908	(7)%	3,139	5,750	(13)%	6,589
Research and New Technology Development	508	(24)%	671	935	(20)%	1,168

Total Research and Product Development Expense	$6,042	16%	$5,221	$10,426	9%	$9,565

•
Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 42% and 33% of our research and development expenses in the three and six month periods ended June 30, 2007, respectively, and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER, including payments for the drug active. The expenses for this compound increased in the three and six month periods ended June 30, 2007 from the comparable period in 2006, as we completed a Phase I safety trial and also initiated a Phase IIa proof of concept efficacy and safety trial. During the remainder of 2007, we expect our research and product development expenses relating to nalbuphine ER to increase as we conduct animal toxicology work and continue a Phase IIa chronic efficacy trial that we anticipate preliminary results from in early 2008.

•
Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consisted primarily of payments to third parties in connection with clinical trials of torsemide ER, and approximated 2% of our research and development expenses in each of the three and six month periods ended June 30, 2007. The expenses for this compound decreased in the three and six month periods ended June 30, 2007 from the comparable periods in 2006, as we determined we would conduct some additional preclinical work prior to conducting further clinical trials. We are currently evaluating all of the data generated for torsemide ER prior to making further decisions regarding future development plans for this candidate. We do not expect to incur significant expenses for torsemide ER during the remainder of 2007.

•
Phase I Products and Internal Costs — These expenses primarily reflect our expenses such as salaries and benefits of our product development personnel, including our pharmaceutical development, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs decreased in the three and six month periods ended June 30, 2007 from the comparable periods in 2006, primarily as a result of a decrease in share-based compensation expense, as noted above. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

•
Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits for our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project or amortization of patent costs relating to commercialized products which are included in cost of revenues. These expenses decreased in the three and six month periods ended June 30, 2007 over the comparable periods in 2006, primarily due to decreased legal fees and amortization expense related to patents.

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
Tax Rates
     The effective tax rates for the three and six month periods ended June 30, 2007 and 2006 were zero. The effective tax rates differ than the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipient business, sales of formulated bulk TIMERx material, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of June 30, 2007, we had cash, cash equivalents and short-term investments of $37.6 million.
     On March 13, 2007, we entered into a $24.0 million senior secured credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The credit facility consists of: (i) a $12.0 million term loan advanced upon the closing of the credit facility and (ii) a $12.0 million term loan that we may access until September 15, 2008, subject to conditions specified in the agreement. Under the agreement, we may not access this second amount unless our market capitalization at the time of the advance request is greater than $250 million and a patent relating to Opana ER has been issued and included in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. In July 2007, the U.S. Patent and Trademark Office issued a Notice of Allowance for one of our patent applications relating to Opana ER. We are collaborating with Endo to complete the steps believed necessary to get this patent listed in the Orange Book. In connection with this credit facility, we granted the lender a perfected first priority security interest in all existing and after-acquired assets, excluding our intellectual property which is subject to a negative pledge; royalty payments from Mylan on their sales of Pfizer’s generic version of Procardia XL 30 mg, if we pledge such royalty payments to another lender; and up to $3,000,000 of equipment which we may, at our election, pledge to another lender in connection with an equipment-financing facility separate from this credit facility. In addition, we are precluded from paying cash dividends to our shareholders during the term of the agreement. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the credit facility bear interest at an annual rate of one month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the credit facility, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of June 30, 2007, the interest rate on the credit facility was 10.32% and $12.0 million was outstanding.
     We accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the credit facility. These costs, as well as other debt issuance costs we incurred in securing the credit facility, were deferred and are included in deferred charges in our condensed balance sheet as of June 30, 2007, and will be amortized as interest expense over the term of the loan. We estimate that the amount that will be amortized from deferred charges into interest expense during the remainder of 2007 is approximately $67,000.
Cash Flows
     We had negative cash flow from operations for the six month period ended June 30, 2007 of $15.3 million, primarily due to a net loss of $15.9 million in the period, which included non-cash charges for depreciation and amortization of $738,000 and $1.4 million relating to share-based compensation. During the six month period ended June 30, 2007, we also expended approximately $1.5 million in cash in connection with the royalty termination agreements discussed below, whose costs were deferred and are being amortized. In addition, we expended approximately $553,000 in the net reduction of accounts payable and accrued expenses during the six month period ended June 30, 2007.
     Investing activities provided $7.4 million in cash for the six month period ended June 30, 2007, primarily reflecting maturities of marketable securities, net of purchases, of $7.9 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities and funds expended to secure patents on technology we have developed. Financing activities provided $12.7 million in cash, primarily from the proceeds of the term loan discussed above and proceeds from stock option exercises during the six months ended June 30, 2007.
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
     On February 1, 2007, we entered into a royalty termination agreement with John Staniforth, a director of and consultant to Penwest, terminating the royalty agreement dated as of September 25, 1992, as amended, between Penwest and Dr. Staniforth. Under the royalty agreement, we were obligated to pay Dr. Staniforth on an annual basis in arrears one-half of one percent of our net revenue generated from the sales or licenses of products covered by the TIMERx patents. Under the terms of the termination agreement, Penwest and Dr. Staniforth terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Staniforth under the royalty agreement except for amounts owed with respect to 2006. In consideration for this agreement, we paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of our common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Staniforth remains a member of the Board of Directors of Penwest.
Funding Requirements
     We anticipate that, based on our current operating plan and excluding any potential revenues from Opana ER, our existing capital resources, together with the second $12.0 million term loan under the credit facility which we expect will become available to us and anticipated internally generated funds from royalties from Mylan, will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing into at least the third quarter of 2008. We expect to invest approximately an additional $300,000 for capital expenditures through the remainder of 2007, primarily for laboratory equipment for our drug development activities.
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

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of other collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our products;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the structure and terms of any future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights; and

•	the level of our investment in capital expenditures for facilities or equipment.
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
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities, purchase obligations primarily relating to clinical development, payments due under our credit facility relating to interest, principal and exit fees, and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of June 30, 2007 (in thousands). This table does not reflect obligations under our agreement with Edison which we entered into on July 16, 2007.

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$1,778	$774	$1,004	$—	$—
Purchase Obligations	4,416	4,416	—	—	—
Payments Due Under Credit Facility	15,053	2,435	10,863	1,755	—
Deferred Compensation, including current portion	2,926	294	587	587	1,458

Total	$24,173	$7,919	$12,454	$2,342	$1,458

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

     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance polices approximated $2.5 million as of June 30, 2007. Total trust assets, including amounts held in a money-market account, approximated $2.5 million as of June 30, 2007.
Net Operating Loss Carryforwards
     As of December 31, 2006, we had federal net operating loss, or NOL, carryforwards of approximately $161.3 million for income tax purposes, which expire beginning in 2018 through 2026. The use of the NOLs is limited to our future taxable earnings. Utilization of the operating losses may be subject to limitation due to the ownership change provisions of the Internal Revenue Code.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Risk Management Policies
     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates and other market changes. Market risk is attributed to all market- sensitive financial instruments, including debt instruments. Our operations are exposed to financial market risks, primarily changes in interest rates. Our interest rate risk primarily relates to our investments in marketable securities.
     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment-grade credit ratings and places certain restrictions on maturities and concentration by issuer.
     At June 30, 2007, marketable securities consisted primarily of corporate debt and U.S. Government agency-backed discounted notes, and approximated $16.6 million. Our marketable securities had maturity dates of up to six months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At June 30, 2007, market values approximated carrying values. At June 30, 2007, we had approximately $37.6 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $376,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $31.3 million, $22.9 million and $23.8 million during 2006, 2005 and 2004, respectively. For the six months ended June 30, 2007, our net loss was $15.9 million. As of June 30, 2007, our accumulated deficit was approximately $188 million.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products for the treatment of disorders of the nervous system. As a result, we expect to incur net losses in 2007 and beyond as we continue to conduct development of and seek regulatory approvals for our product candidates. These net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.
     Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our costs of development for drug candidates to which we acquire rights under the Edison agreement;

•	the level of our investment in research and development activities;

•	the successful development and commercialization of product candidates in our portfolio;

•	the level of investment for acquisitions or in-licensing of technologies or compounds intended to support our growth; and

•	royalties from Mylan’s sales of Pfizer’s generic Procardia XL 30 mg.
We may require additional funding, which may be difficult to obtain
     We anticipate that, based on our current operating plan, including our commitments under the Edison agreement and excluding any potential revenues from Opana ER, our existing capital resources, together with the second $12 million term loan under the credit facility, which we expect will become available to us, and anticipated internally generated funds from royalties from Mylan, will be sufficient to fund our operations on an ongoing basis without requiring us to seek additional external financing, into at least the third quarter of 2008.
     Our requirements for additional capital may be substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with our agreement signed in July 2007, as well as our internal costs of development for drug candidates obtained through this agreement;

•	the progress of our collaborative and internal development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the structure and terms of any future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights; and

•	the level of our investments in capital expenditures for facilities and equipment.
     Subject to these factors, we may need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond the third quarter of 2008. In addition, if we decide to increase development work in our own internal portfolio or to acquire additional products or technologies, we may need to seek additional funding for such actions through collaborative agreements, research and development arrangements, or public or private financing of equity or debt.
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
We are dependent on our collaborators to develop and commercialize several of our products
     We have historically collaborated with partners to facilitate the development and commercialization of our products and product candidates. Opana ER and some of our other products have been developed and commercialized in collaboration with other pharmaceutical companies. Under these collaborations, we typically have been dependent on our collaborators to fund some portion of development, conduct clinical trials, obtain regulatory approvals for, and/or manufacture, market and sell products utilizing our drug delivery technologies. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States and on Mylan to market and sell Pfizer’s generic Procardia XL 30 mg.
     We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our other products in development, we will have to establish our own capabilities or discontinue commercialization of the affected products. Developing our own capabilities may be expensive and time consuming and could delay the commercialization of the affected product. There can be no assurance that we will be successful in developing these capabilities.
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
We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products
     We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products. In the past, we have replied on our collaborators to manufacture, market and sell our products. We intend to develop more drug candidates independently and be responsible for the manufacturing, marketing and selling of these products. For instance, under our collaboration with Edison, we are responsible for pharmaceutical and clinical development, seeking regulatory approvals, manufacturing, and marketing of the products we license from Edison. Accordingly, we will have to develop our own capabilities in these areas.
     If we cannot establish our own capabilities successfully and on a timely basis, we may not be able to develop or commercialize these drug candidates. Developing our own capabilities may be expensive and time consuming and could delay the commercialization of the products we are developing.
The Drug Enforcement Agency, or DEA, limits the availability of the active drug substances used in Opana ER. As a result, Endo’s procurement quota may not be sufficient to meet commercial demand
     Under the Controlled Substances Act of 1970, the DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active drug substance in Opana ER, oxymorphone hydrochloride, is listed by the DEA as a Schedule II substance. Consequently, the manufacture, shipment, storage, sale and use of Opana ER are subject to a higher degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.
     Furthermore, the DEA limits the availability of the active drug substance used in Opana ER. As a result, Endo’s procurement quota of the active drug substance may not be sufficient to meet commercial demands. Endo must apply to the DEA annually for procurement quota in order to obtain the substance. Any delay or refusal by the DEA in establishing the procurement quota could cause trade inventory disruptions, which could have a material adverse effect on our business, financial condition and results of operations.
We face significant competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do
     The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, healthcare legislation, availability of financing and other factors. Many of our competitors have:
•	significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and commercialize drug products;

•	more extensive experience than we have in conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products;

•	competing products that have already received regulatory approval or are in late-stage development; or

•	collaborative arrangements in our target markets with leading companies and research institutions.
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
     Any products developed through our collaboration with Edison may compete against numerous private and public companies developing products for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. Two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is developing the coenzyme Q analog molecule, idebenone. They are in active clinical development in the diseases of Friedreich’s ataxia, Duchenne Muscular Dystrophy, and Leber’s hereditary optic neuropathy. Sirtris Pharmaceuticals is targeting the mitochrondrial metabolic pathways and is planning to study the mitochondrial respiratory chain disease MELAS (Mitochondrial myopathy, encephalopathy, lactic acidosis and stroke).
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
If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products
     In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, either because the FDA or other regulatory agencies object or for other reasons. With respect to our approved products, including Opana ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals. We intend to develop the product candidates we obtain under our collaboration with Edison independently, including controlling the clinical trials and regulatory submissions with the FDA. We have limited experience in conducting Phase II and Phase III clinical trials and to date have not independently sought or obtained approval for the marketing of a drug product.
     Even if we complete a clinical trial of one of our potential products, the clinical trial may not prove that our product is safe or effective to the extent required by the FDA, the European Commission, or other regulatory agencies to approve the product. We or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, Endo received an approvable letter for Opana ER from the FDA in response to its NDA for Opana ER, which required Endo to conduct an additional clinical trial and which significantly delayed the approval of Opana ER. In addition, regulators may require post-marketing testing and surveillance to monitor the safety and efficacy of a product.
     Some of the drug candidates we are developing are in the early stages of development. There is limited information and understanding of the safety and efficacy of these drug candidates. There may not be any clinical data available. We will have to conduct preclinical testing and clinical studies to demonstrate the safety and efficacy of these drug candidates. The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators or the FDA may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.

     The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials. Delays in planned patient enrollment may result in increased costs and program delays.
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
     Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved for a period of up to 10 years in the European Union, and for a period of seven years in the United States, except in limited circumstances set forth in the U.S. Federal Food, Drug and Cosmetic Act. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of inherited mitochondrial respiratory chain diseases may be critical to the success of these products. If our competitor receives marketing approval before we do for a drug that is considered the same as our drug candidate for the same indication we are pursuing, we will be prevented from receiving marketing approval for our drug candidate during the orphan drug exclusivity period of the competitor drug, unless our drug is proven to be clinically superior.
     Even if we obtain orphan drug exclusivity for any of our potential products, we may not be able to maintain it. If a competitor product, containing the same drug as our product and seeking approval for the same indication, is shown to be clinically superior to our product, any orphan drug exclusivity we have obtained will not block the approval of such competitor product. In addition, if a competitor develops a different drug for the same indication as our approved indication, our orphan drug exclusivity will not prevent the competitor drug from obtaining marketing approval.
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
     In 2005, Purdue Pharma voluntarily withdrew from the market its product Palladone® hydromorphone hydrochloride extended release capsules, after acquiring new information that serious and potentially fatal adverse reactions can occur when the product is taken together with alcohol. The data, gathered from a study testing the potential effects on the drug of alcohol use, showed that when Palladone is taken with alcohol, the extended release mechanism is harmed and may lead to dose-dumping. In anticipation of questions from the FDA with respect to the potential dose-dumping effect of Opana ER given the FDA’s experience with Palladone, Endo conducted both in vitro and human testing of the effect of alcohol on Opana ER. In the in vitro testing, Endo did not find any detectible effect of alcohol on the time release mechanism of the product. In the human testing in the presence of alcohol, Endo does not believe that there was evidence of dose-dumping or signs of degradation of the controlled release mechanism. Endo did note in this human testing a transient effect on blood levels that Endo believes reflects a short-lived increase in the absorption rate of oxymorphone already released from the tablet.
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
     Certain products containing our controlled release technologies require the submission of a full NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective. These studies may involve, among other things, full clinical testing, which requires the expenditure of substantial resources. The drug candidates we are developing in collaboration with Edison will also require submission of full NDAs. In certain other cases when we seek to develop a controlled release formulation of an FDA-approved drug with the same active drug substance, we may be able to rely on previous FDA determinations of safety and efficacy of the approved drug to support a section 505(b)(2) NDA. We can provide no assurance, however, that the FDA will accept a submission of a section 505(b)(2) NDA for any particular product. Even if the FDA did accept such a submission, the FDA may not approve the application in a timely manner or at all.
     In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA regulations covering testing, manufacturing, quality control, current Good Manufacturing Practices (“cGMP”), adverse event reporting, labeling, advertising, promotion, distribution and export. We and our collaborators are subject to surveillance and periodic inspection by the FDA to ascertain compliance with these regulations. The relevant law and regulations may also change in ways that could affect us, our collaborators, our products and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.
Opana ER contains a narcotic ingredient. As a result of reported misuse and abuse of prescription narcotics, the sale of Opana ER is subject to additional regulations, including compliance with risk management programs, which may prove difficult or expensive to comply with; and we and Endo may face lawsuits
     Opana ER contains a narcotic ingredient. Misuse or abuse of drugs containing narcotic ingredients can lead to physical or other harm. In the past few years, for example, reported misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. The sponsor of OxyContin also faced numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of Opana ER could also lead to additional regulation of Opana ER and subject us and Endo to litigation.
Our success depends on our ability to protect our patents and other intellectual property rights
     Our success depends in significant part on our ability to obtain patent protection for our products, both in the United States and in other countries, and our ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Patents may not be issued from any patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. We have one issued U.S. patent listed in the Orange Book for Opana ER. This patent expires in September 2008, although Opana ER was granted new dosage form exclusivity by the FDA in connection with its approval of the product, which exclusivity expires in June 2009. We and Endo are currently prosecuting several patent applications that, if issued, may cover Opana ER and may be listed in the Orange Book. In July 2007, the U.S. Patent and Trademark Office issued a notice of allowance for one of our patent applications relating to Opana ER. However, there can be no assurance that any or all of these patent applications will be issued as patents or that, if issued, the allowed patent application and the other patent applications will not be circumvented or challenged as invalid by competitors. As a result, even if these patents issued, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We would expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and results of our operations and financial condition.
     Our research, development and commercialization activities or any products in development may infringe or be claimed to infringe patents of competitors or other third parties. In such event, we may be ordered to pay such third party lost profits or punitive damages. We may have to seek a license from a third party and pay license fees or royalties. Awards of patent damages can be substantial. Licenses may not be available or available on acceptable terms, or the licenses may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we or our collaborators are not able to obtain a license, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations.
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
     The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. In the past, the legal costs of defending litigation relating to a patent infringement claim have generally been the contractual responsibility of our marketing collaborators, unless such claim relates to TIMERx in which case such costs are our responsibility. We could nonetheless incur significant unreimbursed costs in participating and assisting in the litigation. Some of our competitors may have substantially greater resources to sustain the cost of such litigation and proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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
     We believe that there are a limited number of manufacturers that comply with cGMP regulations who are capable of manufacturing our TIMERx materials. Although we have qualified alternate suppliers with respect to the xanthan gum and locust bean gum used to manufacture our TIMERx materials, we currently do not have a second supplier of TIMERx materials. If Draxis is unable to manufacture the TIMERx materials in the required quantities or fails to do so on a timely basis, or if Draxis does not agree to renew our agreement when it expires or renew it on terms acceptable to us, we may not be able to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms, particularly as drug candidates advance through clinical development and move closer to regulatory approval, our business and the development and commercialization of our products could be materially adversely affected. There can be no assurance that Draxis or any other third parties we rely on for supply of our TIMERx materials or other products will perform. Any failures by third party manufacturers may delay the development of products or the submission for regulatory approval, impair our or our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are dependent upon a limited number of suppliers for the gums used in our TIMERx materials
     Our TIMERx drug delivery systems are based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan gum and locust bean gum, in the presence of dextrose. These gums are also used in our Geminex, gastroretentive and SyncroDose drug delivery systems. We purchase these gums from a primary supplier. We have qualified alternate suppliers with respect to such materials, but we can provide no assurance that interruptions in supplies will not occur in the future. Any interruption in these supplies could have a material adverse effect on our ability to manufacture bulk TIMERx materials for delivery to our collaborators.

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
     In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The finally adoption of these proposals may affect our or our collaborators’ ability to set prices which provide an adequate return on our investment.
     We expect Endo to experience pricing pressure with respect to Opana ER. We may experience similar pressure for other products for which we obtain marketing approvals in the future due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Neither we nor our collaborators may be able to sell products profitably if access to managed care or government formularies is restricted or denied, or if reimbursement is unavailable or limited in scope or amount.
We will be exposed to product liability claims and may not be able to obtain adequate product liability insurance
     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. Product liability claims might be made by consumers, healthcare providers, other pharmaceutical companies, or third parties that sell our products. These claims may be made even with respect to those products that are manufactured in regulated facilities or that otherwise possess regulatory approval for commercial sale.
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
If we are unable to retain our key personnel and continue to attract additional professional staff, we may not be able to maintain or expand our business
     Because of the scientific nature of our business, our ability to develop products and compete with our current and future competitors will remain highly dependent upon our ability to attract and retain qualified scientific, technical, commercial and managerial personnel. The loss of key scientific, technical, commercial or managerial personnel or the failure to recruit additional key scientific, technical, commercial or managerial personnel could have a material adverse effect on our business. We do not have employment agreements with our key executives and we cannot guarantee that we will succeed in retaining all of our key personnel. There is intense competition for qualified personnel in our industry, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the success of our business.
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has historically been highly volatile. For example, the high and low closing prices of our common stock were $16.92 per share and $9.93 per share, respectively, for the six months ended June 30, 2007. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations or new therapeutic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
Specific provisions of our Shareholder Rights Plan, Certificate of Incorporation and Bylaws and the laws of Washington State make a takeover of Penwest or a change in control or management of Penwest more difficult
     We have adopted a shareholder rights plan, often referred to as a poison pill. The rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms that are not approved by our board of directors, unless the board first determines to redeem the rights. Various provisions of our Certificate of Incorporation, our Bylaws and Washington law may also have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on June 13, 2007, the following proposals were adopted by the vote specified below:
     a. Election of Directors by class:

	For	Withheld
Class I
Paul E. Freiman	20,656,904	196,726
Jennifer L. Good	20,729,608	124,022
Class II
David P. Meeker	20,743,916	109,714
     Mr. Freiman and Ms. Good were elected for a term of three years until the Annual Meeting of Shareholders to be held in 2010 or until their successors are duly elected and qualified; Dr. Meeker was elected for a term until the Annual Meeting of Shareholders to be held in 2008 or until his successor is duly elected and qualified.
     The following directors did not stand for reelection as their terms of office continued after the Annual Meeting: Peter F. Drake, Robert J. Hennessey, John N. Staniforth and Anne M. VanLent.
     The following director did not stand for reelection: Rolf H. Henel.
b.	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the current year:

For	Against	Abstain	Broker Non-Votes
20,754,784	95,876	2,970	none
Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.

Date: August 6, 2007	/s/ Benjamin L. Palleiko Benjamin L. Palleiko
Senior Vice President, Corporate Development and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Lease, dated as of June 6, 2006, by and among Danbury Buildings, Inc., Union Carbide Corporation and Penwest Pharmaceuticals Co. and Third Amendment to Lease, dated as of April 13, 2007 by and among Danbury Buildings Co., L.P. and Penwest Pharmaceuticals Co.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.