Form 10-Q
period 2007-09-30
PENWEST PHARMACEUTICALS CO
filed 2007-11-08
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2007.

Class	Outstanding
Common stock, par value $.001	23,413,977

PENWEST PHARMACEUTICALS CO.

     TIMERx® and Geminex® are our registered trademarks. SyncroDose™ and GastroDose™ are also our trademarks. Other tradenames and trademarks, including Endo Pharmaceuticals Inc.’s Opana® trademark, appearing in this quarterly report are the property of their respective owners.
Forward-looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Part II – Item 1A, Risk Factors.” In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,837	$16,182
Marketable securities	10,048	24,408
Trade accounts receivable	807	683
Inventories:
Raw materials and other	39	64
Finished goods	357	137

Total inventories	396	201
Prepaid expenses and other current assets	1,486	1,595

Total current assets	32,574	43,069
Fixed assets, net	3,692	3,787
Patents, net	2,946	3,184
Deferred charges	2,513	—
Other assets	2,480	2,702

Total assets	$44,205	$52,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$756	$1,324
Accrued expenses	1,982	2,096
Accrued development costs	1,716	1,105
Loan payable — current portion	1,803	—
Deferred compensation – current portion	290	290

Total current liabilities	6,547	4,815
Loan payable	10,196	—
Accrued financing fees	360	—
Deferred revenue	199	43
Deferred compensation	2,643	2,763

Total liabilities	19,945	7,621
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 23,411,711 shares at September 30, 2007 and 23,132,815 shares at December 31, 2006	23	23
Additional paid in capital	221,712	217,427
Accumulated deficit	(197,591)	(172,428)
Accumulated other comprehensive income	116	99

Total shareholders’ equity	24,260	45,121

Total liabilities and shareholders’ equity	$44,205	$52,742

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$731	$669
Product sales	53	51
Research and development reimbursements	98	—

Total revenues	882	720
Cost of revenues:
Cost of product sales	48	49
Cost of research and development reimbursements	95	—

Total cost of revenues	143	49

Gross profit	739	671
Operating expenses:
Selling, general and administrative	3,444	3,189
Research and product development	6,625	6,843

Total operating expenses	10,069	10,032

Loss from operations	(9,330)	(9,361)
Investment income	429	620
Interest expense	(350)	—

Loss before income tax expense	(9,251)	(8,741)
Income tax expense	—	—

Net loss	$(9,251)	$(8,741)

Net loss per common share	$(0.40)	$(0.38)

Weighted average shares of common stock outstanding	23,261	22,941

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$1,996	$2,529
Product sales	342	231
Research and development reimbursements	98	—

Total revenues	2,436	2,760
Cost of revenues:
Cost of product sales	302	104
Cost of research and development reimbursements	95	—

Total cost of revenues	397	104

Gross profit	2,039	2,656
Operating expenses:
Selling, general and administrative	10,832	10,501
Research and product development	17,051	16,408

Total operating expenses	27,883	26,909

Loss from operations	(25,844)	(24,253)
Investment income	1,448	1,793
Interest expense	(767)	—

Loss before income tax expense	(25,163)	(22,460)
Income tax expense	—	—

Net loss	$(25,163)	$(22,460)

Net loss per common share	$(1.08)	$(0.99)

Weighted average shares of common stock outstanding	23,197	22,663

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(25,163)	$(22,460)
Adjustments to reconcile net loss to net cash used in operating activities	2,239	4,821

Net cash used in operating activities	(22,924)	(17,639)

Investing activities:
Acquisitions of fixed assets, net	(730)	(1,592)
Patent costs	(217)	(385)
Proceeds from maturities of marketable securities	32,700	32,311
Proceeds from sales of marketable securities	—	1,600
Purchases of marketable securities	(18,139)	(17,275)
Proceeds from cash surrender value of life insurance policy withdrawal	—	446

Net cash provided by investing activities	13,614	15,105

Financing activities:
Proceeds from loan payable	12,000	—
Debt issuance costs	(112)	—
Issuance of common stock, net	1,077	9,867

Net cash provided by financing activities	12,965	9,867

Net increase in cash and cash equivalents	3,655	7,333
Cash and cash equivalents at beginning of period	16,182	15,917

Cash and cash equivalents at end of period	$19,837	$23,250

See accompanying notes to condensed financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (the “Company” or “Penwest”) is a drug development company dedicated to bringing to the market place innovative products that help improve the lives of patients. The Company’s goal is to identify, develop and commercialize products that address unmet medical needs, primarily for diseases of the nervous system. Penwest is currently applying its drug delivery and drug development expertise to a pipeline of potential products that are in various stages of development and that it intends to commercialize independently or through third party alliances. The Company conducts its business primarily in North America.
     On June 22, 2006, the United States Food and Drug Administration (the “FDA”) approved Opana® ER, which the Company previously referred to as oxymorphone ER. Opana ER, an extended release formulation of oxymorphone hydrochloride, is a product that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER is approved for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time. The Company is developing product candidates designed for the treatment of pain, epilepsy and Parkinson’s disease. The Company is also developing A0001, a product candidate designed for the treatment of diseases related to the mitochondrial respiratory chain, that it is developing under a collaboration and license agreement (the “Edison Agreement”) that it entered into on July 16, 2007 with Edison Pharmaceuticals, Inc. (“Edison”). Under the Edison Agreement, the Company and Edison have agreed to collaborate on the development of A0001 and up to one additional Edison drug candidate, initially directed to the treatment of inherited mitochondrial respiratory chain diseases.
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
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
3. Summary of Significant Accounting Policies
Revenue Recognition
Royalties and licensing fees - The Company recognizes revenues from non-refundable up-front fees received under collaboration agreements ratably over the performance period of the related collaboration agreement. If the estimated performance period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Non-refundable contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees received by the

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Company, which had been deferred, are generally recognized in full. Product royalty fees are recognized when earned, as reported by the Company’s collaborators, and are generally subject to review or audit by the Company.
     Milestone payments – The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectibility is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the collaboration agreement.
     Product sales — The Company recognizes revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in the cost of product sales.
     Research and development reimbursements – The Company recognizes revenue from reimbursements received in connection with its research and development collaboration agreements as related research and development costs are incurred, and the Company’s contractual services are performed, provided collectibility is reasonably assured. Such revenue is included in research and development reimbursements revenue in the Company’s condensed statements of operations. Amounts contractually owed to the Company under these research and development collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in the Company’s condensed balance sheets. The Company’s principal costs under these agreements are generally for its personnel conducting research and development, as well as for research and development performed by outside contractors or consultants.
Research and Development Expenses
     Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements and include related salaries, benefits and other personnel related expenses, costs of drug active, pre-clinical and clinical trial costs, and contract and other outside service fees, including payments to collaborators for sponsored research activities. Research and development costs are expensed as incurred. A significant portion of the Company’s development activities are outsourced to third parties, including contract research organizations and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. These arrangements may require estimates to be made of related service fees or the Company’s share of development costs, in which actual results could materially differ from the estimates and affect the reported amounts in the Company’s financial statements. These arrangements may also require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.
Income Taxes
     The liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during the three and nine month periods ended September 30, 2007 and 2006, as such losses were offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that management believes it is more likely than not that a portion of the deferred income tax assets are not realizable.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     The Company expects to recognize potential interest and penalties related to income tax positions as a component of income tax expense in its statements of operations in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at September 30, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.
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
     The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses a Black-Scholes-Merton pricing model which requires the consideration of the following variables for purposes of estimating fair value:
▪	the stock option exercise price;

▪	the expected term of the option;

▪	the grant date price of the Company’s common stock, which is issuable upon exercise of the option;

▪	the expected volatility of the Company’s common stock;

▪	expected dividends on the Company’s common stock (the Company does not anticipate paying dividends for the foreseeable future); and

▪	the risk-free interest rate for the expected option term.
     Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally, all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. For options granted prior to

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
2006, the Company used historical volatility to estimate the grant-date fair value of stock options. Historical volatility is calculated based on a period equal to the expected term of stock option awards, and actual stock prices during such period. Effective January 1, 2006, following a review of alternative methods of estimating expected volatility, the Company changed its method of estimating expected volatility for all stock options granted, from exclusively relying on historical volatility, to using an average of implied volatility and historical volatility. In accordance with SFAS 123R, the Company selected the average of implied volatility and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility of the Company’s common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed.
     The valuation assumptions selected upon the adoption of SFAS 123R were applied to stock options that the Company granted subsequent to its adoption of SFAS 123R; however, stock option expense recorded in the three and nine month periods ended September 30, 2007 and 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, were not changed. The Company uses the accelerated attribution method to recognize expense for all options granted.
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
4. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company plans to adopt the provisions of SFAS 159 as of January 1, 2008. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations, financial position and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether an asset or liability is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company plans to adopt the provisions of SFAS 157 as of January 1, 2008. The Company is in the process of evaluating the effect the adoption of this pronouncement will have on its results of operations, financial position and cash flows.
     In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). The consensus reached on EITF No. 07-3, which was ratified by the FASB on June 27, 2007, requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities, and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered, and to expense the nonrefundable advance payments immediately if it determines that delivery is unlikely. EITF No. 07-3 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company plans to adopt the provisions of EITF No. 07-3 as of January 1, 2008. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have on its results of operations, financial position and cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Share-Based Compensation
     The Company recognized total share-based compensation expense of $1.2 million and $2.6 million, for the three and nine month periods ended September 30, 2007, respectively. Of the $1.2 million recognized for the three month period ended September 30, 2007, $815,000 was recorded as selling, general and administrative expense and $379,000 was recorded as research and product development expense. Of the $2.6 million recognized for the nine month period ended September 30, 2007, $2.3 million was recorded as selling, general and administrative expense and $295,000 was recorded as research and product development expense.
     The Company recognized total share-based compensation expense of $1.2 million and $3.7 million for the three and nine month periods ended September 30, 2006, respectively. Of the $1.2 million recognized for the three month period ended September 30, 2006, $685,000 was recorded as selling, general and administrative expense and $466,000 was recorded as research and product development expense. Of the $3.7 million recognized for the nine month period ended September 30, 2006, $2.3 million was recorded as selling, general and administrative expense and $1.4 million was recorded as research and product development expense.
     The decrease in share-based compensation expense in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006, is primarily attributable to actual forfeitures and an increase in the Company’s forfeiture rate assumptions for employee stock options.
6. Loans Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company may access until September 15, 2008, subject to conditions specified in the Credit Facility. Under the Credit Facility, the Company may not access this second amount unless the Company’s market capitalization at the time of the advance request is greater than $250 million and an additional patent relating to Opana ER has been issued and listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. On October 2, 2007, an additional patent relating to Opana ER was issued and listed in the Orange Book. As a result, the Company may access the additional $12.0 million at any time that the Company’s market capitalization is greater than $250 million, up until September 15, 2008, as noted above.
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: its intellectual property, which is subject to a negative pledge; royalty payments from Mylan Pharmaceuticals, Inc. (“Mylan”) on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and the assets of the Company’s trust described in Note 8. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the agreement. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the Credit Facility bear interest at an annual rate of one-month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of September 30, 2007, the interest rate on the Credit Facility was 10.32% and $12.0 million was outstanding.
     As of September 30, 2007, principal payments due on the $12.0 million in principal outstanding under the Credit Facility are as follows:

(unaudited)
(in thousands)
Less than one year	$1,803
One to two years	4,713
Two to three years	5,484

$12,000

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheet as of September 30, 2007. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.
7. Income Taxes
     The Company’s effective tax rates for the three and nine month periods ended September 30, 2007 and 2006 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
8. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,162,000 and $2,187,000 as of September 30, 2007 and December 31, 2006, respectively, including the current portion of approximately $147,000 at September 30, 2007, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
Interest cost	$30	$30	$89	$90
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$30	$30	$90	$91

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $15,000 and $17,000 for the three month periods ended September 30, 2007 and 2006, and $47,000 and $52,000 for the nine month periods ended September 30, 2007, and September 30, 2006, respectively. The liability for the DCP was approximately $771,000 and $867,000 as of September 30, 2007 and December 31, 2006, respectively, including the current portion of approximately $143,000 at September 30, 2007, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments,

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. In April 2006, the Company withdrew from the Trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments previously made by the Company to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance polices totaled $2,438,000 as of September 30, 2007 and $2,700,000 as of December 31, 2006. Trust assets, including amounts held in a money market account, totaled $2,480,000 at September 30, 2007 and are included in other assets in the Company’s condensed balance sheets.
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
     Consideration paid and other costs incurred in connection with the termination agreements noted above totaled approximately $2.1 million and were deferred by the Company. These costs are being amortized as cost of revenues based on certain estimated future royalty revenues, primarily from Endo in connection with Opana ER, and are included in deferred charges in the condensed balance sheet as of September 30, 2007. Such amortization approximated $6,000 and $17,000 for the three and nine months ended September 30, 2007, respectively, and is included in cost of revenues in the Company’s condensed statements of operations.
10. Comprehensive Income/(Loss)
     Accumulated other comprehensive income consists of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Unrealized gains (losses) on marketable securities	$5	$(11)
Adjustment for funded status of post retirement plan	111	110

Accumulated other comprehensive income	$116	$99

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands)
Net loss	$(9,251)	$(8,741)	$(25,163)	$(22,460)
Changes in unrealized net gains and losses on marketable securities	9	57	16	124
Adjustment for funded status of post retirement plan	1	—	1	—

Comprehensive loss	$(9,241)	$(8,684)	$(25,146)	$(22,336)

11. Collaboration and Licensing Agreements
     The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy. The Company also licenses its proprietary drug delivery technologies to other companies for their use in products outside the Company’s focus areas.
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
     Prior to April 17, 2003, the Company shared with Endo the costs involved in the development of Opana ER. On April 17, 2003, the Company exercised its option under the terms of the agreement and discontinued its participation in the funding of the development of Opana ER. As a result of this termination of funding, Endo completed the development of Opana ER and has the right to recoup the portion of development costs incurred by Endo that otherwise would have been funded by the Company, in accordance with the terms described below.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
received royalties from Endo of approximately $4.2 million and $13.6 million, respectively, for the three and nine months ended September 30, 2007. Cumulatively, through September 30, 2007, the Company believes that approximately $14.6 million has been applied against the Royalty Holiday.

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
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into a collaboration and license agreement with Edison. Under the Edison Agreement, the Company and Edison have agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional Edison drug candidate, initially directed to the treatment of inherited mitochondrial respiratory chain diseases.
     During the initial 18 months of the Edison Agreement, Edison is obligated to present to the Company at least one compound identified by Edison that satisfies agreed-upon criteria for consideration as a development candidate under the collaboration, in addition to A0001. The Company has the option, exercisable upon payment of a one-time fee, to select any such compound for development. If A0001, or any compound as to which the Company has exercised its option, fails in toxicology studies during this 18 month research period or any extended research period (the “Research Period”), the Company has the right to select a replacement compound, without any additional fee, which may be identified by Edison during the remainder of the Research Period.
     Under the Edison Agreement, the Company has exclusive, worldwide rights to develop and commercialize A0001 and any other compound as to which the Company has exercised its option, or any replacement compound, for the treatment of all indications, subject to other terms and conditions in the Edison Agreement.
     In consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million, which Edison will have the right to draw upon in one or more installments at any time prior to the earliest of July 16, 2012, the occurrence of an event of default, a change in control of Edison or the termination of the Edison Agreement, solely to fund its research and development. As of September 30, 2007, Edison has not drawn upon this loan commitment. The Company is also required to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement and royalty payments based on net sales of products containing A0001, any other compound as to which the Company has exercised its option, or any replacement compound.
     The Company also agreed to pay Edison a total of $5.5 million over the initial 18 months of the Research Period to fund Edison’s discovery and research activities during the period. As of September 30, 2007, the Company has paid approximately $833,000 of the $5.5 million to Edison. The payments are made in quarterly installments. The Company has the option to extend the term of the Research Period for up to three consecutive six month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon. During the initial 18 months of the Research Period and during any extension of the Research Period in which the Company’s funding exceeds a specified amount, Edison has agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company, or under specified circumstances.  In addition, until 60 days after the later of the presentation of a development candidate by Edison, or the expiration of the Research Period, and in other specified circumstances, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Following the end of the Research Period, the license of any compound under the Edison Agreement ends, on a country-by-country, product-by-product basis, when neither Edison nor the Company has any remaining royalty payment obligations to each other with respect to such compound. Each party’s royalty payment obligation ends upon the later of expiration of the last-to-expire claim of all licensed patents covering such party’s product or expiration of the FDA’s designation of such product as an orphan drug. The Edison Agreement may be terminated by the Company with 120 days prior written notice to Edison; provided that Penwest pays Edison a termination fee equal to 25% of the amount remaining to be paid over the initial 18 months of the Research Period as of the effective date of such termination. The Edison Agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.
Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2006 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $25.9 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2006, 2005 and 2004, royalties from Mylan were approximately $3.1 million, $3.9 million and $4.8 million, respectively, or 89%, 63% and 94%, respectively, of the Company’s total revenue. Royalties from Mylan were approximately $694,000 and $666,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $2.0 million and $2.5 million for the nine month periods ended September 30, 2007 and 2006, respectively.
Otsuka Pharmaceutical Co., Ltd.
     The Company signed a research and development agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) of Japan effective August 14, 2007 to develop a formulation of an Otsuka compound utilizing Penwest’s TIMERx drug delivery technology. In connection with the agreement, the Company received an initial nonrefundable up-front payment which has been recorded as deferred revenue and will be recognized as revenue over the contractual performance period. The Company will also be reimbursed for development costs incurred in the formulation of the compound, up to specified amounts. Additionally, under the agreement, the Company may receive milestone payments upon the achievement of specified events.
12. Contingencies
     Substantial patent litigation exists in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation involving the Company could cause the Company to pay substantial damages, alter its products or processes, obtain additional licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial litigation costs.
     The Company is a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     Penwest Pharmaceuticals Co. is a drug development company dedicated to bringing to the marketplace innovative products that help improve the lives of patients. Our goal is to identify, develop and commercialize products that address unmet medical needs, primarily for diseases of the nervous system. Penwest is currently applying its drug delivery and drug development expertise to a pipeline of potential products that are in various stages of development, and that it intends to commercialize independently or through third party alliances. In June 2006, the United States Food and Drug Administration, or FDA, approved for marketing Opana® ER, an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx drug delivery technology, and that we previously referred to as oxymorphone ER. We are currently developing product candidates designed for the treatment of pain, epilepsy and Parkinson’s disease. We are also developing A0001, a product candidate designed for the treatment of diseases related to the mitochondrial respiratory chain, that we are developing under a collaboration and license agreement that we entered into on July 16, 2007 with Edison Pharmaceuticals, Inc., or Edison.
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
     In January 2007, we entered into an amendment to the strategic alliance agreement between us and Endo. Under the terms of this amendment, we and Endo agreed that royalties payable to us for U.S. sales of Opana ER would be calculated based on net sales of the product rather than on operating profit. A description of this amendment is included under the caption “Collaboration and Licensing Agreements” in “Item 1. Notes to Condensed Financial Statements.”
     On October 3, 2007, we received a letter from IMPAX Laboratories, Inc., or Impax, notifying us of its filing of an Abbreviated New Drug Application, or ANDA, containing a Paragraph IV Patent Certification under 21 U.S.C. § 355(j) for Opana ER. This Paragraph IV Patent Certification notice referred to Penwest’s U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, Impax announced in a press release that the FDA had rescinded the acceptance of Impax’s ANDA filing. On November 5, 2007, we received a letter from Impax notifying us of additional Paragraph IV Patent Certifications relating to our U.S. patent numbers 5,622,933 and 5,958,456, which were recently listed in the Orange Book. We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. As a result, we anticipate that our legal fees associated with this matter may result in an increase in our total legal expenses included in our selling, general and administrative expenses in subsequent quarters.
     A0001. Under the terms of the Edison agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and up to one additional compound of Edison’s as to which we exercise our option, for the treatment of all indications, subject to the terms and conditions in the agreement. A0001 is a coenzyme Q molecular analog that shows biological activity in cell assays and was developed by Edison to test the ability of this class of compounds to improve mitochondrial function. Impairment of mitochondrial function is commonly believed to be a significant factor in a number of inherited disorders, including Friedreich’s Ataxia, Leber’s Hereditary Optical Neuropathy, Coenzyme Q10 Deficiency Syndrome and MELAS syndrome. The compound is commonly known to be orally bioavailable in humans. We are developing A0001 initially for the treatment of inherited mitochondrial respiratory chain diseases, and A0001 has received orphan drug designation from the FDA for the treatment of inherited mitochondrial respiratory chain diseases. We are currently conducting additional preclinical work on A0001 with the intention of submitting an IND for certain indications and commencing Phase 1 development on this compound in mid 2008.

     In consideration for the rights granted to us under the Edison agreement, we paid Edison an upfront cash payment of $1.0 million upon entering into the Edison agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million, solely to fund its research and development, which Edison can draw upon subject to certain limitations. We are also required to make payments to Edison upon achievement of specified milestones set forth in the Edison agreement and upon exercise of our option to develop another of Edison’s compounds as noted above, and royalty payments based on net sales of products containing A0001 and any other compound as to which we exercise our option, or any replacement compound, as provided for in the agreement. We have also agreed to pay Edison a total of $5.5 million to fund Edison’s discovery and research activities over the initial 18 months of the research period following the signing of the Edison agreement. This funding will be in the form of payments made in advance each quarter. We have the option to extend the term of the research period beyond 18 months for up to three consecutive six month periods, subject to payments to Edison in amounts to be agreed upon. A further description of the Edison agreement is included under the caption “Collaboration and Licensing Agreements” in “Item 1. Notes to Condensed Financial Statements.”
     Additional Product Candidates.  Of the other products we are developing, we have one product candidate in clinical development and two others in formulation development:
•	Nalbuphine ER. We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of chronic pain. Nalbuphine ER, which is formulated using our TIMERx drug delivery technology, is designed to be taken as a tablet twice daily. We expect that nalbuphine ER, if approved, would compete in the moderate pain market with products such as Tramadol® ER, codeine and Demerol®. In December 2005, we completed a Phase IIa trial of nalbuphine ER designed to determine the degree and duration of pain relief of two different dose levels of nalbuphine ER in acute pain. No unusual side effects were reported during the twelve-hour dosing interval. In 2006, we decided to develop this product for a chronic pain indication and conducted reformulation work and several Phase I studies to optimize the formulation for this purpose. In March 2007, we completed a Phase I dose-escalation to steady-state safety trial, which collected additional safety and pharmacokinetic information for use in designing future trials. In June 2007, we initiated a Phase IIa, forced titration, dose-ranging trial designed to determine the efficacy and safety of nalbuphine ER compared to placebo for treatment of chronic pain. We completed enrollment for this trial in late October 2007. We anticipate preliminary results from this trial in the first quarter of 2008.

•	We are also developing two other product candidates for the treatment of disorders of the nervous system. We are currently developing formulations of these product candidates, following which we intend to conduct bioavailability studies in humans to characterize their pharmacokinetic profiles.
     In the third quarter of 2007, we completed a scientific review of our development programs, which we conducted to align our efforts with our corporate strategy and internal resources. As a result of this review, we determined to cease development of torsemide ER, a controlled release formulation of torsemide that we were developing for the treatment of chronic edema resulting from congestive heart failure. In addition, we made the decision to cease efforts on two additional Phase I programs.
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
     We have incurred net losses since 1994. Our net losses for the three and nine month periods ended September 30, 2007 were $9.3 million and $25.2 million, respectively, or $0.40 and $1.08 per share, respectively. Our net losses for the three and nine month periods ended September 30, 2006 were $8.7 million and $22.5 million, respectively, or $0.38 and $0.99 per share, respectively. As of September 30, 2007, our accumulated deficit was approximately $198 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products that we develop occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:

•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER;

•	the level of our investment in research and development activities;

•	the level of our investment for acquisitions, or in-licensing of technologies or compounds intended to support our growth;

•	the successful development and commercialization of product candidates in our portfolio;

•	the timing and amounts of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquire rights under this agreement; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.
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
     Our results of operations may fluctuate from quarter to quarter depending on the amount and timing of royalties on Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg, the volume and timing of shipments of formulated bulk TIMERx material, including to Endo, the variations in payments under our collaborative agreements, and the amount and timing of our investment in research and development activities.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance, impairment of long-lived assets and share-based compensation. For a more detailed explanation of the judgments we make in these areas, other than revenue recognition which is described below, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, a detailed description of our accounting policies is included under the caption “Summary of Significant Accounting Policies” in “Item 1. Notes to Condensed Financial Statements” included in this Quarterly Report on Form 10-Q.
Revenue Recognition
     Royalties and licensing fees – We recognize revenues from non-refundable up-front fees received under collaboration agreements ratably over the performance period of the related collaboration agreements. If the estimated performance period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Non-refundable contractual fees received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees we had received, which had been deferred, are generally recognized in full. Product royalty fees are recognized when earned, as reported by the Company’s collaborators, and are generally subject to review or audit.
     Milestone payments – We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event, and collectibility is reasonably assured. If these criteria are not met, we recognize milestone payments ratably over the remaining period of our performance obligations under the collaboration agreement.
     Product sales — We recognize revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in the cost of product sales.
     Research and development reimbursements – We recognize revenue from reimbursements received in connection with our research and development collaboration agreements as related research and development costs are incurred, and our contractual services are performed, provided collectibility is reasonably assured. Such revenue is included in research and development reimbursements revenue in our condensed statements of operations. Amounts contractually owed us under these research and development collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in our condensed balance sheets. Our principal costs under these agreements are generally for its personnel conducting research and development, as well as for research and development performed by outside contractors or consultants.
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
     We expect to recognize potential interest and penalties related to income tax positions as a component of income tax expense in our statements of operations in any future periods in which we must record a liability. Since we have not recorded a liability at September 30, 2007, there would be no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.
     We are subject to federal and state income tax examinations for all tax periods subsequent to our spin-off from our former parent company on August 31, 1998.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159 . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, as such, we plan to adopt the provisions of SFAS 159 as of January 1, 2008. We are in the process of evaluating the impact this pronouncement may have on our results of operations, financial position and cash flows.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and, as such, we plan to adopt the provisions of SFAS 157 as of January 1, 2008. We are in the process of evaluating the effect the adoption of this pronouncement will have on our results of operations, financial position and cash flows.
     In June 2007, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF No. 07-3. The consensus reached on EITF No. 07-3, which was ratified by the FASB on June 27, 2007, requires companies that are involved in research and development activities, to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. We will be required to assess on an ongoing basis whether or not the goods or services will be delivered, and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 is effective for fiscal years beginning after November 15, 2007 and, as such, we plan to adopt the provisions of EITF No. 07-3 as of January 1, 2008. We are currently evaluating the impact that the adoption of EITF No. 07-3 will have on our results of operations, financial position and cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our financial statements.
Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006
Revenues

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	Increase	September 30,	September 30,	Increase	September 30,
	2007	(decrease)	2006	2007	(decrease)	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and Licensing Fees	$731	9.3%	$669	$1,996	(21.1)%	$2,529
Product Sales	53	3.9%	51	342	48.1%	231
Research & Development Reimbursements	98	n/a	—	98	n/a	—

Total Revenues	$882	22.5%	$720	$2,436	(11.7)%	$2,760

     Substantially all of the royalties and licensing fees we included in revenues for the three and nine month periods ended September 30, 2007 and 2006 related to royalties received from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. The royalties from Mylan decreased in the nine month period ended September 30, 2007 from the comparable period for 2006 as a result of decreases in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL.
     Our product sales in the three and nine month periods ended September 30, 2007 and 2006 consisted of sales of formulated TIMERx material to collaborators. Product sales increased in the 2007 nine month period in comparison with the 2006 nine month period as a result of shipments to Endo for use in Opana ER following the FDA approval of Opana ER in June 2006. Product sales to Endo constituted all of our product sales in the three and nine month periods ended September 30, 2007.
     Revenues in the three and nine month periods ended September 30, 2007 also include revenue received as reimbursement for our expenses under a research and development collaboration agreement involving the development of a product candidate using our TIMERx technology.
Selling, General and Administrative Expense
     Selling, general and administrative (SG&A) expenses were $3.4 million and $10.8 million, respectively, for the three and nine month periods ended September 30, 2007 as compared to $3.2 million and $10.5 million for the comparable periods in 2006. The increase in SG&A for the three month period ended September 30, 2007 as compared to the comparable period in 2006 is primarily attributable to increased facility related costs and increased outside director fees, primarily as a result of the addition of two outside directors during 2007. These increased expenses were partially offset by decreased market research expenses, as market research expenses in the three month period ended September 30, 2006 included significant costs associated with an extensive review of all of the product candidates which existed in our pipeline.
     The increase in SG&A for the nine month period ended September 30, 2007 as compared to the comparable period in 2006 is primarily attributable to increased facility-related costs, and legal fees associated with business development activities and general corporate matters, including compliance with new SEC reporting requirements. These increased costs and fees were offset by decreased market research expenses, as market research expenses in the nine month period ended September 30, 2006 included significant costs associated with an extensive review of all of the product candidates which existed in our pipeline.
     The increases in our facility-related costs noted above were primarily attributable to our efforts to explore alternative locations for our facilities. In June 2007, we extended the lease terms of our two facilities. We anticipate lower facility-related costs in subsequent quarters.
Research and Product Development Expense
     Research and product development (R&D) expenses were $6.6 million and $17.1 million, respectively, for the three and nine month periods ended September 30, 2007 as compared to $6.8 million and $16.4 million for the comparable periods in 2006. The increase for the three and nine month periods ended September 30, 2007 as compared to the comparable periods in 2006 was primarily due to increased spending on the development of nalbuphine ER, and expenses associated with the Edison Program, as discussed below, which was partially offset by decreased expense recorded for share-based compensation as noted above, as well as reduced spending on the development of torsemide ER.
In the table below, R&D expenses are set forth in the following categories:

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	Increase	September 30,	September 30,	Increase	September 30,
	2007	(decrease)	2006	2007	(decrease)	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Nalbuphine ER	$1,494	(28)%	$2,070	$4,981	50%	$3,324
Torsemide ER	107	(80)%	544	361	(67)%	1,098
Edison Program	2,048	n/a	—	2,048	n/a	—
Phase I Products and Internal Costs	2,517	(31)%	3,660	8,267	(19)%	10,249
Research and New Technology Development	459	(19)%	569	1,394	(20)%	1,737

Total Research and Product Development Expense	$6,625	(3)%	$6,843	$17,051	4%	$16,408

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 23% and 30% of our R&D expenses in the three and nine month periods ended September 30, 2007, respectively, and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER, including payments for the drug active. The expenses for this compound increased in the nine month period ended September 30, 2007 from the comparable period in 2006, as we completed a Phase I safety trial and also initiated a Phase IIa proof of concept efficacy and safety trial. During the remainder of 2007, we expect our R&D expenses relating to nalbuphine ER to increase as we continue animal toxicology work and continue the Phase IIa chronic efficacy trial from which we anticipate preliminary results in early 2008.

•	Torsemide ER — These expenses reflect our direct external expenses relating to the development of torsemide ER. These expenses consisted primarily of payments to third parties in connection with clinical trials of torsemide ER. At the end of the second quarter of 2007, we indicated our intention to review this program prior to conducting any further development of this candidate. During the third quarter of 2007, we completed a review of all our development programs, including torsemide ER. As a result of this review, we determined to cease all development efforts on this program. This decision was based upon our analysis of the expected level of effort required for this program compared to our internal resources and the program’s lack of fit with our corporate strategy. As a result of this decision, we do not expect to incur significant expenses for torsemide ER in future periods.

•	Edison Program — These expenses reflect our funding of Edison’s research activities under the Edison agreement. The amounts included in the three and nine months ended September 30, 2007 include the initial upfront payment of $1.0 million and a prorated first quarterly research and development payment. Additionally, these expenses reflect our direct external expense relating to the preclinical development work that we are conducting on A0001.

•	Phase I Products and Internal Costs — These expenses primarily reflect our internal expenses such as salaries and benefits of our product development personnel, including our pharmaceutical development, clinical and regulatory groups, and other costs primarily related to our laboratory facilities that are not allocated to specific programs. These expenses also reflect both our direct external expenses and our allocated internal expenses relating to the development of Phase I product candidates. Our direct external expenses primarily reflect payments to third parties for the drug active and proof-of-principle biostudies conducted on our Phase I products. These costs decreased in the three and nine month periods ended September 30, 2007 from the comparable periods in 2006, primarily as a result of a decrease in share-based compensation expense, as discussed below, as well as the termination of certain preclinical programs in 2007. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

•	Research and New Technology Development — These expenses reflect both our direct external expenses and our allocated internal expenses relating to the development of new drug delivery technologies, preformulation activities and formulation feasibility studies. These direct external expenses consist primarily of payments to third parties in connection with outside laboratory and consulting fees. Our internal expenses primarily include salaries and benefits for our research and new technology development group, and other costs such as depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a product development project or amortization of patent costs relating to commercialized products which are included in cost of revenues. These expenses decreased in the three and nine month periods ended September 30, 2007 over the comparable periods in 2006, primarily due to decreased legal fees and amortization expense related to patents.
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
Share-Based Compensation
     We recognized total share-based compensation expense of $1.2 million and $2.6 million for the three and nine month periods ended September 30, 2007, respectively. Of the $1.2 million recognized for the three month period ended September 30, 2007, $815,000 was recorded as selling, general and administrative expense and $379,000 was recorded as research and product development expense. Of the $2.6 million recognized for the nine month period ended September 30, 2007, $2.3 million was recorded as selling, general and administrative expense and $295,000 was recorded as research and product development expense.

     We recognized total share-based compensation expense of $1.2 million and $3.7 million, for the three and nine month periods ended September 30, 2006, respectively. Of the $1.2 million recognized for the three month period ended September 30, 2006, $685,000 was recorded as selling, general and administrative expense and $466,000 was recorded as research and product development expense. Of the $3.7 million recognized for the nine month period ended September 30, 2006, $2.3 million was recorded as selling, general and administrative expense and $1.4 million was recorded as research and product development expense.
     The decrease in share-based compensation expense in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006, is primarily attributable to actual forfeitures and an increase in our forfeiture rate assumption for employee stock options.
Tax Rates
     The effective tax rates for the three and nine month periods ended September 30, 2007 and 2006 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipient business, sales of formulated bulk TIMERx material, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of September 30, 2007, we had cash, cash equivalents and short-term investments of $29.9 million.
     On March 13, 2007, we entered into a $24.0 million senior secured credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that we may access until September 15, 2008, subject to conditions specified in the agreement. Under the Credit Facility, we may not access this second amount unless our market capitalization at the time of the advance request is greater than $250 million and an additional patent relating to Opana ER has been issued and listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. On October 2, 2007, a patent relating to Opana ER was issued and listed in the Orange Book. Subsequently, two other patents relating to Opana ER were listed in the Orange Book. As a result, we may access the additional $12.0 million at any time that the Company’s market capitalization is greater than $250 million up until September 15, 2008, as noted above.
     In connection with this credit facility, we granted the lender a perfected first priority security interest in all existing and after-acquired assets, excluding our intellectual property which is subject to a negative pledge; royalty payments from Mylan on their sales of Pfizer’s generic version of Procardia XL 30 mg, if we pledge such royalty payments to another lender; up to $3.0 million of equipment which we may, at our election, pledge to another lender in connection with an equipment-financing facility separate from this credit facility; and the assets of the trust described below under “Contractual Obligations”. In addition, we are precluded from paying cash dividends to our shareholders during the term of the agreement. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the credit facility bear interest at an annual rate of one month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the credit facility, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year,

2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of September 30, 2007, the interest rate on the credit facility was 10.32% and $12.0 million was outstanding.
     We accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the credit facility. These costs, as well as other debt issuance costs we incurred in securing the credit facility, were deferred and are included in deferred charges in our condensed balance sheet as of September 30, 2007, and will be amortized and included in interest expense over the term of the loan.  We estimate that the amount that will be amortized from deferred charges into interest expense during the remainder of 2007 is approximately $34,000.
Cash Flows
     We had negative cash flow from operations for the nine month period ended September 30, 2007 of $22.9 million, primarily due to a net loss of $25.2 million in the period, which included non-cash charges for depreciation and amortization of $1.1 million and $2.6 million relating to share-based compensation. During the nine month period ended September 30, 2007, we also expended approximately $1.5 million in cash in connection with the royalty termination agreements discussed below, whose costs were deferred and are being amortized.
     Investing activities provided $13.6 million in cash for the nine month period ended September 30, 2007, primarily reflecting maturities of marketable securities, net of purchases, of $14.6 million. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities and funds expended to secure patents on technology we have developed. Financing activities provided $13.0 million in cash, primarily from the proceeds of the term loan discussed above and proceeds from stock option exercises during the nine months ended September 30, 2007.
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
Funding Requirements
     We anticipate that, based upon our current operating plan, and excluding any potential revenues from Opana ER and the second $12 million term loan that we could potentially access, our existing capital resources will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the second quarter of 2008. We currently do not meet the $250 million market capitalization requirement necessary to draw upon the second $12 million term loan under the credit facility. If we were able to borrow these funds, we believe our ability to operate on an ongoing basis without additional external financing would extend for at least one to two additional calendar quarters, depending on the timing of our clinical trials. We expect our capital expenditures for the remainder of 2007 to be less than our recent spending levels in prior quarters.
     Our requirements for additional capital in our business are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic Procardia XL 30 mg;

•	our ability to access the second $12 million term loan under the credit facility and the timing of the availability of this $12 million;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquire rights under this agreement;

•	the progress of other collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the structure and terms of any future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as the Opana ER patents and the Impax matter; and

•	the level of our investment in capital expenditures for facilities or equipment.
     If we determine to acquire additional product candidates or technologies, we may need to seek additional funding through collaborative agreements, or public or private financings of equity or debt securities.
     We plan to meet our long-term cash requirements through our existing balances in cash and marketable securities, the second term loan of the credit facility noted above if we are able to meet the requirements necessary to borrow these funds and revenues from collaborative agreements, as well as through equity or debt financings. In July 2005, we filed a registration statement on Form S-3 with the SEC, which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million.
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

Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities, purchase obligations primarily relating to clinical development, payments due under our credit facility relating to interest, principal and exit fees, obligations under deferred compensation plans as discussed below and obligations under our Edison agreement as described above. Following is a table summarizing our contractual obligations as of September 30, 2007 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating Leases	$1,592	$790	$802	$—	$—
Purchase Obligations	5,089	5,089	—	—	—
Payments Due Under Credit Facility	14,736	2,999	11,737	—	—
Deferred Compensation, including current portion	2,933	294	587	587	1,465
Edison Program	4,667	3,792	875	—	—

Total	$29,017	$12,964	$14,001	$587	$1,465

     Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance polices approximated $2.4 million as of September 30, 2007. Total trust assets, including amounts held in a money-market account, approximated $2.5 million as of September 30, 2007.
     Under the terms of our Edison agreement, we are obligated to make milestone payments to Edison upon the achievement of certain clinical and regulatory events. We will not be responsible for the payment of future milestone and/or royalty payments in the event that the development program is discontinued and the agreement is terminated. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, we may decide to discontinue the development of the product candidates. In addition, as discussed above, under the terms of the Edison agreement, Edison may draw upon a loan commitment by us of up to $1.0 million. The contractual obligations listed in the table above do not include any such future potential milestone or royalty payments, or any payment to Edison under our loan commitment to them.
Net Operating Loss Carryforwards
     As of December 31, 2006, we had federal net operating loss, or NOL, carryforwards of approximately $161 million for income tax purposes, which expire beginning in 2018 through 2026. The use of the NOLs is limited to our future taxable earnings. Utilization of the operating losses may be subject to limitation due to the ownership change provisions of the Internal Revenue Code.

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
     At September 30, 2007, marketable securities consisted primarily of corporate debt and U.S. Government agency-backed discounted notes, and approximated $10.0 million. Our marketable securities had maturity dates of up to six months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At September 30, 2007, market values approximated carrying values. At September 30, 2007, we had approximately $29.9 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $299,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $31.3 million, $22.9 million and $23.8 million during 2006, 2005 and 2004, respectively. For the nine months ended September 30, 2007, our net loss was $25.2 million. As of September 30, 2007, our accumulated deficit was approximately $198 million.
     Our strategy includes a significant commitment to spending on research and development targeted at identifying and developing products primarily for the treatment of disorders of the nervous system. As a result, we expect to incur net losses in 2007 and beyond as we continue to conduct development of and seek regulatory approvals for our product candidates. These net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.
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
We may require additional funding, which may be difficult to obtain
     We anticipate that, based upon our current operating plan and excluding any potential revenues from Opana ER, and the second $12 million term loan that we could potentially access, our existing capital resources will be sufficient to fund our operations on an ongoing basis without requiring us to seek external financing through at least the second quarter of 2008. Under the credit facility, we may not access the second $12 million term loan unless our market capitalization at the time of the advance request is greater than $250 million and a patent relating to Opana ER has been issued and listed in the Orange Book. On October 2, 2007, a patent relating to Opana ER was issued and listed in the Orange Book. Subsequently, two other patents relating to Opana ER were listed in the Orange Book. As a result, the Company may access the additional $12 million at any time that the Company’s market capitalization is greater than $250 million, up until its expiration date of September 15, 2008. In the event we are able to borrow these funds, we believe our ability to operate on an ongoing basis without additional external financing would extend for at least an additional one to two calendar quarters, depending on the timing of our clinical trials.
     Our requirements for additional capital may be substantial and will depend on many factors, including:

•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic Procardia XL 30 mg;

•	our ability to access the second $12 million term loan under the credit facility and the timing of the availability of this $12 million;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquired rights under this agreement;

•	the progress of other collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the structure and terms of any future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER; and

•	the level of our investments in capital expenditures for facilities and equipment.
     Subject to these factors, we may need to sell additional equity or debt securities or seek additional financing through other arrangements to fund operations beyond the second quarter of 2008. In addition, if we decide to increase development work in our own internal portfolio or to acquire additional products or technologies, we may need to seek additional funding for such actions through collaborative agreements, research and development arrangements, or public or private financing of equity or debt.
     If we raise additional funds by issuing equity securities, it will result in further dilution to our then-existing shareholders. Debt financing, such as the credit facility noted above, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may also contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products or grant licenses on terms that may not be favorable to us. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our business, financial condition and operating results.
      Our ability to generate revenues depends heavily on the success of Opana ER
     We made a significant investment of our financial resources in the development of Opana ER. In the near term, our ability to generate significant revenues will depend primarily on the growth of Opana ER sales by Endo. Opana ER, which was approved by the FDA in June 2006 and launched by Endo in July 2006, may not be accepted by customers in the pharmaceutical market. Opana ER competes with a number of approved drugs manufactured and marketed by major pharmaceutical companies and generic versions of some of these drugs. It may have to compete against new drugs and generic versions of Opana ER that may enter the market in the future.
     The degree of market success of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competitive products;

•	Endo’s ability to educate the medical community about the benefits, safety and efficacy of Opana ER;

•	the effectiveness of Endo’s sales and marketing activities;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the pricing of Opana ER;

•	the level of stocking of Opana ER by wholesalers and retail pharmacies; and

•	the availability of generic versions of Opana ER and the timing of generic competition.
     On October 3, 2007, we received a letter from Impax notifying us of its filing of an ANDA containing a Paragraph IV Patent Certification under 21 U.S.C. § 355(j) for Opana ER. This Paragraph IV Patent Certification notice referred to Penwest’s U.S. Patent No. 7,276,250 which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, Impax announced in a press release that the FDA had rescinded the acceptance of Impax’s ANDA filing. On November 5, 2007, we received a letter from Impax notifying us of additional Paragraph IV Patent Certification relating to our U.S. patent numbers 5,622,933 and 5,958,456, which were recently listed in the Orange Book. We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. If we and Endo are unsuccessful, Opana ER may be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We would expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and our results of operations and financial condition.
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
We are dependent on our collaborators to manufacture and commercialize our products
     We have historically collaborated with partners to facilitate the manufacture and commercialization of our products and product candidates. We continue to depend on our collaborators to manufacture, market and sell our products. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States and on Mylan to market and sell Pfizer’s generic Procardia XL 30 mg.
     We have limited experience in manufacturing, marketing and selling pharmaceutical products. Accordingly, if we cannot maintain our existing collaborations or establish new collaborations with respect to our products, we will have to establish our own capabilities or discontinue commercialization of the affected products. Developing our own capabilities may be expensive and time consuming and could delay the commercialization of the affected products. There can be no assurance that we will be successful in developing these capabilities.
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
     We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include:
•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive to the product on which we are collaborating, which could affect our collaborator’s commitment to our collaboration.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. This could reduce the revenues we receive on the products.

•	Our collaborators may pursue higher priority programs or change the focus of their commercialization programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies re-evaluate their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

•	Disputes may arise between us and our collaborators from time to time regarding contractual or other matters. In 2006, we were engaged in a dispute with Endo with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. In January 2007, we resolved our dispute as part of an amendment to the strategic alliance agreement between us and Endo. Any other such disputes with Endo or other collaborators could be time consuming and expensive, and could impact our anticipated rights under our agreements with those collaborators.
     We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products
     We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products. In the past, we have replied on our collaborators to manufacture, market and sell our products. We intend to develop more drug candidates independently and be responsible for the manufacturing, marketing and selling of these products. Under our collaboration with Edison, we are responsible for pharmaceutical and clinical development, seeking regulatory approvals, manufacturing, and marketing of the products we license from Edison. Accordingly, we will have to continue to develop our own capabilities in these areas.
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
     Opana ER faces, and our products in development will face, competition from products with the same indication. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic version being developed by Impax.
     Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is developing the coenzyme Q analog molecule, idebenone. They are in active clinical development in the diseases of Friedreich’s ataxia, Duchenne muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. Sirtris Pharmaceuticals is targeting the mitochrondrial metabolic pathways and is planning to study the mitochondrial respiratory chain disease MELAS (mitochondrial myopathy, encephalopathy, lactic acidosis and stroke) syndrome. If these companies are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.
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
     We have received Orphan Drug designation for A0001 from the FDA. We plan to file for orphan drug status for A0001 for inherited mitochondrial diseases in the European Union. The FDA and the European Union regulatory authorities grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and fewer than five in 10,000 individuals in the European Union.
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
     Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Obtaining Orphan Drug designation may not provide us with a material commercial advantage.

Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims
     Even if we receive regulatory approval for A0001 or any other drug candidate developed through our collaboration with Edison, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. In addition, we may be required to conduct additional clinical trials, make changes in labeling of our products, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.
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
     Our success depends on our ability to protect our patents and other intellectual property rights
     Our success depends in significant part on our ability to obtain patent protection for our products, both in the United States and in other countries, and our ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Patents may not be issued from any patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents. We have four issued U.S. patents listed in the Orange Book for Opana ER. As the owner of the patents listed in the Orange Book for Opana ER, we may become a party to Hatch-Waxman litigation. We have received letters from Impax notifying us of its filing of an ANDA containing a Paragraph IV Patent Certification under 21 U.S.C. § 355(j) for Opana ER. Impax’s Paragraph IV Patent Certification notices referred to our Orange Book listed patents other than the one that expires in 2008. We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER.

If Impax is able to maintain the original filing date of its ANDA and we and Endo proceed with litigation against Impax, we may not be entitled to a “30-month stay” available under the Hatch-Waxman Act even if we initiate a suit within 45 days of our receipt of Impax’s notice letter. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling could subject Opana ER to generic competition as early as June 2009 when the new dosage form exclusivity expires. We would expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and results of our operations and financial condition.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $16.92 per share and $9.93 per share, respectively, for the nine months ended September 30, 2007. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.

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

PENWEST PHARMACEUTICALS CO.
Date: November 5, 2007	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Collaboration and License Agreement, dated as of July 16, 2007, by and between Edison Pharmaceuticals, Inc. and Penwest Pharmaceuticals Co.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested as to certain portions of this Exhibit; such portions have been omitted and filed separately with the Securities and Exchange Commission.