Form 10-K/A
period 2007-12-31
PENWEST PHARMACEUTICALS CO
filed 2008-04-10
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-23467
PENWEST PHARMACEUTICALS CO.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1513032 (I.R.S. Employer Identification No.)

39 Old Ridgebury Road Suite 11 Danbury, Connecticut (Address of Principal Executive Offices)	06810-5120 (Zip Code)
Registrant’s telephone number, including area code:
(877) 736-9378
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 (Including Associated Preferred Stock Purchase Rights)	The NASDAQ Stock Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 29, 2007 was approximately $287,619,000 based on the last sale price of the Registrant’s Common Stock on the Nasdaq Global Market on June 29, 2007. The number of shares of the Registrant’s Common Stock outstanding as of March 11, 2008 was 31,621,039.

PENWEST PHARMACEUTICALS CO.
EXPLANATORY NOTE
     Penwest Pharmaceuticals Co. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.
Forward Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth in “Part I. Item 1A-Risk Factors” of the Form 10-K. In addition, any forward-looking statements represent our estimates only as of the date this report is filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Board of Directors
     Set forth below are the names of each of our directors, their ages as of April 1, 2008, the year in which they first became a director, their positions and offices with us, their principal occupations and business experience during the past five years and the names of other public companies for which they serve as a director.
DR. CHRISTOPHE BIANCHI
Age: 46
     Dr. Christophe Bianchi has served as one of our directors since June 2007. Dr. Bianchi is currently Executive Vice President, Head of Commercial Operations at Millennium Pharmaceuticals Inc., a position he has held since joining Millennium in 2006. Prior to joining Millennium, Dr. Bianchi served in a variety of positions at Sanofi-Aventis, a pharmaceutical company, including from 2004 to 2006 as the head of the U.S. oncology business unit of Sanofi-Aventis, and from 2001 through 2004 as Vice President of the Internal Medicine and Central Nervous System Business Unit of Sanofi. Dr. Bianchi received an M.D. from the University of Reims-Champagne in France and an M.B.A. from the Wharton School at the University of Pennsylvania. He is also a graduate of Ecole Des Hautes Etudes Commerciales (EDHEC Graduate School of Management) in France.
DR. PETER F. DRAKE
Age: 54
     Dr. Peter F. Drake has served as one of our directors since April 2005. Dr. Drake is currently the Managing General Partner of Mayflower Partners, a healthcare investment fund, a position he has held since 2002. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., following Prudential’s acquisition of Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider and Cortex Pharmaceuticals, Inc., a neuroscience company. He is also a board member of Rodman & Renshaw. Dr. Drake received a B.A. in Biology from Bowdoin College, and a Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College.
PAUL E. FREIMAN
Age: 73
     Paul E. Freiman has served as our Chairman of the Board since February 2005 and served as our Lead Director from 1997 to 2005. Mr. Freiman has served as the Chief Executive Officer and President of Neurobiological Technologies, Inc., a biotechnology company, since May 1997. Mr. Freiman is also a director of Calypte Biomedical Corporation, a developer of in vitro testing solutions, NeoPharm Inc., a biotechnology company, NovaBay Pharmaceuticals, Inc., a pharmaceutical company, and Otsuka America Pharmaceuticals Inc., a pharmaceutical company. He is a graduate of Fordham University with a B.S. in Pharmacy and received an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.
JENNIFER L. GOOD
Age: 43
     Jennifer L. Good has served as one of our directors and as our President and Chief Executive Officer since June 2006. Ms. Good served as our President, Chief Operating Officer and Chief Financial Officer from November 2005 to June 2006, and Chief Financial Officer from February 1997 to November 2005. Ms. Good received a Bachelor of Business Administration degree from Pacific Lutheran University and is a Certified Public Accountant in the state of Washington.

ROBERT J. HENNESSEY
Age: 66
     Robert J. Hennessey has served as one of our directors since October 1997. Mr. Hennessey served as our President and Chief Executive Officer from February 2005 to November 2005. Mr. Hennessey served as President and Chief Executive Officer of Genome Therapeutics Corporation, a biotechnology company, from March 1993 until his retirement in November 2000, and served as its Chairman of the Board until March 2003. Mr. Hennessey is a director of Oscient Pharmaceuticals Corporation (formerly known as Genome Therapeutics). Mr. Hennessey received an A.B. in Liberal Arts and an M.A. in Political Science from the University of Connecticut.
DR. DAVID P. MEEKER
Age: 53
     David Meeker has served as one of our directors since January 2007. Since March 2003, Dr. Meeker has served as President of the LSD (Lysosomal Storage Diseases) Therapeutics business unit of Genzyme Corporation, a pharmaceutical company. Dr. Meeker has served in various roles at Genzyme Corporation since 1994, including Senior Vice President, Therapeutics Europe from May 2000 to March 2003 and Senior Vice President, Medical Affairs from June 1998 to May 2000. Dr. Meeker is a Fellow at the American College of Physicians and the American College of Chest Physicians. He attended Dartmouth College and received an M.D. from The University of Vermont.
W. JAMES O’SHEA
Age: 58
     W. James O’Shea has served as one of our directors since June 2007. Mr. O’Shea served as Vice Chairman at Sepracor Inc., a pharmaceutical company, from March 2007 to September 2007. From October 1999 to March 2007, Mr. O’Shea served as President and Chief Operating Officer of Sepracor. Mr. O’Shea currently sits on the boards of CollaGenex Pharmaceuticals, Inc., Surface Logix, Inc. and CombinatoRx, Inc., each a biotech company. Mr. O’Shea is also on the Product Advisory Board of Concert Pharmaceuticals, Inc. Mr. O’Shea is a graduate of Liverpool Lord Byron University, where he received an Honors Degree in Applied Physics from the Institute of Physics.
DR. JOHN N. STANIFORTH
Age: 54
     Dr. John N. Staniforth has served as one of our directors since December 1998. Since November 2006, Dr. Staniforth has served as the Chief Scientific Officer of PharmaKodex Ltd., a specialty pharmaceuticals company in the United Kingdom. Dr. Staniforth served as Chief Scientific Officer of Vectura Group plc, a biosciences company in the United Kingdom from August 1999 to November 2006. Dr. Staniforth is a director of PharmaKodex Ltd. and Halation Ltd. Dr. Staniforth received a BSc in pharmacy from Aston University, Birmingham and a Ph.D. in pharmaceutics from Aston University.
ANNE M. VANLENT
Age: 60
     Anne M. VanLent has served as one of our directors since December 1998. Ms. VanLent has served as Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a specialty pharmaceutical company in the field of dermatology, since May 2002. Prior to joining Barrier, Ms. VanLent served as a principal of The Technology Compass Group, LLC, a healthcare/technology consulting firm, which she founded in October 2001. From mid-1997 to October 2001, Ms. VanLent served as Executive Vice President, Portfolio Management of Sarnoff Corporation, a privately-held research and development company that creates and commercializes electronic, biomedical and information technologies. Ms. VanLent currently serves as a director and chair of the audit committee of Integra LifeSciences Holdings Corporation, a medical technology company. Ms. VanLent received a B.A. in Physics from Mount Holyoke College.

Audit Committee
     The Audit Committee is currently comprised of Ms. VanLent and Drs. Drake and Meeker. Our board of directors has determined that all of the audit committee members are independent as defined under the rules of The NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.
     Our board of directors has also determined that Anne M. VanLent qualifies as an audit committee financial expert. In deciding whether members of our audit committee qualify as financial experts within the meaning of the SEC regulations and the NASDAQ listing standards, our board considered the nature and scope of experiences and responsibilities members of our audit committee have previously had with reporting companies. Ms. VanLent, like all members of our audit committee, is an independent director.
Code of Business Conduct and Ethics
     We have adopted a code of business conduct and ethics applicable to all of our directors and employees. The code of business conduct and ethics is available on our website, www.penwest.com, and is available without charge upon request to Corporate Secretary, Penwest Pharmaceuticals Co., 39 Old Ridgebury Road, Suite 11, Danbury, Connecticut 06810, telephone (877) 736-9378.
     Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website. To date, no such waivers have been requested or granted.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that the reporting persons complied with all Section 16(a) filing requirements during 2007.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee reviews and approves annually all compensation decisions relating to our named executive officers.
Objectives and Philosophy of Our Executive Compensation Program
     The primary objectives of the compensation committee with respect to executive compensation are to:
•	attract, retain and motivate the best possible executive talent;

•	ensure executive compensation is aligned with our corporate strategies and business objectives, including our short-term operating goals and longer-term strategic objectives;

•	promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of shareholder value.
     To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation at levels the committee believes are competitive with those of other companies in our industry and our region that compete with us for executive talent. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals of ours such as new product development initiatives, clinical trial and regulatory progress, intellectual property portfolio development, establishment and maintenance of key strategic relationships and exploration of business development opportunities, as well as our financial and operational performance as measured by adherence to operating budgets approved by the board of directors. We also seek to use our executive compensation program to retain our executives by granting them options and allowing them to participate in the longer term success of our company as reflected in stock price appreciation, thus aligning their interests with those of our shareholders.
     In making compensation decisions, the compensation committee compares our executive compensation against that paid by companies that the compensation committee believes are similarly situated in our industry. In selecting these companies, the committee considers size-based market capitalization, number of employees, revenues and growth profiles of other companies. In 2007, the committee reviewed the Radford Biotechnology Compensation Survey in determining executive compensation. The committee identified a group of companies from this survey based upon the number of employees that fell within a range (50-149 employees) similar to our company. In addition, the compensation committee reviewed surveys of industry and national trends in executive compensation. The committee did not use any outside compensation consultants in 2007.
     In making compensation decisions, compensation committee generally targets base salary for executives towards the 50th percentile of the companies surveyed. Specifically, the committee intends that if an executive achieves the individual and company performance goals determined by the committee, then the officer should have the opportunity to receive base salary that is competitive with our peer group and industry norms. The committee, however, may vary this general target with respect to executives based on the experience, performance levels of an executive, as well as changes in duties and responsibilities.
Components of our Executive Compensation Program
     The primary elements of our executive compensation program are:
•	base salary;

•	annual cash incentive bonuses;

•	stock option awards;

•	change of control benefits; and

•	health and life insurance and other employee benefits.
     We have not had any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the compensation committee, after reviewing industry information, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.
Base Salary
     Base salaries are reviewed annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries also may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives, promoting our core values and demonstrating leadership abilities. Additionally, the compensation committee adjusts base salaries as warranted throughout the year for promotions, other changes in the scope or breadth of an executive’s role or responsibility, or other market changes.
     The committee uses base salary to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. When establishing base salaries for 2007, the compensation committee considered the compensation data in the Radford survey, as well as a variety of other factors, including the seniority of the individual, the level of the individual’s responsibility and performance, the ability to replace the individual, the base salary of the individual at his or her prior employment, if applicable, and the number of well qualified candidates able or available to assume the individual’s role. In comparing base salaries to the peer group, the committee sought to establish executive base salaries targeted at the 50th percentile of salaries for executives in similar positions at companies in the Radford survey.
     The compensation committee approved the following salaries effective March 1, 2007 for our named executive officers on February 15, 2007. These salaries were not adjusted in 2007:

Base Salary
Executive Officer(1)	for 2007
Jennifer L. Good,	$375,000
President and Chief Executive Officer
Benjamin L. Palleiko,	$292,000
Senior Vice President, Corporate Development and Chief Financial Officer
Thomas R. Sciascia, M.D.,	$300,000
Senior Vice President Clinical and Regulatory Affairs and Chief Medical Officer
Anand R. Baichwal, Ph.D.,	$240,000
Senior Vice President, Licensing and Chief Scientific Officer

(1)	These were our named executive officers and their titles as of February 15, 2007.
     In establishing these salaries, the committee generally considered the market survey data and the committee’s evaluation of each officer’s performance in 2006. Ms. Good’s base salary for 2007 was increased 4.2% from her 2006 base salary, which was established in June 2006 with her promotion to President & Chief Executive Officer. Dr. Baichwal’s base salary was increased 6.7% from his 2006 base salary. Dr. Sciascia’s base salary for 2007 was increased 5.3% from his 2006 base salary. The increase in each such officer’s base salary was made to recognize such officer’s performance and in order to provide a base salary commensurate with the committee’s target at the 50th percentile of salaries for executives in similar positions at companies in the Radford survey. Mr. Palleiko’s base salary was increased 2.5% to recognize his performance but the increase was prorated due to the fact he joined the company in June 2006. On May 2, 2007, we hired Amale Hawi, Ph.D. to the position of Senior Vice President, Pharmaceutical Development. Dr. Hawi’s annual base salary was established at $275,000, which the committee determined was warranted based on the level of salary we determined was required for Dr. Hawi to accept our offer of employment, the level of salaries of our other executive officers and survey data for senior research and development executives of similar companies in the same industry.
Annual Cash Incentive Bonus Plan
     We have an annual cash incentive bonus plan for our named executive officers. The annual cash incentive bonus plan is intended to motivate our named executive officers to work toward the achievement of company strategic, operational and financial targets and individual performance objectives, and to reward our named executive officers when their efforts result in success for us. Bonus targets under the annual cash incentive bonus plan are calculated as a percentage of the applicable named executive officer’s base salary, with targets corresponding to the rank of the executive. The percentages are currently targeted at 40% of current annual base salary for Ms. Good and 30% for each of the other named executive officers. Under the plan, achieving the corporate targets is given 75% weight in determining the total cash incentive bonus and achieving the individual objectives is given 25% weight, with the exception of Ms. Good, whose bonus is determined based entirely upon the achievement of corporate objectives.
     Our corporate targets generally conform to certain operational goals, such as advancing development programs and obtaining adequate corporate funding. In the first quarter of each year, management develops and proposes to the committee challenging goals that it believes can be reasonably achieved over the next year. The compensation committee works with our chief executive officer to approve these corporate targets, the weighting of various goals for the corporate targets and the formula for determining potential bonus amounts based on achievement of these goals. Each corporate target is given a particular percentage weighting, which when taken together, comprise 75% of the targeted cash incentive bonus.
     After the end of a fiscal year, the compensation committee reviews the corporate goals for the previous year and determines whether such goals were achieved and the level of achievements. Our corporate goals for 2007 included advancing the development of our product candidates then in development, increasing our access to other drug delivery technologies, expanding the portfolio to include new chemical entities and enhancing our financial resources.
     Individual objectives are tied to the particular area of expertise of an executive officer and his or her performance in attaining those objectives relative to external forces, internal resources utilized and overall individual effort. Whether an executive officer has achieved his or her individual performance objectives is determined by the chief executive officer and is reviewed with the compensation committee.
     Despite the committee’s belief that the executives achieved a significant portion of the corporate and individual goals for 2007, the committee felt constrained in awarding significant cash bonuses to executives, given the limitations of our capital resources. As a result, the committee awarded to all executives cash bonuses of 10% of their base salary, except for Ms. Good who was awarded 12% of her base salary. Ms. Good’s 12% bonus reflected the fact that her target bonus percentage is 40% as compared to 30%, the target bonus percentage for our other named executives. The 2007 target bonuses and general bonus payment are as follows:

		2007 Annual
	2007 Bonus	Cash Bonus
Named Executive Officer	Targets	Payments
Jennifer L. Good	$150,000	$45,000
President and Chief Executive Officer
Benjamin L. Palleiko	$87,600	$29,200
Senior Vice President, Corporate Development and Chief Financial Officer
Thomas R. Sciascia, M.D.	$90,000	$30,000
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Anand R. Baichwal, Ph.D.	$72,000	$24,000
Senior Vice President, Licensing and Chief Scientific Officer
Amale Hawi, Ph.D.	$82,500 (1)	$18,425 (2)
Senior Vice President, Pharmaceutical Development

(1)	We hired Dr. Hawi on May 2, 2007. Her target bonus for 2007 was established at $82,500, which was 30% of Dr. Hawi’s 2007 base salary as established by the committee.

(2)	Prorated to reflect Dr. Hawi’s May 2, 2007 starting date.
Stock Option Awards
     Our equity award program is our primary vehicle for offering long-term incentives to our executives. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, the vesting feature of our equity grants is intended to further our goal of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. In determining the size of equity grants to our executives, our compensation committee considers comparative share ownership to executives in the Radford survey, our company-level performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management.
     We typically make an initial equity award of stock options to new executives, annual option grants as part of the overall compensation program and other option grants in connection with promotions during the year. All grants of options to our executives are approved by the compensation committee.
     Our equity awards to our executives have taken the form of stock options. The compensation committee reviews all components of the executive’s compensation when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives. As with the other forms of executive compensation, we intend that the share numbers of these awards will be set near the 50th percentile for companies in the Radford survey.
     Typically, the stock options we grant to our executives have ten-year option terms and vest in four equal annual installments. Prior to February 1, 2007, we set the exercise price of our stock options to equal the average of the high and low trading prices of our common stock on the grant date. Since February 1, 2007, we have set the exercise price of all stock options to equal the closing price of our common stock on the day of the grant. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. The stock option agreements with our executive officers provide that the stock options will become immediately exercisable in full if there is a change in control of the company, upon death or disability, or upon retirement in accordance with our normal retirement policy. Except in the case of termination for cause, exercise rights cease twelve months after the date of termination or death or disability.
     We do not have any equity ownership guidelines for our executives.
     Equity awards to our executives are typically granted annually in conjunction with the review of their individual performance. This review generally takes place at a meeting of the compensation committee held in the first quarter of each year. We do not plan to make these annual grants of stock options at a time when we are aware of material non-public information. In 2007, we granted annual options after the release of our 2006 financial results.
     On February 15, 2007, the compensation committee granted to our executive officers the following equity awards:

Number of Shares
Subject to Stock
Executive Officer(1)	Options Granted
Jennifer L. Good,	65,000
President and Chief Executive Officer
Benjamin L. Palleiko,	30,000
Senior Vice President Corporate Development and Chief Financial Officer
Thomas R. Sciascia, M.D.	45,000
Senior Vice President Clinical and Regulatory Affairs and Chief Medical Officer
Anand R. Baichwal, Ph.D.,	30,000
Senior Vice President, Licensing and Chief Scientific Officer

(1)	These were our named executive officers and their titles as of February 15, 2007.

     In granting these awards, the committee referred to the data in the Radford survey and determined that these awards were within the desired range with regard to the number of shares underlying the options granted to each executive. In the case of Mr. Palleiko, the committee prorated his award due to the fact that he joined us in June 2006.
     On May 2, 2007, we hired Dr. Amale Hawi as Senior Vice President, Pharmaceutical Development. We granted her, on the first day of her employment, options to purchase 100,000 shares of our common stock at $12.09 per share, vesting annually in four equal installments. The committee determined that this grant size was reasonable in comparison to positions of similar scope to Dr. Hawi and would be required by her in order to accept our offer of employment. Dr. Hawi’s annual base salary was established at $275,000, which the committee determined was warranted based on the level of salary we determined was required for Dr. Hawi to accept our offer of employment, the level of salaries of our other executive officers and survey data from our peer group for senior research and development executives.
Severance/Change of Control Benefits
     We enter into executive retention agreements with each of our executive officers. Pursuant to the executive retention agreements and our stock option agreements under our stock incentive plans, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances. We have provided more detailed information about these agreements and benefits, along with estimates of their value under various circumstances, under the caption “Potential Payments Upon Termination or Change of Control” below.
     In 2005, the committee first decided to provide these benefits to our management after reviewing the practices of companies represented in the Radford survey. The committee believed that these benefits would provide management with the appropriate incentives to act in the best interest of the shareholders, as well as help us attract and retain the necessary executive talent for growing our business. We believe that our change of control benefits are generally in-line with packages offered to executives of similar companies. These agreements expire at the end of 2008, at which time the committee will evaluate whether to extend these agreements, modify the terms of these agreements or permit these agreements to expire.
     We have structured our executive retention agreements to provide “double trigger” benefits. In other words, the change of control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated by us other than for cause, death or disability, or by the executive for good reason during a specified period after the change of control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change of control in which they believe they may lose their jobs. Our stock option agreements, however, do provide for full acceleration of vesting upon a change of control.
Benefits and Other Compensation
     We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We contribute $0.75 for every dollar of employee contributions to the 401(k) plan, up to 6% of the employee’s eligible pay.
     We limit the perquisites that we make available to our named executive officers. Our named executive officers are entitled to few benefits that are not otherwise available to all of our employees. For example, we do not provide pension arrangements, post-retirement health coverage or similar benefits to our named executive officers or our employees. Similarly, our health and insurance plans are the same for all employees.

     In 2007, Ms. Good received a monthly allowance of $1,000 of reimbursement for her vehicle. We also paid the hotel and living expenses of Mr. Palleiko and Dr. Sciascia for those nights that they stayed in Danbury, Connecticut.
Tax Considerations
     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
Executive Compensation
Summary Compensation
     The following table contains information about the compensation of each of our named executive officers for the years ended December 31, 2006 and December 31, 2007.
Summary Compensation Table

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
		Salary		Awards	Awards	Compensation	Compensation	Compensation		Total
Name and Principal Position	Year	($)	Bonus	($)	($)(1)	($)(2)	Earnings	($)		($)
Jennifer L. Good (3)	2007	$369,339	$45,000	—	$458,702	$—	—	$23,700	(4)	$896,741
President and Chief Executive Officer	2006	342,012	—	—	762,386	100,000	—	25,236		1,229,634

Benjamin L. Palleiko	2007	287,878	29,200	—	699,549	—	—	17,478	(5)	1,034,105
Senior Vice President, Corporate Development and Chief Financial Officer	2006	141,680	—	—	439,425	68,400	—	63,790		713,295

Thomas R. Sciascia, M.D.	2007	294,652	30,000	—	301,451	—	—	17,773	(6)	643,876
Senior Vice President Clinical and Regulatory Affairs and Chief Medical Officer	2006	279,262		—	294,288	85,500	—	16,691		675,741

Anand R. Baichwal, Ph.D.	2007	234,652	24,000	—	221,658	—	—	11,700	(7)	492,010
Senior Vice President, Licensing and Chief Scientific Officer	2006	218,860	—	—	217,952	54,000	—	11,318		502,130

Amale Hawi, Ph.D.	2007	172,404	—	—	237,706	18,425	—	4,011	(8)	432,546
Senior Vice President, Pharmaceutical Development	2006	—	—	—	—	—	—	—		—

(1)	Represents the amount of compensation cost that we recognized for financial statement reporting purposes for fiscal years 2006 and 2007, as applicable, with respect to option awards granted in fiscal years 2006 and 2007, as computed in accordance with SFAS No. 123R. In accordance with SFAS No. 123R, the fair value of each stock option is determined on the date of grant using the Black-Scholes option pricing model. This value is then expensed over the vesting period using the accelerated attribution method. The amounts disregard the estimate of forfeitures related to service-based vesting conditions. See Note 9 of the financial statements in the Form 10-K regarding assumptions we made in determining the FAS 123R value of equity awards.

(2)	The amounts in this column reflect payments made under the Executive Officer Bonus Program described in

“Compensation and Discussion Analysis” and filed as Exhibit 10.29 to our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

(3)	Ms. Good is also a member of our board of directors but does not receive any additional compensation in her capacity as a director.

(4)	Consists of:

• $12,000 in an automobile allowance;

• $10,125 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Ms. Good for supplemental life and disability insurance plans.

(5)	Consists of:

• $5,778 in hotel and living expense reimbursements for those nights Mr. Palleiko stayed in Danbury, CT.

• $10,125 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Mr. Palleiko for supplemental life and disability insurance plans.

(6)	Consists of:

• $6,073 in hotel and living expense reimbursements for those nights Dr. Sciascia stayed in Danbury, CT.

• $10,125 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Dr. Sciascia for supplemental life and disability insurance plans.

(7)	Consists of:

• $10,125 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Dr. Baichwal for supplemental life and disability insurance plans.

• Payments made under the Royalty Termination Agreement are not included in the Summary Compensation Table. Details of the transaction are discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

(8)	Consists of:

• $2,856 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,155 in premiums paid on behalf of Dr. Hawi for supplemental life and disability insurance plans.
Employment Letter Arrangements
     On June 19, 2006, we entered into an offer letter with Benjamin L. Palleiko under which Mr. Palleiko agreed to serve as our Senior Vice President, Corporate Development and Chief Financial Officer. Under the terms of the offer letter, we agreed to pay Mr. Palleiko a starting base salary of $285,000 per year and a cash bonus under our executive officer bonus program of up to 30% of his annual base salary based upon the achievement of agreed upon individual and company performance goals, and to grant Mr. Palleiko non-qualified stock options under our 2005 Stock Incentive Plan to purchase 150,000 shares of our common stock at an exercise price equal to $17.15, the average of the high and low trading price of our common stock on June 19, 2006. Mr. Palleiko’s stock options vest in four equal annual installments commencing on June 19, 2007, subject to acceleration upon the occurrence of a change in control of our company.
     On May 2, 2007, we entered into an offer letter with Dr. Amale Hawi under which Dr. Hawi agreed to serve as our Senior Vice President, Pharmaceutical Development. Under the terms of the offer letter, we agreed to pay Dr.Hawi a starting base salary of $275,000 per year and a cash bonus under our executive officer bonus program of up to 30% of her annual base salary based upon the achievement of agreed upon individual and company performance goals, and to grant Dr. Hawi non-qualified stock options under our 2005 Stock Incentive Plan to purchase

100,000 shares of our common stock at an exercise price equal to $12.09, the closing price of our common stock on May 2, 2007. Dr. Hawi’s stock options vest in four equal annual installments commencing on May 2, 2008, subject to acceleration upon the occurrence of a change in control of our company.
     We enter into executive retention agreements with each of our executive officers. A form of the agreement was filed as Exhibit 10.28 to our Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006. A description of the executive retention agreements entered into with each named executive officer is included under “Potential Payments Upon Termination or Change-in-Control” below.
Grants of Plan-Based Awards
     The following table summarizes information regarding options granted to each of the named executive officers during the year ended December 31, 2007.
2007 Grants of Plan-Based Awards

					All Other
					Option
					Awards:		Grant
					Number of	Exercise or	Date
		Estimated Possible Payouts Under			Securities	Base Price	Fair
		Non-Equity Incentive Plan Awards(1)			Underlying	of Option	Value of
	Grant	Threshold	Target	Maximum	Options	Awards	Option
Name	Date	($)	($)	($)	(2)	($/Sh)(3)	Awards
Jennifer L. Good	3/01/07	—	—	—	65,000	$13.02	$453,050
			$150,000

Benjamin L. Palleiko	3/01/07	—	—	—	30,000	13.02	209,100
			87,600

Thomas R. Sciascia, M.D.	3/01/07	—	—	—	45,000	13.02	313,650
			90,000

Anand R. Baichwal, Ph.D.	3/01/07	—	—	—	30,000	13.02	209,100
			72,000

Amale Hawi, Ph.D.	5/02/07	—	—	—	100,000	12.09	684,000
			82,500 (4)

(1)	This reflects the targets set for 2007 under the Executive Officer Bonus Program, which is described in Exhibit 10.29 to our annual report on Form 10-K for the year ended December 31, 2006. See “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Annual Cash Incentive Bonus Plan” above for a description of this plan. The bonuses for 2007 were not paid under this program. Details of 2007 cash bonus payments are discussed under “Annual Cash Incentive Bonus Plan.”

(2)	Options granted in 2007 to the named executive officers become exercisable in four equal annual installments, commencing one year after the vesting commencement date, which is typically the grant date.

(3)	The exercise price of the stock option awards is equal to the closing price of our common stock on the grant date as reported by the NASDAQ Global Market.

(4)	Target bonus on an annual basis. Actual payout was pro-rated to reflect Dr. Hawi’s May 2, 2007 starting date.
Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes information regarding unexercised stock options held by the named executed officers as of December 31, 2007.

2007 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option
	Options		Options		Exercise	Option
	(#)		(#)		Price	Expiration
Name	Exercisable		Unexercisable		($)	Date
Jennifer L. Good	110,000		—		$6.75	9/05/2008
	22,000		—		12.75	2/02/2010
	32,000		—		12.00	3/01/2011
	32,000		—		19.13	2/14/2012
	50,000		—		9.90	2/20/2013
	37,500		12,500	(1)	16.39	2/12/2014
	22,500	(2)	22,500	(2)	10.35	2/17/2015
	50,000		—		16.14	11/23/2015
	12,500	(3)	37,500	(3)	22.67	2/09/2016
	—		65,000	(4)	13.02	3/01/2017
Benjamin L. Palleiko	37,500	(5)	112,500	(5)	17.15	6/19/2016
	—		30,000	(4)	13.02	3/01/2017
Thomas R. Sciascia, M.D.	75,000		—		13.00	3/06/2011
	25,000		—		19.13	2/14/2012
	36,000		—		9.90	2/20/2013
	22,500		7,500	(1)	16.39	2/12/2014
	17,500	(2)	17,500	(2)	10.35	2/17/2015
	7,500	(3)	22,500	(3)	22.67	2/09/2016
	—		45,000	(4)	13.02	3/01/2017
Anand R. Baichwal, Ph.D.	100,000		—		6.75	9/05/2008
	15,000		—		12.75	2/02/2010
	20,000		—		12.00	3/01/2011
	20,000		—		19.13	2/14/2012
	20,000		—		9.90	2/20/2013
	10,000	(2)	10,000	(2)	10.35	2/17/2015
	7,500	(3)	22,500	(3)	22.67	2/09/2016
	—		30,000	(4)	13.02	3/01/2017
Amale Hawi, Ph.D.	—		100,000	(6)	12.09	5/02/2017

(1)	These options vested on February 11, 2008.

(2)	These options vest in four equal annual installments with the first installment on February 16, 2006.

(3)	These options vest in four equal annual installments with the first installment vesting on February 9, 2007.

(4)	These options vest in four equal installments with the first installment vesting on March 1, 2008.

(5)	These options vest in four equal installments with the first installment vesting on June 19, 2007.

(6)	These options vest in four equal installments with the first installment vesting on May 2, 2008.

Option Exercises and Stock Vested
     None of the named executive officers exercised any vested options in 2007. We do not have a policy of granting our named executive officers restricted or non-restricted shares of our common stock. We did not grant to any named executive officers any awards of common stock in 2007.
Potential Payments Upon Termination or Change-in-Control
     On December 6, 2005, we entered into executive retention agreements with Ms. Good, and Drs. Sciascia and Baichwal. On June 19, 2006, we entered into an executive retention agreement with Mr. Palleiko. On May 2, 2007, we entered into an executive retention agreement with Dr. Hawi. The retention agreements provide that if within twelve months following a change in control of our company, the executive’s employment is terminated by us other than for cause, death or disability, or by the executive for good reason, as such terms are defined in the retention agreements:
•	we will continue to pay to the executive his or her base salary for a period, which we refer to as the payment period, that is equal in length to twelve months, plus two weeks for each full year during which the executive was employed by us or our predecessors;

•	we will, during the payment period, continue to provide benefits to the executive and his or her family at least equal to those that would have been provided had the executive’s employment not been terminated; provided that our obligation to provide these benefits will terminate when and if the executive subsequently receives the same type of benefits from a new employer;

•	on or before January 15 of the calendar year following the calendar year during which the executive’s employment is terminated, we will make an additional cash payment to the executive equal to the executive’s target bonus for the calendar year in which the change in control occurs, as established in writing by our board of directors; and

•	the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by us.
     The retention agreements terminate if a change in control of our company does not occur prior to December 31, 2008.
     The following table shows payments and benefits potentially payable to each of our named executive officers if he or she were to be terminated other than for cause, death or disability, or resigns for good reason following a change in control of our company. The amounts shown assume that such termination was effective as of December 31, 2007, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executive upon his or her termination.

				Acceleration of
			Continuing	Stock
Name	Base Salary	Bonus	Benefits	Options(1)
Jennifer L. Good	$576,923	$150,000	$30,632	$—
Benjamin L. Palleiko	303,231	87,600	20,677	—
Thomas R. Sciascia, M.D.	369,231	90,000	24,506	—
Anand R. Baichwal, Ph.D.	424,615	72,000	34,948	—
Amale Hawi, Ph.D.	275,000	82,500	1,155	—

(1)	This amount would be determined by multiplying the number of option shares that would accelerate, assuming a December 31, 2007 employment termination by the excess of $5.85 over the exercise price of the option. $5.85 is the closing price of our common stock on the NASDAQ Global Market on December 31, 2007, the last day of trading in fiscal year 2007. As of December 31, 2007, all exercisable stock options had an exercise price above $5.85.

Compensation of Directors
     Under our director compensation program, non-employee directors receive annual fees, meeting fees and equity compensation as follows:
Annual Fees
     Each non-employee director receives:

Annual retainer as a director	$20,000
Additional annual retainer for chairman of the board	15,000
Additional annual retainer for audit committee chair	15,000
Additional annual retainer for other audit committee members	5,000
Additional annual retainer for other board committee chairs	10,000
Additional annual retainer for other board committee members	3,000
     We pay these annual retainers in quarterly installments on the first business day of each calendar quarter. Directors may elect to receive these fees in cash, shares of our common stock, or a combination of both. Prior to February 1, 2007, the number of shares of common stock issued in lieu of cash fees was determined by dividing the fees to be paid in stock by the average of the high and low trading price of our common stock on the date the fees are otherwise due. Since February 1, 2007, we have determined the number of shares by dividing the fees to be paid in stock by the closing price of our common stock on the date the fees are otherwise due. In 2007, we granted an aggregate of 8,694 shares of common stock related to annual fees and meeting fees, as described below, to our non-employee directors pursuant to directors’ elections at a weighted average of $11.79 per share.
Meeting Fees
     We also pay to non-employee directors, in cash or shares of our common stock pursuant to directors’ elections, fees of $1,500 for each board meeting attended in person and fees of between $500 and $1,000 for each board meeting attended telephonically. Prior to February 1, 2007, the number of shares of common stock issued in lieu of cash fees was determined by dividing the fees to be paid in stock by the average of the high and low trading price of our common stock on the date of the fees are otherwise due. Since February 1, 2007, we have determined the number of shares was determined by dividing the fees to be paid in stock by the closing price of our common stock on the date the fees are otherwise due.
Equity Compensation
     On the first business day of each calendar year, we issue to each non-employee director either options to purchase 12,000 shares of our common stock or a grant of 6,000 shares of restricted common stock, as elected by each director. Prior to February 1, 2007, the exercise price of these options equaled the average of the high and low trading price of our common stock on the date of grant. Since February 1, 2007, the exercise price of these options equals the closing price of our common stock on the grant date. Options granted pursuant to this program vest on the first anniversary of the date of grant. Restricted common stocks granted pursuant to this program are granted without requiring payment of additional consideration by the directors and vest on the first anniversary of the grant date. The vesting of options and of the restricted common stock is subject to acceleration in full upon a change in control of our company.
     In addition, upon the date of the initial election of a non-employee director to our board, we grant such non-employee director 20,000 shares of restricted common stock and grant an additional 12,000 shares of restricted common stock every four years thereafter. These shares vest in four equal annual installments commencing upon the first anniversary of the date of the grant. The vesting of the restricted common stock is subject to acceleration in full upon a change in control of our company.

Expense Reimbursement
     We reimburse our non-employee directors for all reasonable expenses incurred in attending meetings of the board of directors and committees of the board.
2007 Director Compensation

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name (1)	($)(2)	($)(3)	($)(3)	($)
Christophe Bianchi, M.D.	$13,000	$73,575	$—	$86,575
Peter F. Drake, Ph.D.	33,987	146,264	—	180,251
Paul E. Freiman	55,504	180,811	—	236,315
Robert J. Hennessey	32,507	180,811	—	213,318
David P. Meeker, M.D.	35,000	171,458	—	206,458
W. James O’Shea	11,502	75,664	—	87,166
John N. Staniforth, Ph.D.(4)	27,514	180,811	—	208,325
Anne M. VanLent	45,500	82,051	105,720	233,271

(1)	Jennifer L. Good, one of our directors, is also our President and Chief Executive Officer and a named executive officer. Ms. Good does not receive any additional compensation as a director. See “Summary Compensation Table” in “Item 11. Executive Compensation” for disclosure relating to her compensation.

(2)	Includes fees that were paid in shares of common stock in lieu of cash at the directors’ elections:
•	Dr. Drake received 2,306 shares of common stock in lieu of $27,987 of cash fees;

•	Mr. Freiman received 972 shares of common stock in lieu of $10,504 of cash fees;

•	Mr. Hennessey received 2,797 shares of common stock in lieu of $32,507 of cash fees;

•	Mr. O’Shea received 970 shares of common stock in lieu of $11,502 of cash fees;

•	Dr. Staniforth received 1,649 shares of common stock in lieu of $20,014 of cash fees.

(3)	Represents the amount of compensation cost that we recognized for financial statement reporting purposes for fiscal year 2007 with respect to restricted stock and option awards granted in fiscal year 2007 and previous fiscal years, as computed in accordance with SFAS No. 123R. The amounts disregard the estimate of forfeitures related to service-based vesting conditions. See Note 9 of the financial statements in our Form 10-K regarding assumptions we made in determining the SFAS No. 123R fair values of equity awards. The following table shows the grant date fair values of stock grants awarded to our non-employee directors during 2007 as determined in accordance with SFAS No. 123R, the aggregate number of unvested stock awards held by each of our non-employee directors as of December 31, 2007, the grant date fair values of option awards made to our non-employee directors during 2007 as determined in accordance with SFAS No. 123R and the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2007.

		Aggregate
		Number of	Grant Date Fair
	Grant Date Fair	Unvested Stock	Value of 2007	Aggregate Number
	Value of 2007 Stock	Awards as of	Option	of Option Awards
Name	Awards	12/31/07	Awards	as of 12/31/07
Christophe Bianchi, M.D.	$260,800	20,000	$—	—
Peter F. Drake, Ph.D.	98,760	16,000	—	—
Paul E. Freiman	277,080	18,000	—	70,123
Robert J. Hennessey	277,080	18,000	—	63,567
David P. Meeker, M.D.	329,200	20,000	—	—
W. James O’Shea,	268,200	20,000	—	—
John N. Staniforth, Ph.D.	277,080	18,000	—	91,095
Anne M. VanLent	178,320	12,000	105,720	83,871

(4)	Payments made under the Royalty Termination Agreement are not included in the table. Details of the transaction are disclosed under “Item 13. Certain Relationships and Related Transactions and Director Independence”.

Compensation Committee Interlocks and Insider Participation
     During fiscal 2007 and until our 2007 annual meeting of shareholders in June 2007, Mr. Rolf Henel, Mr. Hennessey, Mr. Freiman and Dr. Drake served as members of the compensation committee. Mr. O’Shea was elected to serve as a member of the compensation committee in December 2007. Mr. Henel did not stand for reelection to our board of directors at our 2007 annual meeting of shareholders. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and set forth below under “Item 11 - Executive Compensation”. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
By the Compensation Committee of
the Board of Directors
of Penwest Pharmaceuticals Co.
Robert J. Hennessey, Chair
Peter F. Drake
Paul E. Freiman
W. James O’Shea

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table presents information we know regarding the beneficial ownership of our common stock as of March 11, 2008 for each person, entity or group of affiliated persons whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and named executive officers, individually, and our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options and/or warrants to purchase shares of common stock that are exercisable within 60 days of March 11, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 31,621,039 shares of common stock outstanding as of March 11, 2008.
     Unless otherwise indicated in the footnotes, the address of each of the individuals named below is: c/o Penwest Pharmaceuticals Co., 39 Old Ridgebury Road, Suite 11, Danbury, Connecticut 06810.

	Amount and Nature of Beneficial
	Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage
5% Shareholders
Perceptive Advisors and Related Parties 499 Park Avenue, 25th Floor New York, NY 10022	6,138,408	(1)	18.9%
Galleon Management, L.P. 590 Madison Avenue, 34th Floor New York, NY 10022	3,117,866	(2)	9.9%
Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403-1906	2,727,485	(3)	8.6%
D.E. Shaw & Co., L.P. 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036	2,264,188	(4)	7.2%
Quogue Capital LLC 1285 Avenue of the Americas, 35th Floor New York, NY 10019	2,275,000	(5)	7.1%
Directors:
Christophe Bianchi, M.D.	26,000		*
Peter F. Drake, Ph.D.	45,058		*
Paul E. Freiman	101,628	(6)	*
Jennifer L. Good	426,867	(7)	1.3%
Robert J. Hennessey	124,369	(8)	*
David P. Meeker, M.D.	26,000		*
W. James O’Shea	28,376		*
John N. Staniforth, Ph.D.	162,494	(9)	*
Anne M. VanLent	135,183	(10)	*
Other Named Executive Officers:
Anand R. Baichwal, Ph.D.	235,430	(11)	*
Amale Hawi, Ph.D.	25,000	(12)	*
Benjamin L. Palleiko	47,500	(13)	*
Thomas R. Sciascia, M.D.	223,404	(14)	*

All executive officers and directors as a group (15 persons)	1,669,122		5.1%

*	Represents beneficial ownership of less than 1%.

(1)	The foregoing information is based on a Form 4 filed with the SEC on March 20, 2008 by Joseph Edelman, Scott Bradley, Perceptive Life Sciences Master Fund Ltd. (“Perceptive Master Fund”), and Perceptive Advisors LLC (“Perceptive Advisors”). Perceptive Master Fund reports holding 5,032,546 shares. Mr. Edelman is the managing member of Perceptive Advisors, which in turn is the investment manager of Perceptive Master Fund. Mr. Edelman and Mr. Bradley report sharing voting and dispositive power over 54,500 of such shares. Mr. Edelman reports having sole voting and dispositive power over the remainder of such shares. Each of Mr. Edelman, Mr. Bradley and Perceptive Advisors and Related Parties disclaims beneficial ownership of such shares, except to the extent of his or its indirect pecuniary interest therein. Additionally, Mr. Edleman reports having sole voting and dispositive power over 180,862 shares held by First New York Trading, LLC. The number of shares also include warrants exercisable for 925,000 shares.

(2)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008. Galleon Management, L.P. (“Galleon Management”) and Raj Rajaratnam report having shared voting power and shared dispositive power for 3,117,866 shares. Galleon Captain’s Offshore, LTD (“Galleon Captain”) reports having shared voting power and shared dispositive power for 1,300,848 shares. Galleon Healthcare Offshore, LTD (“Galleon Healthcare”) reports having shared voting power and share dispositive power for 1,386,146 shares. Galleon Management has beneficial ownership of the reported share through the investment discretion it exercises over its clients’ accounts. Although such accounts do not have beneficial ownership of such share for purposes of Section 13 and Section 16 of the Securities Exchange Act of 1934, two accounts managed by Galleon Management, Galleon Healthcare and Galleon Captain, own of record more than 5% of the Company’s outstanding shares.

(3)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2008. Franklin Advisers, Inc. (“FAI”) reports having sole voting power and sole dispositive power for 1,282,936 shares, and Franklin Templeton Portfolio Advisors, Inc. (“FTPAI”) reports having sole voting power and sole dispositive power for 1,444,549 shares. The securities reported are beneficially owned by one or more open or closed-ended investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc. (“FRI”). Investment management contracts grant to such subsidiaries, including FAI and FTPAI, all investment and/or voting power over the securities owned by such investment management clients, unless otherwise reported. Charles B. Johnson and Rupert H. Johnson, Jr. each owns in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI, Charles B. Johnson, Rupert H. Johnson, Jr. and each of its investment management subsidiaries, including FAI and FTPAI, disclaim any pecuniary interests in, any of the shares.

(4)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on January 11, 2008. D.E. Shaw & Co., L.P., D.E. Shaw Valence Portfolios, L.L.C. (“Valence Portfolios”) and David E. Shaw report having shared voting power and shared dispositive power for 2,264,188 shares. Mr. Shaw disclaims beneficial ownership of such 2,264,188 shares. Such shares are composed of (i) 2,237,288 shares in the name of Valence Portfolios, and (ii) 26,900 shares that Valence Portfolios has the right to acquire through the exercise of listed call options.

(5)	The foregoing information is based solely on a Schedule 13G/A filed with the securities and Exchange Commission on March 11, 2008. Quogue Capital LLC (“Quogue”) reports having sole voting power and sole dispositive power over 2,275,000 shares and warrants exercisable for 550,000 shares. Wayne P. Rothbaum is the managing member of Quogue Capital LLC. Mr. Rothbaum disclaims beneficial ownership of such shares.

(6)	Includes 70,123 shares subject to outstanding stock options held by Mr. Freiman that are exercisable within 60 days following March 11, 2008.

(7)	Includes 421,000 shares subject to outstanding stock options held by Ms. Good that are exercisable within 60 days following March 11, 2008.

(8)	Includes 63,567 shares subject to outstanding stock options held by Mr. Hennessey that are exercisable within 60 days following March 11, 2008.

(9)	Includes 91,095 shares subject to outstanding stock options held by Dr. Staniforth that are exercisable within 60 days following March 11, 2008.

(10)	Includes 83,871 shares subject to outstanding stock options held by Ms. VanLent that are exercisable within 60 days following March 11, 2008.

(11)	Includes 212,500 shares subject to outstanding stock options held by Dr. Baichwal that are exercisable within 60 days following March 11, 2008.

(12)	Includes 25,000 shares subject to outstanding stock options held by Dr. Hawi that are exercisable within 60 days following March 11, 2008.

(13)	Includes 45,000 shares subject to outstanding stock options held by Mr. Palleiko that are exercisable within 60 days following March 11, 2008.

(14)	Includes 218,500 shares subject to outstanding stock options held by Dr. Sciascia that are exercisable within 60 days following March 11, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information, as of December 31, 2007, about our common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans, which consist of our 2005 Stock Incentive Plan, our 1997 Equity Incentive Plan, our 1998 Spin-Off Plan and our 1997 Employee Stock Purchase Plan.
Equity Compensation Plan Information

	Number of		Number of Shares
	Shares to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options,	Outstanding	(Excluding Shares
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column A)
Plan Category	(Column A)	(Column B)	(Column C)
Equity compensation plans that have been approved by shareholders	2,410,960	$13.97	496,477
Equity compensation plans that have not been approved by our shareholders	—	$—	—

Total	2,410,960	$13.97	496,477
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policy and Procedures for Related Person Transactions
     Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which Penwest is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% shareholders (or their immediate family members), each of whom we refer to as a related person, has a direct or indirect material interest, which we refer to as a related person transaction.
     If a related person proposes to enter into a related person transaction, the related person must report the proposed related person transaction to our corporate secretary. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
     A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:
•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
     The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, Penwest’s best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.
     In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:
•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of that entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in the entity and (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.
Related Persons Transactions
     On February 1, 2007, we entered into a Royalty Termination Agreement with Anand R. Baichwal, our Senior Vice President, Licensing and Chief Scientific Officer, terminating specified provisions of the Recognition and Incentive Agreement dated as of May 14, 1990, as amended, between us and Dr. Baichwal. Under the Recognition and Incentive Agreement, we were obligated to pay Dr. Baichwal on an annual basis in arrears (i) one-half of one percent of our “net sales”, as defined in the Recognition and Incentive Agreement, of “TIMERx material”, as defined in the Recognition and Incentive Agreement, to third parties, (ii) one-half of one percent of royalties received by us under licenses, collaborations or other exploitation agreements with third parties with respect to the sale, license, use or exploitation by such third parties of products based on or incorporating the TIMERx material, and (iii) one-half of one percent of payments made in lieu of such net sales or royalties and received by us. Pursuant to the Termination Agreement, we and Dr. Baichwal terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Baichwal under the Recognition and Incentive Agreement except for amounts owed with respect to 2006. In consideration for such agreement, we paid Dr. Baichwal $770,000 in cash and issued him 19,696 shares of our common stock in 2007. We also paid Dr. Baichwal $16,419 under the Baichwal agreement in connection with amounts earned for 2006.
     On February 1, 2007, we entered into a Royalty Termination Agreement with John N. Staniforth, our director and consultant, terminating the Royalty Agreement dated as of September 25, 1992, as amended, between us and Dr. Staniforth. Under the Royalty Agreement, we were obligated to pay Dr. Staniforth on an annual basis one-half of one percent of our “net sales”, as defined in the Royalty Agreement, of “TIMERx material” (as defined in the Royalty Agreement) related to the products covered by the TIMERx patents. Pursuant to the Termination Agreement, we and Dr. Staniforth terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Staniforth under the Royalty Agreement except for amounts owed with respect to 2006. In consideration for such agreement, we paid Dr. Staniforth $770,000 in cash and issued him 19,696 shares of our common stock. We also paid Dr. Staniforth $16,419 under the Staniforth agreement in connection with amounts earned for 2006.
Board Independence
     Under the rules of The NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

     Our board of directors has determined that none of Drs. Bianche, Drake and Meeker, Messrs. Freiman, O’Shea and Hennessey and Ms. VanLent has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of The NASDAQ Stock Market, Inc. Marketplace Rules. In evaluating Mr. Hennessey’s status as an independent director, the board considered Mr. Hennessey’s role as our interim chief executive officer from February 2005 to November 2005, but concluded that such relationship would not interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Only independent directors serve on our standing board committees.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth the fees billed to us for the fiscal years ended December 31, 2007 and December 31, 2006 by Ernst & Young LLP:

Fee Category	2007	2006
Audit Fees(1)	$465,000	$469,800
Audit-Related Fees(2)	42,000	40,000
Tax Fees(3)	153,500	42,400
All Other Fees(4)	2,525	120,900

Total Fees	$663,025	$673,100

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” In 2007 and 2006, these fees principally included fees for audits of our retirement plan.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax fees in 2007 and 2006 included tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax fees in 2007 also included tax consulting fees in connection with our adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting For Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

(4)	In 2007, all other fees related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool. In 2006, substantially all of these fees related to the performance of audit procedures in connection with our collaborative arrangement with Endo.
     The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to the pre-approval procedures described below.
     From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular service or types of services to be provided and is also generally subject to a maximum dollar amount.
     The audit committee has also delegated to the chair of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chair of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The list of Exhibits filed as part of this report are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penwest Pharmaceuticals Co.
/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer
Date: April 10, 2008

Exhibit Index

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number

2.1	Purchase Agreement by and between the Registrant and Josef Rettenmaier Holding GmBh & Co. KG, dated November 1, 2002.		Schedule 14A	1/31/2003	000-23467

2.2	Amendment to Purchase Agreement made as of February 26, 2003, by and among the Registrant., Josef Rettenmaier Holding GmbH & Co. KG, and the other parties named therein.		8-K	2/28/2003	000-23467

3.1	Amended and Restated Articles of Incorporation of the Registrant		10-Q	8/3/2004	000-23467

3.2	Amended and Restated Bylaws of the Registrant.		S-1	10/21/1997	333-38389

3.3	Amendment to Amended and Restated Bylaws of the Registrant		8-K	11/13/2007	000-23467

3.4	Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Registrant filed on July 17, 1998.		10/A	7/17/1998	000-23467

4.1	Specimen certificate representing the Common Stock.		S-1/A	12/17/1997	333-38389

4.2	Form of Rights Agreement dated as of July 27, 1998 between the Registrant and the Rights Agent.		10/A	7/17/1998	000-23467

10.1†	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.2†	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.3†	Letter Agreement dated February 25, 2000 by and between the Registrant Mylan Pharmaceuticals Inc.		10-Q	8/14/2000	000-23467

10.4†	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Registrant		10-Q	8/14/2002	000-23467

10.5†	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and the Registrant		8-K	2/15/2007	000-23467

10.6††	1997 Equity Incentive Plan.		S-1	10/21/1997	333-38389

10.7††	1997 Employee Stock Purchase Plan.		S-1	10/21/1997	333-38389

10.8††	1998 Spinoff Option Plan.		10/A	7/7/1998	000-23467

10.9	Form of Tax Allocation Agreement entered into between the Registrant and Penford Corporation.		10	6/22/1998	000-23467

10.10††	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended.		S-1/A	11/10/1997	333-38389

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number

10.11	Termination Agreement dated as of February 1, 2007 by and between Anand Baichwal and the Registrant		8-K	2/5/2007	000-23467

10.12††	Royalty Agreement dated September 25, 1992 between the Registrant and John N. Staniforth.		10-Q	5/15/2002	000-23467

10.13	Termination Agreement dated as of February 1, 2007 by and between John Staniforth and the Registrant		8-K	2/5/2007	000-23467

10.14††	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Registrant and John N. Staniforth.		10-Q	5/15/2002	000-23467

10.15	Lease Agreement dated as of February 3, 2003 by and between Union Carbide Corporation and the Registrant		10-Q	5/15/2003	000-23467

10.16	Lease Amendment and Attornment Agreement, dated March 15, 2004, by and between Union Carbide Corporation and the Registrant		10-Q	8/3/2004	000-23467

10.17	Second Amendment to Lease dated as of June 6, 2006 by and among Danbury Buildings, Inc., Union Carbide Corporation and the Registrant		10-Q	8/8/2007	000-23467

10.18	Third Amendment to Lease dated as of April 13, 2007 by and among Danbury Building Co., L.P. and the Registrant		10-Q	8/8/2007	000-23467

10.19††	Form of Option Agreement for 1997 Incentive Plan		10-K	3/16/05	000-23467

10.20††	Nonstatutory Stock Option Agreement dated June 21, 2004 by and between the Registrant and Alan F. Joslyn, Ph.D.		S-8	7/26/2005	333-126897

10.21††	Severance and Settlement Agreement and Release dated February 14, 2005 by and between the Registrant and Tod R. Hamachek		10-Q	5/9/2005	000-23467

10.22††	2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.23††	Amendment No. 1 to 2005 Stock Incentive Plan		10-Q	11/9/06	000-23467

10.24††	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.25††	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.26††	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.27††	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.28††	Form of Executive Retention Agreement entered into by the Registrant and each of the Executive Officers		10-K	3/16/2006	000-23467

10.29††	Summary of Executive Officer Bonus Program		10-K	3/16/2007	000-23467

10.30††	Summary of the Director Compensation Program		10K	3/16/2007	000-23467

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number

10.31††	Offer Letter between the Registrant and Benjamin L. Palleiko, effective June 19, 2006		10-Q	8/9/2006	000-23467

10.32††	Severance and Settlement Agreement and Release dated February 9, 2007 by and between the Registrant and Alan Joslyn		10-Q	5/10/2007	000-23467

10.33†	Manufacture and Supply Agreement dated November 6, 2006 between the Registrant and Draxis Specialty Pharmaceuticals Inc.		10-K	3/16/2007	000-23467

10.34	Credit and Security Agreement dated as of March 13, 2007 by and among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.		10-Q	5/10/2007	000-23467

10.35†††	Collaboration and License Agreement dated as of July 16, 2007 by and between Edison Pharmaceuticals, Inc. and the Registrant		10-Q	11/8/2007	000-23467

10.36	Amendment to Rights Agreement dated as of March 5, 2008 between the Registrant and Mellon Investor Services LLC		8-K	3/6/2008	000-23467

10.37	Securities Purchase Agreement dated March 5, 2008, among the Registrant and the purchasers party thereto		8-K	3/6/2008	000-23467

10.38	Form of Warrant issued by the Registrant to each of the purchasers under the Securities Purchase Agreement Dated March 5, 2008		8-K	3/6/2008	000-23467

10.39	Amendment No. 2 to Rights Agreement dated as of March 20, 2008 between the Registrant and Mellon Investor Services LLC		8-K	3/20/2008	000-23467

23	Consent of Ernst & Young LLP		10-K	3/17/2008	000-23467

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002		10-K	3/17/2008	000-23467

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002		10-K	3/17/2008	000-23467

31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.		10-K	3/17/2008	000-23467

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.		10-K	3/17/2008	000-23467

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

†††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.