Form 10-Q
period 2008-03-31
PENWEST PHARMACEUTICALS CO
filed 2008-05-12
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2008.

Class	Outstanding
Common Stock, par value $.001	31,628,877

PENWEST PHARMACEUTICALS CO.

     TIMERx®, Geminex® and SyncroDose® are our registered trademarks. GastroDose™ is also our trademark. Other tradenames and trademarks, including Endo Pharmaceuticals Inc.’s Opana® trademark, appearing in this quarterly report are the property of their respective owners.
Forward-looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Part II — Item 1A, Risk Factors.” In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	March 31, 2008,	December 31,
	2008	2007
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,685	$15,680
Marketable securities	5,213	7,293
Trade accounts receivable	710	781
Inventories:
Raw materials and other	36	37
Finished goods	646	630

Total inventories	682	667
Prepaid expenses and other current assets	1,415	1,489

Total current assets	40,705	25,910
Fixed assets, net	3,297	3,582
Patents, net	2,552	2,539
Deferred charges	2,434	2,479
Other assets, net	2,459	2,472

Total assets	$51,447	$36,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,167	$2,239
Accrued expenses	3,442	1,602
Accrued development costs	1,053	1,483
Loan payable — current portion	3,174	2,405
Deferred compensation — current portion	290	290

Total current liabilities	10,126	8,019
Loan payable	8,224	9,595
Accrued financing fees	360	360
Deferred revenue	173	183
Deferred compensation	2,596	2,588

Total liabilities	21,479	20,745
Shareholders’ equity
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,621,036 shares at March 31, 2008 and 23,426,323 shares at December 31, 2007	32	23
Additional paid in capital	246,941	222,927
Accumulated deficit	(217,191)	(206,893)
Accumulated other comprehensive income	186	180

Total shareholders’ equity	29,968	16,237

Total liabilities and shareholders’ equity	$51,447	$36,982

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties and licensing fees	$432	$719
Product sales	228	123
Research and development reimbursements	79	—

Total revenues	739	842
Cost of revenues:
Cost of product sales	98	110
Cost of research and development reimbursements	71	—

Total cost of revenues	169	110

Gross profit	570	732
Operating expenses:
Selling, general and administrative	4,324	3,721
Research and product development	6,385	4,384

Total operating expenses	10,709	8,105

Loss from operations	(10,139)	(7,373)
Investment income	200	489
Interest expense	(358)	(70)

Loss before income tax expense	(10,297)	(6,954)
Income tax expense	—	—

Net loss	$(10,297)	$(6,954)

Net loss per common share	$(0.41)	$(0.30)

Weighted average shares of common stock outstanding	25,113	23,142

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(10,297)	$(6,954)
Adjustments to reconcile net loss to net cash used in operating activities	1,809	(1,628)

Net cash used in operating activities	(8,488)	(8,582)

Investing activities:
Acquisitions of fixed assets, net	(22)	(249)
Patent costs	(96)	(25)
Loan disbursed to collaborator	(1,000)	—
Proceeds from maturities of marketable securities	4,650	16,261
Purchases of marketable securities	(2,531)	(4,091)

Net cash provided by investing activities	1,001	11,896

Financing activities:
Proceeds from loan payable	—	12,000
Repayment of debt	(601)	—
Debt issuance costs	—	(65)
Issuance of common stock	25,093	94

Net cash provided by financing activities	24,492	12,029

Net increase in cash and cash equivalents	17,005	15,343
Cash and cash equivalents at beginning of period	15,680	16,182

Cash and cash equivalents at end of period	$32,685	$31,525

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company dedicated to bringing to the marketplace innovative products that help improve the lives of patients. The Company’s goal is to identify, develop and commercialize products that address unmet medical needs, primarily for disorders of the nervous system. The Company is currently applying its drug development and drug delivery expertise to a pipeline of potential products that are in various stages of development, and which it intends to commercialize independently or through third party alliances.
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
     The Company is currently developing product candidates designed for the treatment of pain, diseases related to the mitochondrial respiratory chain and Parkinson’s disease. The Company is developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain. In addition, the Company is developing A0001, a product candidate designed for the treatment of diseases related to the mitochondrial respiratory chain, under a collaboration and license agreement with Edison Pharmaceuticals, Inc. (“Edison”) that the Company entered into on July 16, 2007 (the “Edison Agreement”). Under the Edison Agreement, the Company has agreed with Edison to collaborate on the development of A0001 and up to one additional drug candidate of Edison’s, initially for the treatment of inherited mitochondrial respiratory chain diseases. Finally, the Company has a product candidate in formulation development for the treatment of Parkinson’s disease.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for a charge the Company recorded in the three month period ended March 31, 2008 to selling, general and administrative expense in the amount of $1.0 million to establish a reserve against a loan receivable from Edison (see Note 11). Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     During the three months ended March 31, 2008, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
3. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008, that had not been previously carried at fair value or of financial assets and liabilities it

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
transacted in the three month period ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s condensed financial statements. The Company continues to carry its marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing generally accepted accounting principles (“GAAP”) requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities, and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of the provisions of SFAS No. 157 as of January 1, 2008 did not have a material effect on its results of operations, financial position or cash flows.
     In June 2007, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF No. 07-3”). The consensus reached on EITF No. 07-3, which was ratified by the FASB on June 27, 2007, requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities, and to recognize those payments as goods and services are delivered. The Company is required to assess on an ongoing basis whether or not the goods or services will be delivered, and to expense the nonrefundable advance payments immediately if it determines that delivery is unlikely. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007 and, as such, the Company adopted the provisions of EITF No. 07-3 as of January 1, 2008. EITF No. 07-3 is applied prospectively for new contracts entered into on or after the effective date. The Company’s adoption of this pronouncement did not have a material effect on its results of operations, financial position or cash flows.
     In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is in the process of evaluating the effect the adoption of this pronouncement will have on its results of operations, financial position, cash flows and related disclosures.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
4. Other Assets
     Other assets are comprised of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 9):
Cash surrender value of life insurance policies	$2,197	$2,468
Money market account	262	4

	2,459	2,472
Loan receivable from collaborator (see Note 11)	1,000	—

	3,459	2,472
Allowance for loan receivable from collaborator	(1,000)	—

Other assets, net	$2,459	$2,472

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Loans Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. In February 2008, Merrill Lynch Capital was acquired by GE Capital. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company may access until September 15, 2008, subject to conditions specified in the Credit Facility. Under the Credit Facility, the Company may not access this second amount unless the Company’s market capitalization at the time of the advance request is greater than $250 million and an additional patent relating to Opana ER has been issued and listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. On October 2, 2007, an additional patent relating to Opana ER was issued and listed in the Orange Book. As a result, the Company may access the additional $12.0 million at any time prior to September 15, 2008 that the Company’s market capitalization is greater than $250 million. As of May 5, 2008, the Company’s market capitalization was approximately $87.9 million.
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: its intellectual property, which is subject to a negative pledge; royalty payments from Mylan Pharmaceuticals, Inc. (“Mylan”) on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and the assets of the Company’s trust described in Note 9. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. Each loan has a term of 42 months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the Credit Facility bear interest at an annual rate of one-month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of March 31, 2008, the interest rate on the Credit Facility was 10.32% and $11.4 million was outstanding.
     Pursuant to the repayment terms, principle payments on the term loan outstanding commenced in January 2008. As of March 31, 2008, principal payments due on the $11.4 million term loan outstanding under the Credit Facility are as follows:

(unaudited)
(in thousands)
Less than one year	$3,174
One to two years	5,483
Two to three years	2,741

$11,398

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
condensed balance sheets as of March 31, 2008 and 2007. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.
6. Fair Value Measurement
     As stated in Note 3. “Recent Accounting Pronouncements”, on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(unaudited)
	(in thousands)
Corporate debt securities	$3,893	$—	$—	$3,893
U.S. government agency obligations	1,320	—	—	1,320

Total assets at fair value	$5,213	$—	$—	$5,213

     The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value.
7. Shareholders’ Equity
Private Placement
     On March 11, 2008, the Company sold units representing of an aggregate of 8,140,600 shares of its Common Stock, together with warrants to purchase an aggregate of 4,070,301 shares of its Common Stock, in a private placement, for a total purchase price of approximately $25.1 million. The Company expects net proceeds to be approximately $23.1 million from this private placement, after deducting the placement agent’s fees and other estimated expenses.
     The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised pursuant to cashless exercise provisions under certain circumstances.
     Pursuant to the securities purchase agreement entered into in connection with the private placement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 10, 2008, registering for resale the shares and shares issuable under the warrants. The registration statement was declared effective by the SEC on April 28, 2008. The Company has agreed to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009 or (B) the twelve month anniversary of the last date on

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
Share-Based Compensation
     Total share-based compensation was recognized by the Company as follows:

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Research and product development	$234	$(283)
Selling, general and administration	681	600

Total stock based compensation	$915	$317

     The increase in share-based compensation expense in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 is primarily attributable to higher levels of actual forfeitures of employee stock options recorded in the three month period ended March 31, 2007 as compared with the three month period ended March 31, 2008.
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
     On April 18, 2008, the Company amended the Rights Agreement to provide that Perceptive Life Sciences Master Fund Ltd., together with its affiliates and associates (“Perceptive”), will be an Exempted Person under the Rights Agreement until the earlier of the date on which Perceptive beneficially owns more than 24% of the outstanding Common Stock or such date when Perceptive beneficially owns less than 10% of the outstanding Common Stock, at which time Perceptive shall cease to be an Exempted Person.
8. Income Taxes
     The Company’s effective tax rates for the three month periods ended March 31, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
9. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,084,000 and $2,092,000 as of March 31, 2008 and December 31, 2007, respectively, including the current portion of approximately $147,000 at March 31, 2008, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
     Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Interest cost	$29	$29
Amortization of prior service cost	1	1

Net periodic benefit cost	$30	$30

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $16,000 and $17,000 for the three month periods ended March 31, 2008 and 2007, respectively. The liability for the DCP was approximately $802,000 and $786,000 as of March 31, 2008 and December 31, 2007, respectively, including the current portion of approximately $143,000 at March 31, 2008, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $2,197,000 as of March 31, 2008 and $2,468,000 as of December 31, 2007. Trust assets, including $262,000 and $4,000 held in a money market account at March 31, 2008 and December 31, 2007, respectively, are included in other assets in the Company’s condensed balance sheets.
10. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Unrealized gains on marketable securities	$12	$7
Adjustment for funded status of post retirement plan	174	173

Accumulated other comprehensive income	$186	$180

     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(in thousands)
Net loss	$(10,297)	$(6,954)
Changes in unrealized net gains and losses on marketable securities	5	7
Adjustment for funded status of post retirement plan	1	—

Comprehensive loss	$(10,291)	$(6,947)

     11. Collaboration and Licensing Agreements
     The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy. The Company also licenses its proprietary drug delivery technologies to other companies for their use in products outside the Company’s focus areas.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and was further amended in January 2007.
     Under the agreement, the Company agreed to supply bulk TIMERx material to Endo, the selling price of which is contractually determined and may be adjusted annually, and Endo agreed to manufacture and market Opana ER in the United States. The Company also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and the Company, and that the Company and Endo would divide equally any fees, royalties, payments or other revenue received by the parties in connection with such licensing activities. The Company and Endo are currently seeking a collaborator for Europe.
     Under the terms of the agreement:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments will be due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). If the Company was not subject to the Royalty Holiday, the Company would have recognized royalties from Endo of approximately $7.3 million for the three month period ended March 31, 2008. Cumulatively, through March 31, 2008, approximately $26.9 million has been applied against the Royalty Holiday. The Company expects to begin to recognize royalties from Endo related to sales of Opana ER commencing in the second half of 2008.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. This temporary reduction in royalties will not apply until the threshold for the Royalty Holiday has been met.
     The Company and Endo are currently in litigation with IMPAX Laboratories, Inc. (“IMPAX”) and Actavis South Atlantic LLC (“Actavis”) in connection with their respective Abbreviated New Drug Applications (“ANDAs”) for Opana ER (see Note 12).
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional Edison drug candidate, initially directed to the treatment of inherited mitochondrial respiratory chain diseases.
     In consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million. The Company also agreed to pay Edison a total of $5.5 million over the initial 18 months of the Research Period to fund Edison’s discovery and research activities during the period. As of March 31, 2008, the Company had paid $2.8 million of the $5.5 million to Edison. The payments are made in quarterly installments, with the final payment due in January 2009, unless extended at the Company’s option, as provided for under the Edison agreement. The Company is also required to make payments to Edison upon the achievement of specified milestones set forth in the Edison Agreement and royalty payments based on net sales of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
products containing A0001, any other compound as to which the Company has exercised its option, or any replacement compound.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan plus 5% , or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the three month period ended March 31, 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of such collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $12,000 for the three month period ended March 31, 2008.
Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. Mylan’s sales in the United States in 2007 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $21.3 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2007, 2006 and 2005, royalties from Mylan were approximately $2.6 million, $3.1 million and $3.9 million, respectively, or 77%, 89% and 63%, respectively, of the Company’s total revenue. Royalties from Mylan were approximately $422,000 and $715,000 for the three month periods ended March 31, 2008 and 2007, respectively.
Otsuka Pharmaceutical Co., Ltd.
     The Company signed a research and development agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) of Japan effective August 14, 2007 to develop a formulation of an Otsuka compound utilizing Penwest’s TIMERx drug delivery technology. In connection with the agreement, the Company received an initial nonrefundable up-front payment which was recorded as deferred revenue upon receipt and is being recognized as revenue over the contractual performance period. The Company is being reimbursed for development costs incurred in the formulation of the compound, up to specified amounts. Additionally, under the agreement, the Company may receive milestone payments upon the achievement of specified events.
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
Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of its filing of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
lawsuit against IMPAX in the United States District Court for the District of Delaware (“U.S. Dist. Delaware”). The lawsuit against IMPAX not only alleged infringement of certain of these Orange Book-listed U.S. patents but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of certain Orange Book-listed patents in response to IMPAX’s December notice.
Actavis ANDA Litigation
     On February 14, 2008, the Company received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, Endo and the Company filed a lawsuit against Actavis in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent No. 5,958,456.
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
     We are currently developing product candidates designed for the treatment of pain, diseases related to the mitochondrial respiratory chain and Parkinson’s disease. We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain. In addition, we are developing A0001, a product candidate designed for the treatment of diseases related to inherited mitochondrial respiratory chain, under a collaboration and license agreement with Edison Pharmaceuticals, Inc, or Edison, that we entered into in July 2007. Under the Edison agreement, we have agreed with Edison to collaborate on the development of A0001 and up to one additional drug candidate of Edison’s, initially for the treatment of inherited mitochondrial respiratory chain diseases. Finally, we are developing one other product candidate for the treatment of Parkinson’s disease.
     On March 11, 2008, we sold units representing an aggregate of 8,140,600 shares of our common stock, together with warrants to purchase an aggregate of 4,070,301 shares of our common stock, in a private placement, for a total purchase price of approximately $25.1 million. We expect net proceeds to be approximately $23.1 million from this private placement, after deducting the placement agent’s fees and other estimated expenses. The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised pursuant to cashless exercise provisions under certain circumstances.
     Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the SEC on April 10, 2008 registering for resale the shares and shares issuable under the warrants. The registration statement was declared effective by the SEC on April 28, 2008. We have agreed to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009, or (B) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
     Products
     Opana® ER.  Opana ER is an oral extended-release opioid analgesic, which we developed with Endo, using our proprietary TIMERx® technology. In June 2006, the FDA approved for marketing Opana ER, for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo launched Opana ER in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets. In March 2008, Endo launched three new dosage strengths of Opana ER including 7.5 mg, 15 mg and 30 mg tablets.
     Under the terms of our collaboration with Endo, Endo will pay us royalties based on U.S. sales of Opana ER. No payments are due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch, a period we refer to as the royalty holiday. We believe that, based upon the sales estimates provided to us by Endo and the current sales growth of Opana ER, we will begin to recognize royalties from Endo related to sales of Opana ER in the second half of 2008. In addition, under the terms of the agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside of the United States will be divided equally between Endo and us. We and Endo are currently seeking a collaborator to develop and commercialize Opana ER in Europe. A description of our agreement with Endo is included under the caption “Collaboration and Licensing Agreements” in “Part I. Item 1. Notes to Condensed Financial Statements”.
     We and Endo are parties to two lawsuits against IMPAX Laboratories, Inc., or IMPAX, in connection with IMPAX’s ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. IMPAX notified Endo and us in October and November of 2007 that its ANDA contained Paragraph IV certifications for our patents, U.S. Patent Nos. 5,662,933, 5,958,456, and 7,276,250, listed in the Orange Book for Opana ER. We and Endo originally filed a lawsuit against IMPAX in the United States District Court for the District of Delaware, or U.S. Dist. Delaware, on November 15, 2007 alleging infringement of certain of these patents, and seeking a declaratory judgment that, among other things, IMPAX had no basis to trigger the ANDA patent litigation process under the Hatch-Waxman Act because the FDA, according to IMPAX’s press releases, had rescinded its acceptance of IMPAX’s original ANDA before the date of IMPAX Paragraph IV certification notices. In addition, we and Endo asked the court to declare these Paragraph IV certification notices to be null, void and of no legal effect.
     On December 14, 2007, we received a letter from IMPAX notifying us that the refiling of its ANDA was accepted by the FDA as of November 23, 2007. The notice letter stated that IMPAX’s ANDA contained Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and us of these certifications. In this December notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing its efforts to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, we and Endo filed a notice of dismissal of the portion of our November 15, 2007 complaint seeking declaratory judgment as described above. We and Endo did not dismiss the patent infringement claims in the November lawsuit because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, we and Endo filed a second lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of two of these patents noted above in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007. A description of this litigation is included in “Part II. Item 1-Legal Proceedings.”
     On February 14, 2008, we, along with Endo, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. On March 28, 2008, we and Endo filed a lawsuit against Actavis in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent No. 5,958,456. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning February 14, 2008. A description of this litigation is included in “Part II. Item 1 – Legal Proceedings.”
     We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER.
     Nalbuphine ER. Nalbuphine ER is a drug candidate we are developing for the treatment of moderate chronic pain. In January 2008, we reported the results of a Phase IIa trial that we conducted to determine the safety and efficacy of nalbuphine ER compared to placebo for the treatment of moderate chronic pain. The trial was a randomized, double-blind, placebo controlled design, with a forced weekly dose escalation with the main objective to evaluate the analgesic efficacy of nalbuphine ER in a patient population experiencing chronic pain. We designed the trial with multiple endpoints related to clinical pain relief in an effort to understand the activity of the drug and to provide the basis for designing a Phase IIb study. Based on the Phase IIa study results, we concluded that nalbuphine ER demonstrated trends of efficacy sufficient to support continued development of the drug.
     We are planning a Phase IIb trial which we expect to be prepared to commence in the second half of 2008. Initiation of the trial will be subject to the availability of resources. We are currently seeking to enter into a collaboration agreement with a third party for the development and commercialization of nalbuphine ER. We expect that the goals of the Phase IIb trial will be to demonstrate statistically significant analgesic efficacy of the drug versus placebo using an accepted clinical endpoint, and to characterize a clinically meaningful titration regimen. We believe that this trial will take approximately one year to complete. We expect that if we complete all the clinical trials required by the FDA for nalbuphine ER, we would seek FDA approval of nalbuphine ER through the filing of a 505 (b)(2) NDA.
     A0001.  A0001 is a drug candidate we in-licensed from Edison under our collaboration and license agreement. A0001, a coenzyme Q molecular analog, has shown biological activity in cell assays developed by Edison to test the ability of this class of compounds to improve mitochondrial function. Impairment of mitochondrial function is commonly believed to be a significant factor in a number of inherited disorders, including Friedreich’s Ataxia, Leber’s Hereditary Optical Neuropathy, Coenzyme Q10 Deficiency Syndrome and MELAS syndrome. A0001 is commonly known to be orally bioavailable in humans and has received orphan drug designation from the FDA for the treatment of inherited mitochondrial respiratory chain diseases. We have completed the IND enabling toxicology studies for A0001. We intend to submit an Investigational New Drug Application, or IND, for certain of these indications and commence Phase I development on this compound in the second half of 2008.
     Under the terms of the Edison agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and up to one additional compound of Edison’s as to which we exercise our option, for the treatment of all indications, subject to the terms and conditions in the agreement. A description of the Edison agreement is included under the caption “Collaborations and Licensing Agreements” in “Part I. Item 1. — Notes to Condensed Financial Statements”.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan plus 5% , or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the three month period ended March 31, 2008, we recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of our collectability assessment of the loan to Edison. In addition, as a result of our collectability assessment, we did not recognize any accrued interest income on the loan to Edison in the three month period ended March 31, 2008.
     Additional Product Candidates.  We have completed the formulation work and manufacturing of clinical supplies for a compound we are developing for Parkinson’s disease, PW4153. We plan to file an IND in the second quarter of 2008 and dose a Phase I pharmacokinetic study in the third quarter of 2008. We expect data from this study in the fourth quarter of this year. We were also developing a compound for epilepsy, PW4110, for which we have decided to terminate our development efforts due to competitive factors in the marketplace and limitations on our internal resources.
     We have incurred net losses since 1994, including net losses of $34.5 million, $31.3 million and $22.9 million during 2007, 2006 and 2005, respectively. For the three month period ended March 31, 2008, our net loss was $10.3 million. As of March 31, 2008, our accumulated deficit was approximately $217 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products that we develop occur. We currently generate revenues primarily from royalties received from Mylan. Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER which may be affected by any potential generic entry;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our costs of development for drug candidates to which we acquire rights under the Edison agreement;

•	the successful development and commercialization of product candidates in our portfolio;

•	the level of investment for acquisitions or in-licensing of compounds or technologies intended to support our growth; and

•	royalties from Mylan’s sales of Pfizer’s generic Procardia XL 30 mg.
     Our results of operations may fluctuate from quarter to quarter depending on the amount and timing of royalties on Endo’s sales of Opana ER, which we expect to begin to recognize in the second half of 2008, Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg, the volume and timing of shipments of formulated bulk TIMERx material, including to Endo, the variations in payments under our collaborative agreements, and the amount and timing of our investment in research and development activities.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance, impairment of long-lived assets and share-based compensation. For a more detailed explanation of the judgments we make in these areas refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     A detailed description of recent accounting pronouncements is included under the caption “Recent Accounting Pronouncements” in “Part I. Item 1. — Notes to Condensed Financial Statements”.
Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007
Revenues

	Three months		Three months
	ended	Percentage	ended
	March 31,	Increase	March 31,
	2008	(decrease)	2007
	(in thousands, except percentages)
Royalties and licensing fees	$432	(39.9)%	$719
Product sales	228	85.4%	123
Research and development reimbursements	79	n/a	—

Total revenues	$739	(12.2)%	$842

     Substantially all of the royalties and licensing fees for the three month periods ended March 31, 2008 and 2007 related to royalties received from Mylan on its sales of Pfizer’s 30 mg generic version of Procardia XL. Royalties from Mylan decreased in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 as a result of a decrease in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL.
     Pursuant to our strategic alliance agreement with Endo with respect to the development of Opana ER, no royalty payments will be due to us for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006. If we were not subject to the royalty holiday as described above, we would have recognized royalties from Endo of approximately $7.3 million for the three month period ended March 31, 2008. Cumulatively, through March 31, 2008, approximately $26.9 million has been applied against the royalty holiday. We believe that, based upon the sales estimates provided to us by Endo and the current sales growth of Opana ER, we will begin to recognize royalties from Endo related to sales of Opana ER in the second half of 2008.
     Our product sales in the three month periods ended March 31, 2008 and 2007 consisted of sales of formulated TIMERx material to Endo for use in Opana ER. Product sales increased in the 2008 three month period in comparison with the 2007 three month period as a result of an increase in the selling price of formulated TIMERx to Endo.
     Revenue from research and development reimbursements consists of reimbursements of our expenses under a research and development collaboration agreement we entered into in 2007, involving the development of a product candidate using our TIMERx technology.
Cost of Revenues

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2008	(decrease)	March 31, 2007
	(In thousands, except percentages)
Cost of product sales	$98	(10.9)%	$110
Cost of research and development reimbursements	71	n/a	—

Total cost of revenues	$169	53.6%	$110

     Cost of product sales primarily consists of the costs related to sales of formulated TIMERx material to Endo for use in Opana ER, as well as amortization of related patent and deferred royalty costs.
     Cost of research and development reimbursements consists of our expenses under a research and development collaboration agreement which commenced in August 2007 involving the development of a product candidate using our TIMERx technology.
Selling, General and Administrative Expenses

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2008	(decrease)	March 31, 2007
(In thousands, except percentages)
Selling, general and administrative expenses	$4,324	16.2%	$3,721
     The increase in SG&A expenses for the three month period ended March 31, 2008 as compared to the comparable period in 2007 was primarily attributable to an impairment charge we recorded in the first quarter of 2008 in the amount of $1.0 million to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under our agreement with Edison. This charge was partially offset by lower facility related costs we incurred in the three month period ended March 31, 2008 as compared with the three month period ended March 31, 2007. The decrease in our facility-related costs noted above was primarily attributable to our efforts in 2007 to explore alternative locations for our facilities. In June 2007, we extended the lease terms of our two facilities.
     In March 2008, we undertook measures, including headcount reductions, to reduce our overhead expenses and to more closely control our future costs. We expect that the annualized cost savings from these actions will reduce our SG&A expenses over the course of 2008 as compared to 2007.
Research and Product Development Expenses
     Research and product development (R&D) expenses were $6.4 million for the three month period ended March 31, 2008 as compared to $4.4 million for the comparable period in 2007. The increase for the three month period ended March 31, 2008 as compared to the comparable period in 2007 was primarily due to payments to Edison for sponsored research and expenses related to preclinical work we conducted on A0001, the lead candidate licensed under the Edison agreement. The increase was also attributable to increased expense recorded for stock-based compensation, primarily due to higher levels of actual forfeitures of employee stock options recorded in the three month period ended March 31, 2007 as compared to the three month period March 31, 2008. These increased costs were partially offset by lower expenses on other early stage product candidates, including torsemide ER, on which we ceased development efforts in the third quarter of 2007.
     In March 2008, we undertook measures, including headcount reductions, to reduce our overhead expenses and to more closely control our future costs. We expect the annualized cost savings from these actions will reduce our internal R&D expenses over the course of 2008 as compared to 2007.
     For the remainder of 2008, we currently anticipate that our project spending will be largely related to further development of A0001, payments to Edison in connection with the Edison agreement and on advancing our PW4153 candidate. We are currently designing a Phase IIb trial for nalbuphine ER and may incur additional spending on this program, depending upon our available financial resources and the status of collaboration discussions, as described further below.
     In the table below, R&D expenses are set forth in the following categories:

	Three months		Three months
	ended	Percentage	ended
	March 31,	Increase	March 31,
	2008	(decrease)	2007
	(in thousands, except percentages)
Nalbuphine ER	$1,116	15.6%	$965
Edison Program	2,180	n/a	—
Phase I Products and Internal Costs	3,089	(9.7)%	3,419

Total Research and Product Development Expense	$6,385	45.6%	$4,384

     Our quarterly reports filed in 2007 included separate categories for Phase I Products and Internal Costs, and for Research and New Technology development, which included costs related to research on drug delivery systems. Because of our increased focus on product development and minimal research being done on new technology, these costs are now all included in Phase I Products and Internal Costs.
•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 17% of R&D expenses for the three month period ended March 31, 2008 and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER. The expenses for this program increased in the 2008 period as compared to the 2007 period, as we completed a Phase IIa proof of concept efficacy and safety trial in the 2008 period that we commenced in June 2007. For the remainder of 2008, the level of our spending related to nalbuphine ER will depend on the terms of any collaboration agreement we enter into and the timing of the phase IIb trial, which will be subject to the availability of resources.

•	Edison Program — These expenses reflect our funding of Edison’s research activities under the Edison agreement as well as our direct external expense relating to the preclinical development work that we are conducting on A0001. These expenses approximated 34% of our R&D expenses for the three month period ended March 31, 2008 and include a quarterly research and development payment to Edison of $1.0 million. We anticipate that these expenses will increase in 2008 as we continue to make quarterly research and development payments for the full year of 2008 and increase our activity with respect to the development of A0001, including conducting a Phase I clinical trial we plan to commence in the second half of 2008. The quarterly research and development payments to Edison end in January 2009, unless extended at our option as provided for in the Edison agreement.

•	Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, stock-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active.
     These costs decreased in the three month period ended March 31, 2008 from the comparable period in 2007, primarily as a result of the termination of certain programs in 2007. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.
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
Share-Based Compensation
     Share based compensation was recorded as follows:

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(in thousands)

Research and product development	$234	$(283)
Selling, general and administration	681	600

Total stock based compensation	$915	$317

     The increase in share-based compensation expense in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 is primarily attributed to actual forfeitures and an increase in our forfeiture rate assumption for employee stock options recorded in the period ended March 31, 2007.
Tax Rates
     The effective tax rates for the three month periods ended March 31, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of March 31, 2008, we had cash, cash equivalents and short-term investments of $37.9 million.
     Private Placement.  On March 11, 2008, we sold units representing an aggregate of 8,140,600 shares of our common stock, $0.001 par value per share, together with warrants to purchase an aggregate of 4,070,301 shares of our common stock, in a private placement, for a total purchase price of approximately $25.1 million. We expect net proceeds to be approximately $23.1 million from this private placement, after deducting the placement agent’s fees and other estimated expenses. The warrants are exercisable on or prior to March 11, 2013, at an exercise price of $3.62 per share. The warrants may also be exercised pursuant to cashless exercise provisions under certain circumstances.

     Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the SEC on April 10, 2008, registering for resale the shares and shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009, or (B) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
     Senior Secured Credit Facility.  On March 13, 2007, we entered into a $24.0 million senior secured credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. Merrill Lynch Capital was acquired in February 2008 by GE Capital. The credit facility consists of: (i) a $12.0 million term loan advanced upon the closing of the credit facility and (ii) a $12.0 million term loan that we may access until September 15, 2008, subject to conditions specified in the agreement. Under the credit facility, we may not access this second amount unless our market capitalization at the time of the advance request is greater than $250 million and an additional patent relating to Opana ER has been issued and listed in the FDA’s Orange Book. On October 2, 2007, a patent relating to Opana ER was issued and listed in the Orange Book. As a result, we may access the additional $12.0 million at any time that our market capitalization is greater than $250 million up until September 15, 2008, as noted above. We do not currently anticipate that we will draw the second term loan due to our current market capitalization as well as our recently completed financing.
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
     Amounts outstanding under the credit facility bear interest at an annual rate of one month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the credit facility, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of March 31, 2008, the interest rate on the credit facility was 10.32% and $11.4 million was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Based on the terms of the credit facility, the loan amount currently outstanding will be fully paid by September 2010.
Cash Flows
     We had negative cash flow from operations for the three month period ended March 31, 2008 of $8.5 million, primarily due to a net loss of $10.3 million in the period, which included non-cash charges of $1.0 million for the establishment of a loan reserve for the Edison loan discussed below, $0.9 million for share-based compensation and $0.4 million for depreciation and amortization.
     Investing activities provided $1.0 million in cash for the three month period ended March 31, 2008, primarily reflecting maturities of marketable securities, net of purchases, of $2.1 million. This was partially offset by the $1.0 million loan to Edison discussed below. Net cash provided by investing activities also reflected funds expended for the acquisition of laboratory equipment for drug development activities and funds expended to secure patents on technology we have developed. Financing activities provided $24.5 million in cash, primarily from the private placement discussed above, partially offset by repayments of principle on our outstanding term loan described above.
     On February 5, 2008, we loaned Edison $1.0 million pursuant to the loan provisions of the Edison agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan, plus 5%, or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. As of May 5, 2008, $1.0 million is outstanding under this loan. During the three month period ended March 31, 2008, we recorded an impairment charge of $1.0 million in our statement of operations as a result of our collectability assessment of the loan to Edison.

Funding Requirements
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis into at least the second half of 2009.
     In order to achieve this, we have taken a series of measures to reduce our spending and manage our costs more closely, including adjusting the pace and timing of our planned clinical programs to match these costs with our financial resources. We plan to seek to enter into collaboration and licensing agreements for our products and technologies that may provide additional funding for our operations. We currently anticipate that we will begin to recognize royalties from Endo related to Opana ER in the second half of 2008.
     We currently do not anticipate that we will draw the second $12 million term loan under our credit facility with GE Capital due to the level of our market capitalization and our recent financing. We expect our capital expenditures to be lower in 2008 as compared to 2007 and to not exceed approximately $250,000 for the year ending December 31, 2008 as we closely manage our capital spending.
     Our requirements for additional capital in our business are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the structure and terms of any future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, including our costs associated with the IMPAX and Actavis litigation and any other litigation in which we may become involved;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.
     If we determine to acquire additional product candidates or technologies, or accelerate the development of any of our own product candidates, we may need to seek additional funding through collaborative agreements, or public financings of equity or debt securities.
     We plan to meet our long-term cash requirements through our existing balances in cash and marketable securities, and revenues from collaborative agreements, as well as through equity or debt financings. In July 2005, we filed a registration statement on Form S-3 with the SEC, which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. As of May 5, 2008, no securities have been issued under this shelf registration statement.
     If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Additional debt financing, such as the credit facility noted above, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements, or research and development with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, including our planned clinical trials, which could harm our financial condition and operating results.
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities, purchase obligations primarily relating to clinical development, payments due under our credit facility relating to interest, principal and exit fees, obligations under deferred compensation plans as discussed below, obligations under our Edison agreement as described above and obligations for placement agent fees and other expenses relating to our March 2008 private placement. Following is a table summarizing our contractual obligations as of March 31, 2008 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$1,209	$790	$419	$—	$—
Purchase obligations	2,018	2,018	—	—	—
Payments due under credit facility	13,514	4,246	9,268	—	—
Deferred compensation, including current portion	2,886	294	587	587	1,418
Edison collaboration	2,667	2,667	—	—	—
Placement agent fees and other expenses of private placement	1,986	1,986	—	—	—

Total	$24,280	$12,001	$10,274	$587	$1,418

Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance polices approximated $2.2 million as of March 31, 2008. Total trust assets, including amounts held in a money-market account, approximated $2.5 million as of March 31, 2008.
     Under the terms of our Edison agreement, we are obligated to make milestone payments to Edison upon the achievement of certain clinical and regulatory events. We will not be responsible for the payment of future milestone and/or royalty payments in the event that the development program is discontinued and the agreement is terminated. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, we may decide to discontinue the development of the product candidates under the Edison agreement. The contractual obligations listed in the table above do not include any such future potential milestone or royalty payments to Edison.
Net Operating Loss Carryforwards
     As of December 31, 2007, we had federal net operating loss, or NOL, carryforwards of approximately $191 million for income tax purposes, which expire beginning in 2018 through 2027. The use of the NOLs is limited to our future taxable earnings. Utilization of the operating losses are subject to limitations in the event of an ownership change under the provisions of the Internal Revenue Code.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Risk Management Policies
     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates and other market changes. Market risk is attributed to all market- sensitive financial instruments, including debt instruments. Our operations are exposed to financial market risks, primarily changes in interest rates. Our outstanding term loan under the credit facility is at a fixed rate of interest and therefore, has minimal exposure to changes in interest rates. Our interest rate risk primarily relates to our investments in marketable securities.
     The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to specific types of instruments issued by institutions with investment-grade credit ratings, and places certain restrictions on maturities and concentration by issuer.
     At March 31, 2008, marketable securities consisted primarily of corporate debt and U.S. Government agency-backed discounted notes, and approximated $5.2 million. Our marketable securities had maturity dates of up to six months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At March 31, 2008, market values approximated carrying values. At March 31, 2008, we had approximately $37.9 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned on such balance of up to approximately $379,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of its filing of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of certain of these Orange Book-listed U.S. patents but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of certain Orange Book-listed patents in response to IMPAX’s December notice.
     Actavis ANDA Litigation.
     On February 14, 2008, the Company received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, Endo and the Company filed a lawsuit against Actavis in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent No. 5,958,456.

Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall. An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $34.5 million, $31.3 million and $22.9 million during 2007, 2006 and 2005, respectively. For the three month period ended March 31, 2008, our net loss was $10.3 million. As of March 31, 2008, our accumulated deficit was approximately $217 million.
     Our strategy includes developing drug candidates to treat disorders of the nervous system which will require us to incur substantial costs and expenses associated with clinical trials, regulatory approvals and commercialization. As a result, we expect to continue to incur net losses until such time as we can generate significant revenue from Opana ER or other products that we develop. Net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.
     Our future profitability will depend on several factors, including:
•	the commercial success of Opana ER, and the timing and amount of royalties from Endo’s sales of Opana ER which may be affected by any potential generic entry;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our costs of development for drug candidates to which we acquire rights under the Edison agreement;

•	the successful development and commercialization of product candidates in our portfolio;

•	the level of investment for acquisitions or in-licensing of compounds or technologies intended to support our growth; and

•	royalties from Mylan’s sales of Pfizer’s generic Procardia XL 30 mg.
     We may require additional funding which may be difficult to obtain
     As of March 31, 2008, we had cash, cash equivalents and short-term investments of $37.9 million. On March 11, 2008, we sold units representing an aggregate of 8,140,600 shares of our common stock, together with warrants to purchase an aggregate of 4,070,301 shares of common stock, in a private placement, for a total purchase price of approximately $25.1 million. We expect net proceeds to be approximately $23.1 million after deducting the placement agent’s fees and other estimated expenses. A description of the private placement is included in “Part I. Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Sources of Liquidity.”
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis into at least the second half of 2009. We currently anticipate that we will begin to recognize royalties from Endo related to Opana ER in the second half of 2008. In addition, we have taken measures to reduce our spending and to manage our costs more closely and are adjusting the pace and timing of our planned clinical programs to match these costs with our financial resources. Finally, we plan to seek to enter into collaboration and licensing agreements for nalbuphine ER and other of our products and technologies. If we are unsuccessful, these efforts, we may not be able to fund our ongoing operations into at least the second half of 2009 without seeking additional funding from the capital markets. If the anticipated Opana ER royalties are delayed or less than we anticipate, if we are not successful in managing our costs more closely, or if we are unable to enter into collaboration and licensing agreements for our products or technologies on favorable terms or at all, we may need to seek financing sooner than we anticipate.
     Our requirements for additional capital may be substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for product candidates for which we acquired rights under this agreement;

•	the progress of other collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the structure and terms of any future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, including our costs associated with the IMPAX and Actavis litigation and any other litigation in which we become involved;

•	the level of our investments in capital expenditures for facilities and equipment; and

•	our success in reducing our spending and managing our costs.
     If we raise additional funds by issuing equity securities, it will result in further dilution to our then-existing shareholders. Debt financing, such as that under our current credit facility, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may also contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, including our planned clinical trials, which could harm our business, financial condition and operating results.
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
     IMPAX has filed an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg, which ANDA was accepted for filing by the FDA as of November 23, 2007. Actavis has also filed an ANDA for the above strengths of Opana ER. We and Endo filed patent infringement suits against each of IMPAX and Actavis in connection with their respective ANDAs. Descriptions of these suits are included in “Part II. Item 1. — Legal Proceedings.”
     We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. We believe that we are entitled to a 30-month stay against IMPAX beginning on December 14, 2007 and a 30-month stay against Actavis beginning February 14, 2008. However, IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA. If this occurs or if we and Endo are unsuccessful in our Hatch-Waxman suits, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and our results of operations and financial condition.
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
Our success depends on our ability to protect our patents and other intellectual property rights
     Our success depends in significant part on our ability to obtain patent protection for our products, both in the United States and in other countries, and our ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Patents may not be issued from any patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents. We have four issued U.S. patents listed in the Orange Book for Opana ER. As the owner of the patents listed in the Orange Book for Opana ER, we may become a party to Hatch-Waxman litigation. We and Endo filed patent infringement suits against IMPAX and Actavis in connection with their respective ANDAs for Opana ER. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX and Actavis because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of 30-month stay could subject Opana ER to generic competition as early as June 2009 when the new dosage form exclusivity for Opana ER expires. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and results of our operations and financial condition.
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
     We face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, pricing, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products, or obtain more effective patent protection. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which would adversely affect our competitive position, the likelihood that our product will achieve initial market acceptance and our ability to generate meaningful revenues from our products. Even if our products achieve initial market acceptance, competitive products may render our products obsolete or noncompetitive. If our products are rendered obsolete, we may not be able to recover the expenses of developing and commercializing those products.
     We face competition from numerous public and private companies and their extended release technologies, including the oral osmotic pump (OROS) technology marketed by Johnson & Johnson, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, and traditional matrix systems marketed by SkyePharma plc.
     Opana ER faces, and our products in development will face, competition from products with the same indications. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic version being developed by IMPAX or Actavis.
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
     Some of the products we are developing are proprietary products that are based on active drug substances that are not protected by patents. These products will compete against other products developed using the same or similar active drug substances, including branded products, as well as their generic versions, based primarily on price. In addition, our products may compete against other competitive products in the same therapeutic class.
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
Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims
     Even if we receive regulatory approval for A0001 or any other product candidate developed through our collaboration with Edison, we will have tested them in only a small number of carefully selected patients during our clinical trials. If our applications for marketing are approved and more patients from the general population begin to use our products, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. In addition, we may be required to conduct additional clinical trials, make changes in labeling of our products, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.
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
The recently enacted Food and Drug Administration Amendment Act of 2007, or FDAAA, may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval.
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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial scale facilities to manufacture our TIMERx materials or other products we are developing. We currently rely on Draxis Specialty Pharmaceuticals Inc. for the bulk manufacture of our TIMERx materials under a manufacturing and supply agreement with an initial term that expires in November 2009. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the agreement at least 180 days prior to the end of the then-current term. We are not a party to any agreements with our third party manufacturers for the products that we are currently evaluating in clinical trials, except for purchase orders or similar arrangements.
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
     We may not be able to successfully develop our own manufacturing capabilities. If we decide to develop our own manufacturing capabilities, we will need to recruit qualified personnel, and build or lease the requisite facilities and equipment we currently do not have. Moreover, it may be very costly and time consuming to develop such capabilities.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $13.96 per share and $2.50 per share, respectively, for the twelve months ended March 31, 2008. On May 5, 2008, the closing price of our common stock was $2.78. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
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

PENWEST PHARMACEUTICALS CO.
Date: May 7, 2008	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Amendment to Rights Agreement dated as of March 5, 2008 between the Registrant and Mellon Investor Services LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2008 (File No. 000-23467)).

4.2	Amendment No. 2 to Rights Agreement dated as of March 20, 2008 between the Registrant and Mellon Investor Services LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008 (File No. 000-23467)).

10.1	Securities Purchase Agreement dated March 5, 2008, between the Registrant and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2008 (File No. 000-23467)).

10.2	Form of Warrant issued by the Registrant to each of the purchasers under the Securities Purchase Agreement, dated March 5, 2008 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2008 (File No. 000-23467)).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.