Form 10-Q
period 2008-06-30
PENWEST PHARMACEUTICALS CO
filed 2008-08-08
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2008.

Class	Outstanding
Common Stock, par value $.001	31,654,967

PENWEST PHARMACEUTICALS CO.

     TIMERx®, Geminex® and SyncroDose® are our registered trademarks. GastroDose™ is also our trademark. Other tradenames and trademarks appearing in this quarterly report, including Endo Pharmaceuticals Inc.’s Opana® trademark, are the property of their respective owners.
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
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,318	$15,680
Marketable securities	5,359	7,293
Trade accounts receivable	738	781
Inventories:
Raw materials and other	36	37
Finished goods	552	630

Total inventories	588	667
Prepaid expenses and other current assets	834	1,489

Total current assets	30,837	25,910
Fixed assets, net	3,045	3,582
Patents, net	2,541	2,539
Deferred charges	2,389	2,479
Other assets, net	2,303	2,472

Total assets	$41,115	$36,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$424	$2,239
Accrued expenses	1,669	1,602
Accrued development costs	973	1,483
Loan payable — current portion	3,944	2,405
Deferred compensation — current portion	290	290

Total current liabilities	7,300	8,019
Loan payable	6,854	9,595
Accrued financing fees	360	360
Deferred revenue	290	183
Deferred compensation	2,458	2,588

Total liabilities	17,262	20,745
Shareholders’ equity
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,646,899 shares at June 30, 2008 and 23,426,323 shares at December 31, 2007	32	23
Additional paid in capital	247,762	222,927
Accumulated deficit	(224,119)	(206,893)
Accumulated other comprehensive income	178	180

Total shareholders’ equity	23,853	16,237

Total liabilities and shareholders’ equity	$41,115	$36,982

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Revenues:
Royalties and licensing fees	$670	$546	$1,101	$1,265
Product sales	302	166	530	289
Research and development reimbursements	344	—	424	—

Total revenues	1,316	712	2,055	1,554

Cost of revenues:
Cost of product sales	148	144	246	254
Cost of research and development reimbursements.	360	—	431	—

Total cost of revenues	508	144	677	254

Gross profit	808	568	1,378	1,300

Operating expenses:
Selling, general and administrative	3,071	3,667	7,395	7,388
Research and product development	4,524	6,042	10,909	10,426

Total operating expenses	7,595	9,709	18,304	17,814

Loss from operations	(6,787)	(9,141)	(16,926)	(16,514)
Investment income	180	530	379	1,019
Interest expense	(321)	(347)	(678)	(417)

Loss before income tax expense	(6,928)	(8,958)	(17,225)	(15,912)

Income tax expense	—	—	—	—

Net loss	$(6,928)	$(8,958)	$(17,225)	$(15,912)

Net loss per common share	$(0.22)	$(0.39)	$(0.61)	$(0.69)

Weighted average shares of common stock outstanding	31,486	23,185	28,299	23,164

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(17,225)	$(15,912)
Adjustments to reconcile net loss to net cash used in operating activities	2,169	619

Net cash used in operating activities	(15,056)	(15,293)
Investing activities:
Acquisitions of fixed assets, net	(31)	(399)
Patent costs	(201)	(141)
Proceeds from maturities of marketable securities	9,800	25,304
Purchases of marketable securities	(7,859)	(17,403)
Loan disbursed to collaborator	(1,000)	—

Net cash provided by investing activities	709	7,361

Financing activities:
Proceeds from loan payable	—	12,000
Repayment of debt	(1,202)	—
Debt issuance costs	—	(112)
Issuance of common stock, net	23,187	849

Net cash provided by financing activities	21,985	12,737

Net increase in cash and cash equivalents	7,638	4,805
Cash and cash equivalents at beginning of period	15,680	16,182

Cash and cash equivalents at end of period	$23,318	$20,987

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
     The Company is currently developing product candidates designed for the treatment of pain, mitochondrial diseases and Parkinson’s disease. The Company is developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain. In addition, the Company is developing A0001, a product candidate designed for the treatment of mitochondrial diseases, under a collaboration and license agreement with Edison Pharmaceuticals, Inc. (“Edison”) that the Company entered into in July 2007 (the “Edison Agreement”). Under the Edison Agreement, the Company has agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. The Company initially intends to develop A0001 for the treatment of mitochondrial diseases. Finally, the Company has a product candidate in development for the treatment of the symptoms of Parkinson’s disease.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for a charge the Company recorded in the three month period ended March 31, 2008 to selling, general and administrative expense in the amount of $1.0 million to establish a reserve against a loan receivable from Edison (see Note 11). Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     During the three and six month periods ended June 30, 2008, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
3. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
transacted in the three and six month periods ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no effect on the Company’s condensed financial statements. The Company continues to carry its marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended.
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
     In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is in the process of evaluating the effect the adoption of this pronouncement will have on its results of operations, financial position, cash flows and related disclosures.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
4. Other Assets
     Other assets are comprised of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 9):
Cash surrender value of life insurance policies	$2,222	$2,468
Money market account	81	4

	2,303	2,472
Loan receivable from collaborator (see Note 11)	1,000	—

	3,303	2,472
Allowance for loan receivable from collaborator	(1,000)	—

Other assets, net	$2,303	$2,472

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Loans Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., which was acquired by GE Capital in February 2008, and is now known as GE Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company may access until September 15, 2008, subject to conditions specified in the Credit Facility. Under the Credit Facility, the Company may not access this second amount unless the Company’s market capitalization at the time of the advance request is greater than $250 million and an additional patent relating to Opana ER has been issued and listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly called the Orange Book. On October 2, 2007, an additional patent relating to Opana ER was issued and listed in the Orange Book. As a result, the Company may access the additional $12.0 million at any time prior to September 15, 2008 that the Company’s market capitalization is greater than $250 million. As of August 4, 2008, the Company’s market capitalization was approximately $110 million.
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: its intellectual property, which is subject to a negative pledge; royalty payments from Mylan Pharmaceuticals Inc. (“Mylan”) on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and the assets of the Company’s trust described in Note 9. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. Each loan has a term of 42-months from the date of advance with interest-only payments for the first nine months, but in any event, not beyond September 30, 2008; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term.
     Amounts outstanding under the Credit Facility bear interest at an annual rate of one-month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of June 30, 2008, the interest rate on the Credit Facility was 10.32% and $10.8 million was outstanding.
     Pursuant to the repayment terms, principal payments on the term loan outstanding commenced in January 2008. As of June 30, 2008, principal payments due on the $10.8 million term loan outstanding under the Credit Facility are as follows:

(unaudited)
(in thousands)
Less than one year	$3,944
One to two years	5,483
Two to three years	1,371

$10,798

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheets as of June 30, 2008 and December 31, 2007. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(unaudited) (in thousands)
Corporate debt securities	$2,693	$—	$—	$2,693
Government sponsored enterprises	2,666	—	—	2,666

Total	$5,359	$—	$—	$5,359

     The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value.
7. Shareholders’ Equity
Private Placement
     On March 11, 2008, the Company sold units representing of an aggregate of 8,140,600 shares of its Common Stock, together with warrants to purchase an aggregate of 4,070,301 shares of its Common Stock, in a private placement, for a total purchase price of approximately $25.1 million. The Company received net proceeds of approximately $23.1 million from this private placement, after deducting the placement agent’s fees and other expenses.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Share-Based Compensation
     Total share-based compensation was recognized by the Company as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Research and product development	$215	$198	$450	$(84)
Selling, general and administration	526	927	1,207	1,526

Total stock based compensation	$741	$1,125	$1,657	$1,442

     The decrease in share-based compensation expense in the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007 is primarily attributable to lower expense associated with outstanding stock options in the 2008 three month period as compared to the 2007 three month period, primarily as a result of decreases in the price of the Company’s common stock.
     The increase in share-based compensation expense in the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007 is primarily attributable to higher levels of actual forfeitures of employee stock options recorded in the 2007 six month period as compared to the 2008 six month period.
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
     On July 27, 2008, the Rights expired in accordance with the Rights Agreement.
8. Income Taxes
     The Company’s effective tax rates for the three and six month periods ended June 30, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
9. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,076,000 and $2,092,000 as of June 30, 2008

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
and December 31, 2007, respectively, including the current portion of approximately $147,000 at June 30, 2008, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Interest cost	$30	$30	$59	$59
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$30	$30	$60	$60

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $14,000 and $15,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $30,000 and $32,000 for the six month periods ended June 30, 2008 and 2007, respectively. The liability for the DCP was approximately $672,000 and $786,000 as of June 30, 2008 and December 31, 2007, respectively, including the current portion of approximately $143,000 at June 30, 2008, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $2,222,000 as of June 30, 2008 and $2,468,000 as of December 31, 2007. Trust assets, including $81,000 and $4,000 held in a money market account at June 30, 2008 and December 31, 2007, respectively, are included in other assets in the Company’s condensed balance sheets.
10. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Unrealized gains on marketable securities	$4	$7
Adjustment for funded status of post retirement plan	174	173

Accumulated other comprehensive income	$178	$180

     The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net loss	$(6,928)	$(8,958)	$(17,225)	$(15,912)
Changes in unrealized net gains and losses on marketable securities	(8)	—	(3)	7
Adjustment for funded status of post retirement plan	—	1	1	1

Comprehensive loss	$(6,936)	$(8,957)	$(17,227)	$(15,904)

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and was further amended in January 2007 and in July 2008, as described below.
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
     Under the terms of the agreement:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments will be due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). If the Company was not subject to the Royalty Holiday, the Company would have recognized royalties from Endo of approximately $8.1 million and $15.4 million, respectively, for the three and six month periods ended June 30, 2008. Cumulatively, through June 30, 2008, approximately $35.1 million has been applied against the Royalty Holiday. The Company expects to begin to recognize royalties from Endo related to sales of Opana ER in the third quarter of 2008.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. This temporary reduction in royalties will not apply until the threshold for the Royalty Holiday has been met.
     The Company and Endo are currently in litigation with IMPAX Laboratories, Inc. (“IMPAX”) and Actavis South Atlantic LLC (“Actavis”) in connection with their respective Abbreviated New Drug Applications (“ANDAs”) for Opana ER (see Note 12).
     The Company and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008. Under the terms of this amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed the Company for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional Edison drug candidate. The Company initially intends to develop A0001 for the treatment of mitochondrial diseases. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.
     In consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million. The Company also agreed to pay Edison a total of $5.5 million over the initial 18 months of the research period to fund Edison’s discovery and research activities during the period. As of June 30, 2008, the Company had paid $3.8 million of the $5.5 million to Edison. The payments are made in quarterly installments, with the final payment due in January 2009. The Company is also required to make payments to Edison upon the achievement of specified milestones set forth in the Edison Agreement and royalty payments based on net sales of products containing A0001, any other compound as to which the Company has exercised its option, or any replacement compound. In July 2008, a milestone was achieved in connection with the Company commencing dosing in a Phase Ia clinical trial of A0001, which will require a payment to Edison in August 2008.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan plus 5%, or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the three month period ended March 31, 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $21,000 and $33,000, respectively, for the three and six month periods ended June 30, 2008.
Mylan Pharmaceuticals Inc.
     In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. Mylan’s sales in the United States in 2007 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $21.3 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2007, 2006 and 2005, royalties from Mylan were approximately $2.6 million, $3.1 million and $3.9 million, respectively, or 77%, 89% and 63%, respectively, of the Company’s total revenue. Royalties from Mylan were approximately $537,000 and $542,000 for the three month periods ended June 30, 2008 and 2007, respectively, and approximately $959,000 and $1.3 million for the six month periods ended June 30, 2008 and 2007, respectively.
Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies. In connection with these agreements, the Company generally receives nonrefundable up-front payments which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
commercialization of the product. The Company is a party to two such drug delivery technology collaborations, including a development and licensing agreement with Cobalt Laboratories Inc., which was entered into during the three month period ended June 30, 2008.
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
     On June 14, 2008, the Company and Endo each received a notice from IMPAX advising the Company and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, the Company and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of certain Orange Book — listed patents in response to the notice.
Actavis ANDA Litigation
     On February 14, 2008, the Company and Endo each received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008,

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Endo and the Company filed a lawsuit against Actavis in the United States District Court for the District of New Jersey (“U.S. Dist. Ct., NJ”) alleging infringement of U.S. Patent No. 5,958,456.
     On June 2, 2008, the Company and Endo each received a notice from Actavis advising the Company and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, the Company and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, Endo and the Company filed a lawsuit against Actavis in the U.S. Dist. Ct., NJ, alleging infringement of U.S. Patent No. 5,958,456 in response to these two additional Paragraph IV certification notices from Actavis.
     The Company is a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
13. Subsequent Events
Sandoz Paragraph IV Patent Certification Notice
     On July 10, 2008, the Company and Endo each received a notice from Sandoz Inc. (“Sandoz”) advising the Company and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. The Company and Endo are currently reviewing this Paragraph IV certification notice and Sandoz’s ANDA and evaluating all available legal and regulatory options.

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
     We are currently developing product candidates designed for the treatment of pain, mitochondrial diseases and Parkinson’s disease. We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain. In addition, we are developing A0001, a product candidate designed for the treatment of mitochondrial diseases, under a collaboration and license agreement with Edison Pharmaceuticals, Inc, or Edison, that we entered into in July 2007. Under the Edison agreement, we have agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. We initially intend to develop A0001 for the treatment of mitochondrial diseases. Finally, we are developing one other product candidate for the treatment of the symptoms of Parkinson’s disease.
     On March 11, 2008, we sold units representing an aggregate of 8,140,600 shares of our common stock, together with warrants to purchase an aggregate of 4,070,301 shares of our common stock, in a private placement, for a total purchase price of approximately $25.1 million. We received net proceeds of approximately $23.1 million from this private placement, after deducting the placement agent’s fees and other expenses. The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised pursuant to cashless exercise provisions under certain circumstances.
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
     Under the terms of our collaboration with Endo, Endo will pay us royalties based on U.S. sales of Opana ER. No payments are due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch, a period we refer to as the royalty holiday. We believe that, based upon the sales estimates provided to us by Endo and the current sales growth of Opana ER, we will begin to recognize royalties from Endo related to sales of Opana ER in the third quarter of 2008. In addition, under the terms of the agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside of the United States will be divided equally between Endo and us. We and Endo are currently seeking a collaborator to develop and commercialize Opana ER in Europe. A description of our agreement with Endo is included under the caption “Collaboration and Licensing Agreements” in “Part I. Item 1. Notes to Condensed Financial Statements”.
     We and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed us for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000.
     We and Endo are parties to two lawsuits against IMPAX Laboratories, Inc., or IMPAX, in connection with IMPAX’s Abbreviated New Drug Application, or ANDA, for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. On July 25, 2008, we and Endo filed a third lawsuit against IMPAX in connection with its amended ANDA for Opana ER 7.5mg, 15 mg and 30 mg. IMPAX notified Endo and us in October and November of 2007 that its ANDA contained Paragraph IV certifications for our patents, U.S. Patent Nos. 5,662,933, 5,958,456, and 7,276,250, listed in the Orange Book for Opana ER. We and Endo originally filed a lawsuit against IMPAX in the United States District Court for the District of Delaware, or U.S. Dist. Delaware, on November 15, 2007 alleging infringement of certain of these patents, and seeking a declaratory judgment that, among other things, IMPAX had no basis to trigger the ANDA patent litigation process under the Hatch-Waxman Act because the FDA, according to IMPAX’s press releases, had rescinded its acceptance of IMPAX’s original ANDA before the date of IMPAX Paragraph IV certification notices. In addition, we and Endo asked the court to declare these Paragraph IV certification notices to be null, void and of no legal effect.
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
     On June 14, 2008, we and Endo each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of certain of these Orange Book — listed patents in response to the notice.
     On February 14, 2008, we, along with Endo, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456, and 7,276,250, which cover the formulation of Opana ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013, and 2023, respectively. On March 28, 2008, we and Endo filed a lawsuit against Actavis in the United States District Court for the District of New Jersey or U.S. Dist. Ct., NJ, alleging infringement of U.S. Patent No. 5,958,456. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning February 14, 2008. On June 2, 2008, we and Endo each received a notice from Actavis advising us that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, we and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. Ct., NJ alleging infringement of U.S. Patent No. 5,958,456 in response to these two additional Paragraph IV certification notices from Actavis.
     A description of the lawsuits related to Opana ER are included in “Part II. Item 1 — Legal Proceedings.” We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER.
     On July 10, 2008, we and Endo each received a notice from Sandoz Inc., or Sandoz, advising us and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This

ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. We and Endo are currently reviewing this Paragraph IV certification notice and Sandoz’s ANDA, and are evaluating all available legal and regulatory options.
     Nalbuphine ER. Nalbuphine ER is a drug candidate we are developing for the treatment of moderate chronic pain. In January 2008, we reported the results of a Phase IIa trial that we conducted to determine the safety and efficacy of nalbuphine ER compared to placebo for the treatment of moderate chronic pain. The trial was a randomized, double-blind, placebo-controlled design, with a forced weekly dose escalation with the main objective to evaluate the analgesic efficacy of nalbuphine ER in a patient population experiencing chronic pain. We designed the trial with multiple endpoints related to clinical pain relief in an effort to understand the activity of the drug and to provide the basis for designing a Phase IIb study. Based on the Phase IIa study results, we concluded that nalbuphine ER demonstrated trends of efficacy sufficient to support continued development of the drug.
     We are planning a Phase IIb trial which we expect to be prepared to commence in late 2008. Initiation of the trial will be subject to the availability of resources. We are currently seeking to enter into a collaboration agreement with a third party for the development and commercialization of nalbuphine ER. We expect that the goals of the Phase IIb trial will be to demonstrate statistically significant analgesic efficacy of the drug versus placebo using an accepted clinical endpoint, and to characterize a clinically meaningful titration regimen. We believe that this trial will take approximately one year to complete. We expect that if we complete all the clinical trials required by the FDA for nalbuphine ER, we would seek FDA approval of nalbuphine ER through the filing of a 505 (b)(2) NDA.
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
     In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for certain indications. On July 14, 2008, we began dosing in a Phase Ia placebo-controlled single ascending dose trial designed to evaluate the safety and tolerability of A0001, and to collect pharmacokinetic data. The trial is also designed to determine if there is a maximum tolerated dose of the drug. We plan to enroll a total of 60 healthy volunteers in the trial. We anticipate that, based upon the results of this trial, further development of A0001 would involve a Phase Ib multiple ascending dose trial in healthy volunteers for which dosing could begin in early 2009, followed by a Phase IIa proof of concept trial in patients with mitochondrial diseases. In accordance with the Edison agreement, we are required to make a milestone payment to Edison in August 2008, in connection with the dosing which commenced for the Phase Ia trial noted above.
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
     PW4153. PW4153 is a drug candidate we are developing for the treatment of symptoms of Parkinson’s disease. We submitted an IND for PW4153 in May 2008. In July 2008, we began dosing in a Phase I clinical trial for PW4153. PW4153 is an extended release (ER) formulation of a marketed drug that is dosed multiple times a day that we reformulated using our TIMERx technology. The goal of our formulation is to extend the dosing interval of the drug while minimizing the peak-to-trough ratio, which we believe may enhance the efficacy, tolerability and convenience of the drug for Parkinson’s patients. The purpose of the Phase I trial of PW4153 is to assess the pharmacokinetics of our formulation in healthy volunteers. We expect data from this study in the fourth quarter of 2008.
     We have incurred net losses since 1994, including net losses of $34.5 million, $31.3 million and $22.9 million during 2007, 2006 and 2005, respectively. For the six month period ended June 30, 2008, our net loss was $17.2 million. As of June 30, 2008, our accumulated deficit was approximately $224 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products that we develop occur. We currently generate revenues primarily from royalties received from Mylan Pharmaceuticals Inc.’s, or Mylan, net sales of Pfizer Inc.’s, or Pfizer, generic version of Procardia XL 30 mg, and to a lesser extent, from bulk sales of TIMERx to Endo for Opana ER. Our future profitability will depend on several factors, including:
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
     Our results of operations may fluctuate from quarter to quarter depending on the amount and timing of royalties on Endo’s sales of Opana ER, which we expect to begin to recognize in the third quarter of 2008, Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg, the volume and timing of shipments of formulated bulk TIMERx material, including to Endo, the variations in payments under our collaborative agreements, and the amount and timing of our investment in research and development activities.
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

Results of Operations for the Three and Six Month Periods Ended June 30, 2008 and 2007
Revenues

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2008	(decrease)	2007	2008	(decrease)	2007
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and licensing fees	$670	23%	$546	$1,101	(13)%	$1,265
Product sales	302	82	166	530	83	289
Research and development reimbursements	344	n/a	—	424	n/a	—

Total revenue	$1,316	85%	$712	$2,055	32%	$1,554

     Royalties and licensing fees for the three and six month periods ended June 30, 2008 and 2007 primarily related to royalties received from Mylan on its sales of Pfizer’s generic version of Procardia XL 30 mg. Royalties and licensing fees increased in the 2008 three month period as compared to the 2007 three month period due to licensing revenue from a drug delivery collaboration, recognized in the 2008 three month period. Royalties and licensing fees decreased in the 2008 six month period as compared to the 2007 six month period due to decreased royalties from Mylan as a result of a decrease in Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, which were partially offset by licensing revenue from a drug delivery collaboration, recognized in the 2008 six month period.
     Pursuant to our strategic alliance agreement with Endo with respect to the development of Opana ER, no royalty payments will be due to us for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006. If we were not subject to the royalty holiday as described above, we would have recognized royalties from Endo of approximately $8.1 million and $15.4 million, respectively, for the three and six month periods ended June 30, 2008. Cumulatively, through June 30, 2008, approximately $35.1 million has been applied against the royalty holiday. We believe that, based upon the sales estimates provided to us by Endo and the current sales growth of Opana ER, we will begin to recognize royalties from Endo related to sales of Opana ER in the third quarter of 2008.
     Our product sales in the three and six month periods ended June 30, 2008 and 2007 consisted of sales of formulated TIMERx material to Endo for use in Opana ER. Product sales increased in the 2008 three and six month periods in comparison with the respective 2007 three and six month periods as a result of an increase in the selling price of TIMERx material to Endo, as provided for under our agreement. In connection with the amendment to the Endo agreement we entered into with Endo in July 2008, we expect the selling price of TIMERx material to Endo to decrease for the remainder of 2008 to approximately the levels which were in effect for 2007.
     Revenue from research and development reimbursements consists of reimbursements of our expenses under a research and development collaboration agreement involving the development of a product candidate using our TIMERx technology.
Cost of Revenues

	Three months	Percentage	Three months	Six months	Percentage	Six months
	ended	increase	ended	ended	increase	ended
	June 30, 2008	(decrease)	June 30, 2007	June 30, 2008	(decrease)	June 30, 2007
	(In thousands, except percentages)			(In thousands, except percentages)
Cost of product sales	$148	3%	$144	$246	(3)%	$254
Cost of research and development reimbursements	360	n/a	—	431	n/a	—

Total cost of revenues	$508	253%	$144	$677	167%	$254

     Cost of product sales primarily consists of the costs related to sales of formulated TIMERx material to Endo for use in Opana ER, as well as amortization of related patent and deferred royalty costs.
     Cost of research and development reimbursements consists of our expenses under a research and development collaboration agreement involving the development of a product candidate using our TIMERx technology.

Selling, General and Administrative Expenses

	Three months	Percentage	Three months	Six months	Percentage	Six months
	ended	increase	ended	ended	increase	ended
	June 30, 2008	(decrease)	June 30, 2007	June 30, 2008	(decrease)	June 30, 2007
	(In thousands, except percentages)			(In thousands, except percentages)

Selling, general and administrative expenses	$3,071	(16)%	$3,667	$7,395	n/a	$7,388
     The decrease in selling, general and administrative, or SG&A, expenses for the three month period ended June 30, 2008 as compared to the comparable period in 2007 was primarily attributable to lower share-based compensation expense and lower facility related costs. The decrease in our facility-related costs noted above was primarily attributable to our efforts in 2007 to explore alternative locations for our facilities. In June 2007, we extended the lease terms of our two facilities.
     For the six month period ended June 30, 2008, total SG&A expenses were comparable to the six month period ending June 30, 2007. Included in the 2008 six month period was an impairment charge we recorded in the first quarter of 2008 in the amount of $1.0 million to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under our agreement with Edison. This charge was offset by lower facility related costs, as discussed above, and lower share-based compensation expense in the 2008 six month period as compared to the 2007 six month period, primarily attributable to lower expense associated with outstanding stock options in 2008, primarily as a result of decreases in the price of our common stock.
     In March 2008, we undertook measures, including headcount reductions, to reduce our overhead expenses and to more closely control our future costs. We expect that the annualized cost savings from these actions will reduce our SG&A expenses over the course of 2008 as compared to 2007.
Research and Product Development Expenses
     Research and product development, or R&D, expenses were $4.5 million and $10.9 million, respectively, for the three and six month periods ended June 30, 2008, as compared to $6.0 million and $10.4 million for the three and six month periods ended June 30, 2007.
     The decrease for the 2008 three month period as compared to the 2007 three month period was primarily due to lower expenses related to nalbuphine ER, reflecting the cost in 2007 of the Phase IIa proof of concept trial of nalbuphine ER that we completed in January 2008 and lower expenses on other early stage product candidates, including torsemide ER, on which we ceased development efforts in the third quarter of 2007. Offsetting these lower expenses were payments to Edison for sponsored research and expenses related to preclinical work we conducted on A0001, the lead candidate licensed under the Edison agreement.
     The increase for the 2008 six month period as compared to the 2007 six month period was primarily due to payments to Edison for sponsored research, expenses related to preclinical work we conducted on A0001 in 2008 and higher share-based compensation expense due to higher levels of actual forfeitures of employee stock options recorded in the 2007 six month period as compared to the 2008 six month period. Partially offsetting these expenses were lower expenses related to nalbuphine ER and lower expenses on early stage product candidates.
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

     In the table below, R&D expenses are set forth in the following categories:

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	Increase	June 30,	June 30,	Increase	June 30,
	2008	(Decrease)	2007	2008	(Decrease)	2007
	(in thousands, except percentages)			(in thousands, except percentages)
Nalbuphine ER	$519	(79)%	$2,522	$1,635	(53)%	$3,487
Edison Program	1,454	n/a	—	3,634	n/a	—
PW4153	104	112	49	149	2	146
Other Phase I Products and Internal Costs	2,447	(30)	3,471	5,491	(19)	6,793

Total Research and Product Development Expense	$4,524	(25)%	$6,042	$10,909	5%	$10,426

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
•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 11% and 15%, respectively, of our R&D expenses for the three and six month periods ended June 30, 2008 and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER. The expenses for this program decreased in the 2008 periods as compared to the 2007 periods, as the 2007 periods reflect costs we incurred in connection with a Phase I safety trial that we completed in 2007, a Phase IIa trial that we completed in January 2008 and costs for the purchase of drug active. For the remainder of 2008, the level of our spending related to nalbuphine ER will depend on the terms of any collaboration agreement we enter into and the timing of the Phase IIb trial, which will be subject to the availability of resources.

•	Edison Program — These expenses reflect our funding of Edison’s research activities under the Edison agreement as well as our direct external expenses relating to the development of A0001. These expenses approximated 32% and 33%, respectively, of our R&D expenses for the three and six month periods ended June 30, 2008 and included quarterly research and development payments to Edison totaling $2.0 million. We anticipate that these expenses will continue to increase in 2008 as we make further quarterly research and development payments for the remainder of 2008 as well as a milestone payment to Edison noted above, and increase our activity with respect to the development of A0001, including conducting a Phase Ia clinical trial that was commenced in July 2008. The quarterly research and development payments to Edison end in January 2009.

•	PW4153 — These expenses reflect our direct external expenses relating to the development of PW4153. These expenses approximated 2% and 1%, respectively, of our R&D expenses for the three and six month periods ended June 30, 2008 and consisted primarily of payments to third parties in connection with clinical trials and other development work. We anticipate that these expenses will increase in 2008 as we conduct the Phase Ia clinical trial of PW4153 that we commenced in July 2008.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, stock-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active.
These costs decreased in the three and six month periods ended June 30, 2008 from the three and six month periods ended June 30, 2007, primarily as a result of the termination of certain programs in 2007 as well as the termination of our program for PW4110 in the first quarter of 2008. We continually evaluate the Phase I product candidates we are developing, and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.
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
Share-Based Compensation
     Share based compensation was recorded as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Research and product development	$215	$198	$450	$(84)
Selling, general and administration	526	927	1,207	1,526

Total stock based compensation	$741	$1,125	$1,657	$1,442

     The decrease in share-based compensation expense in the three month period ended June 30, 2008 as compared to the three month period ended June 30, 2007 is primarily attributable to lower expense associated with outstanding stock options in the 2008 three month period as compared to the 2007 three month period, primarily as a result of decreases in the price of our common stock.
     The increase in share-based compensation expense in the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007 is primarily attributable to higher levels of actual forfeitures of employee stock options recorded in the 2007 six month period as compared to the 2008 six month period.
Tax Rates
     The effective tax rates for the three and six month periods ended June 30, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Mylan and other collaborators, and advances under credit facilities. As of June 30, 2008, we had cash, cash equivalents and short-term investments of $28.7 million.
     Private Placement. On March 11, 2008, we sold units representing an aggregate of 8,140,600 shares of our common stock, $0.001 par value per share, together with warrants to purchase an aggregate of 4,070,301 shares of our common stock, in a private placement, for a total purchase price of approximately $25.1 million. We received net proceeds of approximately $23.1 million from this private placement, after deducting the placement agent’s fees and other expenses. The warrants are exercisable on or prior to March 11, 2013, at an exercise price of $3.62 per share. The warrants may also be exercised pursuant to cashless exercise provisions under certain circumstances.
     Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the Securities and Exchange Commission, or SEC, on April 10, 2008, registering for resale the shares and shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009, or (B) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
     Senior Secured Credit Facility. On March 13, 2007, we entered into a $24.0 million senior secured credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., which was acquired by GE Capital in February 2008, and is now known as GE Business Financial Services Inc. The credit facility consists of: (i) a $12.0 million term loan advanced upon the closing of the credit facility and (ii) a $12.0 million term loan that we may access until September 15, 2008, subject to conditions specified in the agreement. Under the credit facility, we may not access this second amount unless our market capitalization at the time of the advance request is greater than $250 million and an additional patent relating to Opana ER has been issued and listed in the FDA’s Orange Book. On October 2, 2007, a patent relating to Opana ER was issued and listed in the Orange Book. As a result, we may access the additional $12.0 million at any time that our market capitalization is greater than $250 million up until September 15, 2008, as noted above. We do not currently anticipate that we will draw the second term loan due to our current market capitalization as well as our recently completed financing.
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
     Amounts outstanding under the credit facility bear interest at an annual rate of one month LIBOR at the time of the advance plus 5%. The rate will be fixed for the term of the applicable loan. At the time of final payment of each loan under the credit facility, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter. As of June 30, 2008, the interest rate on the credit facility was 10.32% and $10.8 million was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Based on the terms of the credit facility, the loan amount currently outstanding will be fully paid by September 2010.
Cash Flows
     We had negative cash flow from operations for the six month period ended June 30, 2008 of $15.1 million, primarily due to a net loss of $17.2 million in the period, which included non-cash charges of $1.0 million for the establishment of a loan reserve for the Edison loan discussed below, $1.7 million for share-based compensation and $0.8 million for depreciation and amortization. Cash flow from operations also reflected approximately $2.3 million in the net pay down of accounts payable and accrued expenses.
     Investing activities provided $0.7 million in cash for the six month period ended June 30, 2008, primarily reflecting maturities of marketable securities, net of purchases, of $1.9 million. This was partially offset by the $1.0 million loan to Edison discussed below. Net cash provided by investing activities also reflected funds expended to secure patents on technology we have developed and for the acquisition of laboratory equipment for drug development activities. Financing activities provided $22.0 million in cash, primarily from the private placement discussed above, partially offset by repayments of principle on our outstanding term loan described above.
     On February 5, 2008, we loaned Edison $1.0 million pursuant to the loan provisions of the Edison agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan, plus 5%, or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. As of August 4, 2008, $1.0 million in principal is outstanding under this loan. During the three month period ended March 31, 2008, we recorded an impairment charge of $1.0 million in our statement of operations as a result of our collectability assessment of the loan to Edison. In addition, as a result of our continuing collectability assessment, we are not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income we have not recognized approximated $21,000 and $33,000, respectively, for the three and six month periods ended June 30, 2008.
Funding Requirements
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis until at least late 2009.
     In order to achieve this, we have taken a series of measures to reduce our spending and manage our costs more closely, including adjusting the pace and timing of our planned clinical programs to match these costs with our financial resources. We plan to seek to enter into collaboration and licensing agreements for our product candidates, including nalbuphine, and technologies that may provide additional funding of our operations. If we are unsuccessful with these efforts, or we do not receive royalties from Endo in such amounts or at such times as we anticipate, we may not be able to fund our ongoing operations until at least late 2009 without seeking additional funding from the capital markets.
     We currently do not anticipate that we will draw the second $12 million term loan under our credit facility with GE Business Financial Services due to the level of our market capitalization and our recent financing. We expect our capital expenditures to be lower in 2008 as compared to 2007 and to not exceed approximately $250,000 for the year ending December 31, 2008 as we closely manage our capital spending.
     Our requirements for additional capital in our business are substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	our ability to enter into additional collaborations for our product candidates and technologies, and the structure and terms of any such future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.
     If we determine to acquire additional product candidates or technologies, or accelerate the development of any of our own product candidates, we may need to seek additional funding through collaborative agreements, or public financings of equity or debt securities.
     We plan to meet our long-term cash requirements through our existing levels of cash and marketable securities, and revenues from collaborative agreements, as well as through equity or debt financings. In July 2005, we filed a registration statement on Form S-3 with the SEC, which became effective on August 17, 2005. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. Under the rules adopted by the Securities and Exchange Commission in 2005, this shelf registration statement will expire on December 1, 2008. As of August 4, 2008, no securities have been issued under this shelf registration statement.
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
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities, purchase obligations primarily relating to clinical development, payments due under our credit facility relating to interest, principal and exit fees, obligations under deferred compensation plans as discussed below and obligations under our Edison agreement as described above. Following is a table summarizing our contractual obligations as of June 30, 2008 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$1,029	$741	$288	$—	$—
Purchase obligations	2,938	2,938	—	—	—
Payments due under credit facility	12,617	4,925	7,692	—	—
Deferred compensation, including current portion	2,748	294	587	587	1,280
Edison collaboration	1,667	1,667	—	—	—

Total	$20,999	$10,565	$8,567	$587	$1,280

Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance policies approximated $2.2 million as of June 30, 2008. Total trust assets, including amounts held in a money-market account, approximated $2.3 million as of June 30, 2008.
     The Edison collaboration included in the Contractual Obligations table above reflects our obligation to fund Edison’s discovery and research activities into the first quarter of 2009. Under the terms of the Edison agreement, we are obligated to make milestone payments to Edison upon the achievement of certain clinical and regulatory events. We will not be responsible for the payment of future milestone and/or royalty payments in the event that the development program is discontinued and the agreement is terminated. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, we may decide to discontinue the development of the product candidates under the Edison agreement. As a result, the contractual obligations as of June 30, 2008 listed in the table above do not include any such future potential milestone or royalty payments to Edison, and excludes the milestone payment due to Edison in August 2008, as noted above.
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
     At June 30, 2008, marketable securities consisted primarily of corporate debt and U.S. Government agency-backed discounted notes, and approximated $5.4 million. Our marketable securities had maturity dates of up to four months. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At June 30, 2008, market values approximated carrying values. At June 30, 2008, we had approximately $28.7 million in cash, cash equivalents and short-term investments, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned on such balance of up to approximately $287,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of its filing of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of certain of these Orange Book-listed U.S. patents but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of certain Orange Book-listed patents in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
     On June 14, 2008, we and Endo each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist.

Delaware, alleging infringement of certain Orange Book — listed patents in response to the notice. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30mg.
     Actavis ANDA Litigation.
     On February 14, 2008, the Company received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, Endo and the Company filed a lawsuit against Actavis in the U.S. District Court of New Jersey, or U.S. Dist. Ct., NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, we and Endo each received a notice from Actavis advising us and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, we and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. Ct., NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. We believe we are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall. An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.
     We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $34.5 million, $31.3 million and $22.9 million during 2007, 2006 and 2005, respectively. For the six month period ended June 30, 2008, our net loss was $17.2 million. As of June 30, 2008, our accumulated deficit was approximately $224 million.
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
     We may require additional funding which may be difficult to obtain
     As of June 30, 2008, we had cash, cash equivalents and short-term investments of $28.7 million. We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis into at least late 2009. We currently anticipate that we will begin to recognize royalties from Endo related to Opana ER in the third quarter of 2008. In addition, we have taken measures to reduce our spending and to manage our costs more closely and are adjusting the pace and timing of our planned clinical programs to match these costs with our financial resources. Finally, we plan to seek to enter into collaboration and licensing agreements for nalbuphine ER and other of our products and technologies. If we are unsuccessful with these efforts, we may not be able to fund our ongoing operations until at least late 2009 without seeking additional funding from the capital markets. If the anticipated Opana ER royalties are delayed or less than we anticipate, if we are not successful in managing our costs more closely, or if we are unable to enter into collaboration and licensing agreements for our products or technologies on favorable terms or at all, we may need to seek financing sooner than we anticipate.
     Our requirements for additional capital may be substantial and will depend on many factors, including:
•	the commercial success of Opana ER;

•	the timing and amount of payments received under collaborative agreements, including in particular our agreement with Endo with respect to Opana ER and our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for product candidates for which we acquired rights under this agreement;

•	the progress of other collaborative and independent development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	our ability to enter into additional collaborations for our product candidates and technologies, and the structure and terms of any such future collaborative agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER;

•	the level of our investments in capital expenditures for facilities and equipment; and

•	our success in reducing our spending and managing our costs.

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
     IMPAX and Actavis have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Sandoz has also filed an ANDA that covers the Opana ER 5 mg, 10 mg, 20 mg and 40 mg strengths. We and Endo have filed patent infringement lawsuits against each of IMPAX and Actavis in connection with their respective ANDAs. Descriptions of these lawsuits are included in “Part II. Item 1. — Legal Proceedings.”
     We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. We believe that we are entitled to a 30-month stay against IMPAX’s ANDA and Actavis’ ANDA. We are currently evaluating our options with regard to the Sandoz ANDA. IMPAX also announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5mg, 10 mg, 20 mg and 40 mg. If this occurs or if we and Endo are unsuccessful in our Hatch-Waxman suits, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We expect that competition from at least three generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we expect to receive from Endo and our results of operations and financial condition.
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
     Our success depends on our ability to protect our patents and other intellectual property rights
     Our success depends in significant part on our ability to obtain patent protection for our products, both in the United States and in other countries, and our ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Patents may not be issued from any patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents. We have four issued U.S. patents listed in the Orange Book for Opana ER. As the owner of the patents listed in the Orange Book for Opana ER, we may become a party to Hatch-Waxman litigation. We and Endo filed patent infringement suits against IMPAX and Actavis in connection with their respective ANDAs for Opana ER. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX and Actavis because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX in these four strengths. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of 30-month stay could subject Opana ER to generic competition as early as June 2009 when the new dosage form exclusivity for Opana ER expires. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and results of our operations and financial condition.
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
     We are dependent on our collaborators to manufacture and commercialize our products
     We have historically collaborated with partners to facilitate the manufacture and commercialization of our products and product candidates. We continue to depend on our collaborators to manufacture, market and sell our products. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States and on Mylan to market and sell Pfizer’s generic version of Procardia XL 30 mg.
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
     Opana ER faces, and our products in development will face, competition from products with the same indications. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis and Sandoz.
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
     Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is developing the coenzyme Q analog molecule, idebenone. They are in active clinical development in the diseases of Friedreich’s ataxia, Duchenne muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. GlaxoSmithKline plc. is targeting the mitochondrial metabolic pathways and is planning to study the mitochondrial respiratory chain disease MELAS (mitochondrial myopathy, encephalopathy, lactic acidosis and stroke) syndrome. If these companies are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.
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
If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products
     In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, either because the FDA or other regulatory agencies object or for other reasons. With respect to our approved products, including Opana ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals. We intend to develop the product candidates we obtain under our collaboration with Edison independently, including controlling the clinical trials and regulatory submissions with the FDA. We have limited experience in conducting Phase II and Phase III clinical trials and to date have not obtained approval for the marketing of a drug product. In 2005, we submitted an NDA for a product we were developing, PW2101, but we received a non-approvable letter from the FDA and terminated the development program.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $5.41 per share and $2.50 per share, respectively, for the six months ended June 30, 2008. On August 4, 2008, the closing price of our common stock was $3.46. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
Specific provisions of our Shareholder Rights Plan, Articles of Incorporation and Bylaws and the laws of Washington State make a takeover of Penwest or a change in control or management of Penwest more difficult
     Various provisions of our Articles of Incorporation, our Bylaws and Washington law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest. Until July 27, 2008, we had a shareholder rights plan, often referred to as a poison pill. We may in the future adopt a rights plan or other measures that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company.

Item 4.	Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Shareholders held on June 11, 2008, the following proposals were adopted by the vote specified below:
a.	Election of directors by class:

	For	Withheld
Class I
Christophe Bianchi	22,966,592	1,032,067
Class II
Peter F. Drake	22,879,284	1,119,375
David P. Meeker	22,966,605	1,032,054
Anne M. VanLent	22,959,205	1,039,454
Class III
William James O’Shea	22,885,472	1,113,187
     Mr. Bianchi was elected for a term until the annual meeting of shareholders to be held in 2010 or until his successor is duly elected and qualified; Drs. Drake and Meeker and Ms. VanLent were each elected for a term until the annual meeting of shareholders to be held in 2011 or until his or her successor is duly elected and qualified; and Mr. O’Shea was elected for a term until the annual meeting of shareholders to be held in 2009 or until his successor is duly elected and qualified.
     The following directors did not stand for reelection as their terms of office continued after the annual meeting: Paul E. Freiman, Jennifer L. Good, Robert J. Hennessey, and John N. Staniforth.
b.	Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the current year:

For	Against	Abstain

23,909,580	28,232	60,847
c.	Approval of the amendment to the 2005 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 1,650,000 to 4,150,000, and to increase the maximum number of shares of common stock with respect to which restricted stock awards and other stock unit awards that either require no purchase by a participant or vest on the basis of the passage of time alone that may be granted under the 2005 plan from 1,000,000 to 1,500,000:

For	Against	Abstain	Broker Non-Votes

12,250,416	3,106,759	7,996	8,633,488

Item 6.	Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: August 6, 2008	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
4.1
Amendment No 3. to Rights Agreement, dated as of April 18, 2008, between the Registrant and Mellon Investor Services LLC (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2008 (File No. 000-23467)).

10.1	2005 Stock Incentive Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.