Form 10-Q
period 2008-09-30
PENWEST PHARMACEUTICALS CO
filed 2008-11-10
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-23467
PENWEST PHARMACEUTICALS CO.
(Exact name of registrant as specified in its charter)

Washington	91-1513032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39 Old Ridgebury Road	06810-5120
Suite 11	(Zip Code)
Danbury, Connecticut
(Address of Principal Executive Offices)
(877) 736-9378
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2008.

Class	Outstanding
Common Stock, par value $.001	31,667,792

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
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,284	$15,680
Marketable securities	699	7,293
Trade accounts receivable	1,501	781
Inventories:
Raw materials and other	36	37
Finished goods	518	630

Total inventories	554	667
Prepaid expenses and other current assets	1,265	1,489

Total current assets	26,303	25,910
Fixed assets, net	2,273	3,582
Patents, net	2,021	2,539
Deferred charges	2,343	2,479
Other assets, net	2,235	2,472

Total assets	$35,175	$36,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,250	$2,239
Accrued expenses	1,648	1,602
Accrued development costs	1,435	1,483
Loan payable — current portion	4,713	2,405
Deferred compensation — current portion	291	290

Total current liabilities	9,337	8,019
Loan payable	5,483	9,595
Accrued financing fees	360	360
Deferred revenue	229	183
Deferred compensation	2,462	2,588

Total liabilities	17,871	20,745
Shareholders’ equity
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,656,351 shares at September 30, 2008 and 23,426,323 shares at December 31, 2007	32	23
Additional paid in capital	248,492	222,927
Accumulated deficit	(231,396)	(206,893)
Accumulated other comprehensive income	176	180

Total shareholders’ equity	17,304	16,237

Total liabilities and shareholders’ equity	$35,175	$36,982

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Revenues:
Royalties and licensing fees	$1,100	$731	$2,202	$1,996
Product sales	52	53	581	342
Research and development reimbursements	209	98	633	98

Total revenues	1,361	882	3,416	2,436

Cost of revenues:
Cost of product sales	89	48	335	302
Cost of research and development reimbursements	233	95	664	95

Total cost of revenues	322	143	999	397

Gross profit	1,039	739	2,417	2,039

Operating expenses:
Selling, general and administrative	2,247	3,444	9,642	10,832
Research and product development	5,888	6,625	16,797	17,051

Total operating expenses	8,135	10,069	26,439	27,883

Loss from operations	(7,096)	(9,330)	(24,022)	(25,844)
Investment income	127	429	506	1,448
Interest expense	(308)	(350)	(986)	(767)

Loss before income tax expense	(7,277)	(9,251)	(24,502)	(25,163)

Income tax expense	—	—	—	—

Net loss	$(7,277)	$(9,251)	$(24,502)	$(25,163)

Net loss per common share, basic and diluted	$(0.23)	$(0.40)	$(0.83)	$(1.08)

Weighted average shares of common stock outstanding, basic and diluted	31,521	23,261	29,381	23,197

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(24,502)	$(25,163)
Adjustments to reconcile net loss to net cash used in operating activities	4,143	2,239

Net cash used in operating activities	(20,359)	(22,924)

Investing activities:
Acquisitions of fixed assets, net	(37)	(730)
Proceeds from sale of equipment	286	—
Patent costs	(267)	(217)
Proceeds from maturities of marketable securities	14,457	32,700
Purchases of marketable securities	(7,859)	(18,139)
Loan disbursed to collaborator	(1,000)	—

Net cash provided by investing activities	5,580	13,614

Financing activities:
Proceeds from loan payable	—	12,000
Repayment of debt	(1,804)	—
Debt issuance costs	—	(112)
Issuance of common stock, net	23,187	1,077

Net cash provided by financing activities	21,383	12,965

Net increase in cash and cash equivalents	6,604	3,655
Cash and cash equivalents at beginning of period	15,680	16,182

Cash and cash equivalents at end of period	$22,284	$19,837

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company focused on identifying, developing and commercializing products that address unmet medical needs, primarily for disorders of the nervous system. The Company is currently applying its drug development and drug delivery expertise to a pipeline of potential products that are in various stages of development, and that it intends to commercialize independently or through third party alliances.
     Opana ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration (“FDA”) in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States.
     The Company is currently developing product candidates designed for the treatment of pain and mitochondrial diseases. The Company is developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain. In addition, the Company is developing A0001, a product candidate that will be initially targeted for the treatment of mitochondrial diseases, under a collaboration and license agreement with Edison Pharmaceuticals, Inc. (“Edison”) that the Company entered into in July 2007 (the “Edison Agreement”). Under the Edison Agreement, the Company has agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. In the third quarter of 2008, the Company terminated its development program for a product candidate designed for the treatment of the symptoms of Parkinson’s disease following Phase I clinical results that did not meet the target profile.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for: a charge the Company recorded in the three month period ended March 31, 2008 in the amount of $1.0 million to establish a reserve against a loan receivable from Edison (see Note 11); an impairment charge to research and product development expense that the Company recorded in the three month period ended September 30, 2008 in the amount of $490,000 in connection with patent costs related to development programs that the Company no longer plans to pursue and patents that the Company determined it would no longer maintain; and a credit recorded by the Company in the amount of $470,000 in the three month period ended September 30, 2008 for the reimbursement of legal fees by Endo (see Note 11). Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     During the three and nine month periods ended September 30, 2008, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
3. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it transacted in the three and nine month periods ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no effect on the Company’s condensed financial statements. The Company continues to carry its marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Other Assets
     Other assets are comprised of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 9):
Cash surrender value of life insurance policies	$2,191	$2,468
Money market account	44	4

	2,235	2,472
Loan receivable from collaborator (see Note 11)	1,000	—

	3,235	2,472
Allowance for loan receivable from collaborator	(1,000)	—

Other assets, net	$2,235	$2,472

5. Loans Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., which was acquired by GE Capital in February 2008, and is now known as GE Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company had the right to access until September 15, 2008, subject to conditions specified in the credit agreement. The Company did not access the second $12.0 million term loan prior to September 15, 2008, at which time it expired in accordance with the terms of the agreement.
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: its intellectual property, which is subject to a negative pledge; royalty payments from Mylan Pharmaceuticals Inc. (“Mylan”) on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and the assets of the Company’s trust described in Note 9. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. The outstanding term loan has a term of 42 months from the date of advance of March 13, 2007, with interest-only payments for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term, through its maturity date of September 13, 2010.
     The interest rate of the outstanding term loan is fixed at 10.32%. At the time of final payment of the loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1.0% of any prepaid amount thereafter. As of September 30, 2008, $10.2 million of the term loan was outstanding.
     Pursuant to the repayment terms, principal payments on the outstanding term loan commenced in January 2008, and as of September 30, 2008, principal payments due are as follows:

(unaudited)
(in thousands)
Less than one year	$4,713
One to two years	5,483

$10,196

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheets as of September 30, 2008 and December 31, 2007. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.
6. Fair Value Measurement
     As stated in Note 3, “Recent Accounting Pronouncements”, on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(unaudited) (in thousands)
Cash and cash equivalents	$22,284	$—	$—	$22,284
Corporate debt securities	—	699	—	699

Total	$22,284	$699	$—	$22,983

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
     The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised under certain circumstances pursuant to cashless exercise provisions.
     Pursuant to the securities purchase agreement entered into in connection with the private placement, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 10, 2008, registering for resale the shares and shares issuable under the warrants. The registration statement was declared effective by the SEC on April 28, 2008. The Company has agreed to use its reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009, or (B) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Share-Based Compensation
     Total share-based compensation was recognized by the Company as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Research and product development	$205	$379	$655	$295
Selling, general and administrative	524	815	1,731	2,341

Total stock based compensation	$729	$1,194	$2,386	$2,636

     The decrease in total share-based compensation expense in the three and nine month periods ended September 30, 2008 as compared to the three and nine month periods ended September 30, 2007 is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2008 three and nine month periods as compared to the 2007 three and nine month periods, primarily as a result of decreases in the market price of the Company’s common stock.
Rights Agreement
     On June 25, 1998, the Company’s Board of Directors declared a dividend of one right for each outstanding share of the Company’s Common Stock (the “Right”) to shareholders of record at the close of business on July 28, 1998. Under the terms of the Rights Agreement entered into by the Company, each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of the Series A Preferred Stock, at a purchase price of $60 in cash, subject to adjustment. On July 27, 2008, the Rights expired in accordance with the Rights Agreement.
8. Income Taxes
     The Company’s effective tax rates for the three and nine month periods ended September 30, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
9. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (“SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,068,000 and $2,092,000 as of September 30, 2008 and December 31, 2007, respectively, including the current portion of approximately $147,000 at September 30, 2008, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
     Components of net periodic benefit cost:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in thousands)
Interest cost	$30	$30	$89	$89
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$30	$30	$90	$90

     In addition, the Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $14,000 and $15,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $43,000 and $47,000 for the nine month periods

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
ended September 30, 2008 and 2007, respectively. The liability for the DCP was approximately $685,000 and $786,000 as of September 30, 2008 and December 31, 2007, respectively, including the current portion of approximately $144,000 at September 30, 2008, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $2,191,000 as of September 30, 2008 and $2,468,000 as of December 31, 2007. Trust assets, including $44,000 and $4,000 held in a money market account at September 30, 2008 and December 31, 2007, respectively, are included in other assets in the Company’s condensed balance sheets.
10. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
Unrealized gains on marketable securities	$1	$7
Adjustment for funded status of post retirement plan	175	173

Accumulated other comprehensive income	$176	$180

     The components of comprehensive loss are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net loss	$(7,277)	$(9,251)	$(24,502)	$(25,163)
Changes in unrealized net gains and losses on marketable securities	(3)	9	(6)	16
Adjustment for funded status of post retirement plan	—	1	1	1

Comprehensive loss	$(7,280)	$(9,241)	$(24,507)	$(25,146)

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
     Under the agreement, the Company agreed to supply bulk TIMERx material to Endo, the selling price of which is contractually determined and may be adjusted annually, and Endo agreed to manufacture and market Opana ER in the United States. The Company also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and the Company, and that the Company and Endo would divide equally any fees, royalties, payments or other revenue

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
received by the parties in connection with such licensing activities. The Company is currently seeking licensing opportunities for Opana ER in territories outside of the U.S.
     Under the terms of the agreement:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the three months ended September 30, 2008, this Royalty Holiday ended and the Company recognized royalties from Endo related to sales of Opana ER in the amount of $577,000 for such period. If the Company had not been subject to the Royalty Holiday or the temporary 50% royalty reduction described below, the Company would have recognized royalties from Endo of approximately $7.1 million and $22.5 million, respectively, for the three and nine month periods ended September 30, 2008.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. Commencing in the three months ended September 30, 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million is recouped. As of September 30, 2008, $577,000 of the $28 million has been recouped by Endo.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.
     The Company and Endo are currently in litigation with IMPAX Laboratories, Inc. (“IMPAX”), Actavis South Atlantic LLC (“Actavis”), Sandoz, Inc. (“Sandoz”) and Barr Laboratories, Inc. (“Barr”) in connection with their respective Abbreviated New Drug Applications (“ANDAs”) for Opana ER (see Note 12).
     The Company and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008. Under the terms of this amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed the Company for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. The Company credited such reimbursement to selling, general and administrative expense. The Company has not incurred any more of these costs subsequent to June 30, 2008.
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional compound of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and the additional compound of Edison’s, which the Company may exercise its option to select, for all indications, subject to the terms and conditions in the Edison Agreement. The Company initially intends to develop A0001 for the treatment of mitochondrial diseases. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.
     In consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million. The Company also agreed to pay Edison a total of $5.5 million over the initial 18 months of the research period to fund Edison’s discovery and research activities during the period. As of September 30, 2008, the Company had paid $4.6 million of the $5.5 million to Edison. The payments are made

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
in quarterly installments, with the final payment due in January 2009. The Company is also required to make payments to Edison upon the achievement of specified milestones set forth in the Edison Agreement and royalty payments based on net sales of products containing A0001, any other compound as to which the Company has exercised its option, or any replacement compound. In connection with the Company commencing dosing in July 2008 in a Phase Ia clinical trial of A0001, the Company made a milestone payment to Edison in August 2008.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the three month period ended March 31, 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $21,000 and $54,000, respectively, for the three and nine month periods ended September 30, 2008.
Mylan Pharmaceuticals Inc.
     In March 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. Mylan’s sales in the United States in 2007 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $21.3 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2007, 2006 and 2005, royalties from Mylan were approximately $2.6 million, $3.1 million and $3.9 million, respectively, or 77%, 89% and 63%, respectively, of the Company’s total revenue. Royalties from Mylan were approximately $462,000 and $694,000 for the three month periods ended September 30, 2008 and 2007, respectively, and approximately $1.4 million and $2.0 million for the nine month periods ended September 30, 2008 and 2007, respectively.
Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies. In connection with these agreements, the Company generally receives nonrefundable up-front payments which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of September 30, 2008, the Company is a party to two such drug delivery technology collaborations.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
IMPAX ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of the filing by IMPAX of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the United States District Court for the District of Delaware (“U.S. Dist. Delaware”). The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice.
     On June 14, 2008, the Company and Endo each received a notice from IMPAX advising the Company and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, the Company and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
 Sandoz ANDA Litigation
     On July 10, 2008, the Company and Endo each received a notice from Sandoz Inc. (“Sandoz”) advising the Company and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, the Company and Endo filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.
 Barr ANDA Litigation
     On September 12, 2008, the Company and Endo each received a notice from Barr Laboratories, Inc (“Barr”), advising the Company and Endo that Barr had filed with the FDA an ANDA for the 40 mg strength of Opana ER. On September 13, 2008, the Company and Endo received an additional notice that Barr’s ANDA had been amended to include the strengths of 5 mg, 10 mg, and 20 mg. This ANDA, as amended, contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, the Company and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456.
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
     We are a drug development company focused on identifying, developing and commercializing products that address unmet medical needs, primarily for disorders of the nervous system. We are currently applying our drug development and drug delivery expertise to a pipeline of potential products that are in various stages of development, and that we intend to commercialize independently or through third party alliances.
     Opana ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In the three month period ended September 30, 2008, we recognized $577,000 in royalties from Endo related to sales of Opana ER, as described below.
     We are currently developing product candidates designed for the treatment of pain and mitochondrial diseases. We are developing nalbuphine ER, a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain. In addition, we are developing A0001, a product candidate that will be initially targeted for the treatment of mitochondrial diseases, under a collaboration and license agreement with Edison Pharmaceuticals, Inc, or Edison, that we entered into in July 2007. Under the Edison agreement, we have agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. In the third quarter of 2008, we terminated our development program for PW4153, a product candidate designed for the treatment of the symptoms of Parkinson’s disease following Phase I clinical results that did not meet the target profile.
     Products
     Opana® ER. Opana ER is an oral extended-release opioid analgesic which we developed with Endo, using our proprietary TIMERx® technology. In June 2006, the FDA approved for marketing Opana ER, for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo launched Opana ER in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets and in March 2008 in 7.5 mg, 15 mg and 30 mg tablets.
     Under the terms of our collaboration with Endo, Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch, a period we refer to as the royalty holiday. In the third quarter of 2008, the royalty holiday ended and we recognized $577,000 in royalties from Endo related to sales of Opana ER. Endo has the right under our agreement to recoup the $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER through a temporary 50% reduction in royalties. The royalty amount we recognized in the third quarter of 2008 reflects this temporary reduction.
     Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside of the United States will be divided equally between Endo and us. We and Endo were seeking a collaborator to develop and commercialize Opana ER in Europe. We do not expect to enter into such an agreement in 2008 but we plan to continue to seek licensing opportunities outside the U.S. A description of our agreement with Endo is included under the caption “Collaboration and Licensing Agreements” in “Part I. Item 1. Notes to Condensed Financial Statements”.
     We and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed us for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. We credited this reimbursement to selling, general and administrative expense in the third quarter of 2008. We have not incurred any more of such costs subsequent to June 30, 2008.
     We and Endo are parties to two lawsuits against IMPAX Laboratories, Inc., or IMPAX, in connection with IMPAX’s Abbreviated New Drug Application, or ANDA, for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. On July 25, 2008, we and Endo filed a third lawsuit against IMPAX in connection with its amended ANDA for Opana ER 7.5 mg, 15 mg and 30 mg. IMPAX notified Endo and us in October and November of 2007 that its ANDA contained Paragraph IV certifications for our patents, U.S. Patent Nos. 5,662,933, 5,958,456, and 7,276,250, listed in the Orange Book for Opana ER. We and Endo originally filed a lawsuit against IMPAX in the United States District Court for the District of Delaware, or U.S. Dist. Delaware, on November 15, 2007 alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 and seeking a declaratory judgment that, among other things, IMPAX had no basis to trigger the ANDA patent litigation process under the Hatch-Waxman Act because the FDA, according to IMPAX’s press releases, had rescinded its acceptance of IMPAX’s original ANDA before the date of IMPAX Paragraph IV certification notices. In addition, we and Endo asked the court to declare these Paragraph IV certification notices to be null, void and of no legal effect.
     On December 14, 2007, we received a letter from IMPAX notifying us that the refiling of its ANDA was accepted by the FDA as of November 23, 2007. The notice letter stated that IMPAX’s ANDA contained Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and us of these certifications. In this December notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing its efforts to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, we and Endo filed a notice of dismissal of the portion of our November 15, 2007 complaint seeking declaratory judgment as described above. We and Endo did not dismiss the patent infringement claims in the November lawsuit because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, we and Endo filed a second lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice.
     On June 14, 2008, we and Endo each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice.
     On February 14, 2008, we, along with Endo, received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents are listed in the FDA’s Orange Book and expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, we and Endo filed a lawsuit against Actavis in the United States District Court for the District of New Jersey, or U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning February 14, 2008. On June 2, 2008, we and Endo each received a notice from Actavis advising us that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, we and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 in response to these two additional Paragraph IV certification notices from Actavis.
     On July 10, 2008, we and Endo each received a notice from Sandoz Inc., or Sandoz, advising us and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, we and Endo filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.

     On September 12, 2008, we and Endo each received a notice from Barr Laboratories, Inc., or Barr, advising us and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg strength. On September 13, 2008, we and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA, as amended, contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, we and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456.
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
     We are currently designing protocols for a Phase IIb trial. We expect that the goals of the Phase IIb trial will be to demonstrate statistically significant analgesic efficacy of the drug versus placebo using an accepted clinical endpoint, and to characterize a clinically meaningful titration regimen. We believe that this trial will take approximately one year to complete. We are currently seeking a collaborator for the development and commercialization of nalbuphine ER. The timing of the initiation of this Phase IIb trial will be subject to entering into such a collaboration and the availability of financial resources. We do not anticipate entering into such a collaboration or initiating the Phase IIb trial during the remainder of 2008. We expect that upon completion of all the clinical trials required by the FDA for nalbuphine ER, we or our collaborator would seek FDA approval of nalbuphine ER through the filing of a 505 (b)(2) NDA.
     A0001. A0001 is a drug candidate we licensed from Edison under our collaboration and license agreement. A0001, a coenzyme Q analog, has shown biological activity in cell assays developed by Edison to test the ability of this class of compounds to improve mitochondrial function. Impairment of mitochondrial function is commonly believed to be a significant factor in a number of inherited disorders, including Friedreich’s Ataxia, Leber’s Hereditary Optical Neuropathy, Coenzyme Q10 Deficiency Syndrome and MELAS syndrome. A0001 has received orphan drug designation from the FDA for the treatment of inherited mitochondrial respiratory chain diseases.
     In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for certain indications. In July 2008, we initiated a Phase Ia placebo-controlled single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. There were no drug-related serious adverse events that occurred in the study. We are currently planning a Phase Ib trial that we expect to be a multiple ascending dose trial in healthy volunteers which we could initiate in the first half of 2009. We expect that, if successful, this study will be followed by a Phase IIa proof of concept trial in patients with mitochondrial diseases. In connection with the dosing in the Phase Ia trial noted above, we made a milestone payment to Edison in August 2008.
     Under the terms of the Edison agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and up to one additional compound of Edison’s, which we may exercise our option to select, for all indications, subject to the terms and conditions in the agreement. A description of the Edison agreement is included under the caption “Collaborations and Licensing Agreements” in “Part I. Item 1. — Notes to Condensed Financial Statements”.
     PW4153. PW4153 was a drug candidate we were developing for the treatment of symptoms of Parkinson’s disease. The drug candidate was designed to be an extended release formulation containing carbidopa and levodopa. In July 2008, we conducted a Phase I clinical trial for PW4153 to assess the pharmacokinetics of our formulation in healthy volunteers. The goal of the formulation was to minimize the peak to trough fluctuation at steady state as compared to the currently marketed immediate release and extended release formulations. Our formulation did not meet this target and, as a result, we terminated this program.
     We have incurred net losses since 1994, including net losses of $34.5 million, $31.3 million and $22.9 million during 2007, 2006 and 2005, respectively. For the nine month period ended September 30, 2008, our net loss was $24.5 million. As of September 30, 2008, our accumulated deficit was approximately $231 million. We expect operating losses and negative cash flows to continue until substantial sales of Opana ER or other products that we develop occur. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER, from Mylan Pharmaceuticals Inc., or Mylan, on Mylan’s net sales of Pfizer Inc.’s, or Pfizer, generic version of Procardia XL 30 mg and, to a lesser extent, from bulk sales of TIMERx to Endo for use in Opana ER. Our future profitability will depend on numerous factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic entry;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the successful development and commercialization of product candidates in our portfolio;

•	the level of investment for acquisitions or in-licensing of compounds or technologies intended to support our growth; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.
     Our results of operations may fluctuate from quarter to quarter depending on the amount of royalties from Endo’s sales of Opana ER, Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg, the volume and timing of shipments of formulated bulk TIMERx material, including to Endo, the variations in payments under our collaborative agreements, and the amount and timing of our investment in research and development activities.
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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007
Revenues

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2008	(decrease)	2007	2008	(decrease)	2007
	(in thousands, except percentages)			(in thousands, except percentages)
Royalties and licensing fees	$1,100	50%	$731	$2,202	10%	$1,996
Product sales	52	(2)	53	581	70	342
Research and development reimbursements	209	113	98	633	546	98

Total revenue	$1,361	54%	$882	$3,416	40%	$2,436

     Royalties and licensing fees increased in the three and nine month periods ended September 30, 2008, as compared to the three and nine month periods ended September 30, 2007. This increase is due to the commencement of the recognition of royalties from Endo on their net sales of Opana ER in the 2008 three month period following completion of the royalty holiday as discussed above, and increased licensing revenue from our drug delivery collaborations. Partially offsetting these increased revenues were decreased royalties from Mylan as a result of a decrease in Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg.
     Pursuant to our strategic alliance agreement with Endo, no royalty payments were due to us for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch of Opana ER in July 2006. In the three month period ended September 30, 2008, this royalty holiday ended and we recognized royalties from Endo related to their sales of Opana ER in the amount of $577,000 for such period. As provided for in our agreement, this royalty amount reflects a temporary 50% reduction in the calculated royalty in order for Endo to recoup our share of the development costs for Opana ER that we opted out of funding in April 2003, which totaled $28 million. If we had not been subject to the royalty holiday or the temporary 50% royalty reduction as described above, we would have recognized royalties from Endo of approximately $7.1 million and $22.5 million, respectively, for the three and nine month periods ended September 30, 2008.
     Our product sales in the three and nine month periods ended September 30, 2008 and 2007 consisted of sales of formulated TIMERx material to Endo for use in Opana ER. Product sales increased in the 2008 nine month period in comparison with the 2007 nine month period as a result of an increase in the selling price of TIMERx material to Endo, which increase was in effect for the first half of 2008, as provided for under our agreement. In connection with the amendment to the Endo agreement we entered into with Endo in July 2008, the selling price of TIMERx material to Endo was reduced in the 2008 three month period and for the remainder of 2008, to approximately the levels which were in effect for 2007.
     Revenue from research and development reimbursements consists of reimbursements of our expenses under our drug delivery collaboration agreements involving the development of product candidates using our TIMERx technology. These revenues increased in the three and nine month periods ended September 30, 2008, due to increased development activity under our drug delivery collaborations.
Cost of Revenues

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2008	(decrease)	2007	2008	(decrease)	2007
	(In thousands, except percentages)			(In thousands, except percentages)
Cost of product sales	$89	85%	$48	$335	11%	$302
Cost of research and development reimbursements	233	145	95	664	599	95

Total cost of revenues	$322	125%	$143	$999	152%	$397

     Cost of product sales consists of the costs related to sales of formulated TIMERx material to Endo for use in Opana ER, as well as amortization of related patent and deferred royalty costs.
     Cost of research and development reimbursements consists of our expenses under research and development collaboration agreements involving the development of product candidates using our TIMERx technology.
Selling, General and Administrative Expenses

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2008	(decrease)	2007	2008	(decrease)	2007
	(In thousands, except percentages)			(In thousands, except percentages)
Selling, general and administrative expenses	$2,247	(35)%	$3,444	$9,642	(11)%	$10,832

     The decrease in selling, general and administrative, or SG&A, expenses for the three month period ended September 30, 2008 as compared to the three month period ended September 30, 2007 was primarily attributable to a credit we recorded in the 2008 three month period for the reimbursement of legal expenses by Endo pursuant to the amendment discussed above, lower share-based compensation expense and lower facility related costs. The lower share based compensation expense is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in 2008, primarily as a result of decreases in the market price of our common stock. The decrease in our facility-related costs was primarily attributable to our efforts in 2007 to explore alternative locations for our facilities. In June 2007, we terminated these efforts and extended the lease terms of our two facilities. Partially offsetting these lower expenses was a loss we recorded in the 2008 three month period of approximately $200,000 on the sale of equipment that we no longer required.
     The decrease in SG&A for the 2008 nine month period as compared to the 2007 nine month period was primarily attributable to lower share-based compensation expense, lower facility related costs and lower legal fees reflecting the reimbursement from Endo, all as discussed above. These decreased expenses were offset by an impairment charge we recorded in the first quarter of 2008 in the amount of $1.0 million to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison agreement.
Research and Product Development Expenses
     Research and product development, or R&D, expenses were $5.9 million and $16.8 million, respectively, for the three and nine month periods ended September 30, 2008, as compared to $6.6 million and $17.1 million for the three and nine month periods ended September 30, 2007.
     The decrease for the 2008 three month period as compared to the 2007 three month period was primarily due to lower expenses related to the development of nalbuphine ER, reflecting the expenses incurred in 2007 for the Phase IIa proof of concept trial of nalbuphine ER that we completed in January 2008, and a decrease in contractual payments to Edison under the terms of the Edison agreement. Partially offsetting these lower expenses were increased expenses related to preclinical and clinical work we conducted on A0001, the lead candidate licensed under the Edison agreement, increased expenses related to a clinical trial for the development of PW4153 that we completed in the 2008 three month period, and a patent impairment charge related to development programs that we no longer plan to pursue and patents we determined we would no longer maintain. The decrease in the 2008 three month period as compared to the 2007 three month period was also partially due to lower compensation expense due to headcount reductions implemented in March 2008 and allocations of compensation expense related to our drug delivery collaborations, as noted above, to cost of research and development reimbursements.
     The decrease for the 2008 nine month period as compared to the 2007 nine month period was primarily due to lower expenses related to the development of nalbuphine ER and early stage product candidates. The decrease in the 2008 nine month period as compared to the 2007 nine month period was also partially due to lower compensation costs due to headcount reductions implemented in March 2008 and allocations of compensation expense related to our drug delivery collaborations, as noted above, to cost of research and development reimbursements. Partially offsetting these lower expenses were increased contractual payments to Edison under the terms of the Edison agreement, increased expenses related to preclinical and clinical work we conducted on A0001 in 2008, expenses related to the clinical development of PW4153, higher share-based compensation expense due to higher levels of actual forfeitures of employee stock options recorded in the 2007 nine month period as compared to the 2008 nine month period, and patent impairment charges, as noted above.
     In March 2008, we undertook measures, including headcount reductions, to reduce our overhead expenses and to more closely control our future costs. We expect the annualized cost savings from these actions to continue to contribute to the reduction in our internal R&D expenses over the course of 2008 as compared to 2007.
     Over the next several quarters, we anticipate that our project spending will be largely related to further development of A0001 and will include an additional $875,000 of sponsored research payments to Edison under the terms of the Edison agreement, and may include a milestone payment if we select a second compound of Edison’s. We are currently designing a Phase IIb trial for nalbuphine ER; however, we do not expect to incur significant additional spending on this program until we enter into a collaboration with a third party.
     In the table below, R&D expenses are set forth in the following categories:

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2008	(decrease)	2007	2008	(decrease)	2007
	(in thousands, except percentages)			(in thousands, except percentages)
Nalbuphine ER	$192	(87)%	$1,494	$1,827	(63)%	$4,981
A0001 and Edison Payments	2,250	10	2,048	5,884	187	2,048
PW4153	737	7,270	10	886	468	156
Other Phase I Products and Internal Costs	2,709	(12)	3,073	8,200	(17)	9,866

Total Research and Product Development Expense	$5,888	(11)%	$6,625	$16,797	(1)%	$17,051

     Our quarterly reports filed in 2007 included separate categories for Phase I Products and Internal Costs, and for Research and New Technology development, which included costs related to research on drug delivery technologies. Because of our increased focus on product development and reduced research being done on new drug delivery technologies, these costs are now all included in Other Phase I Products and Internal Costs.
•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 3% and 11%, respectively, of our R&D expenses for the three and nine month periods ended September 30, 2008 and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER. The expenses for this program decreased in the 2008 periods as compared to the 2007 periods, as the 2007 periods reflect costs we incurred in connection with a Phase I safety trial that we completed in 2007, a Phase IIa trial that we completed in January 2008 and costs for the purchase of drug active. For the remainder of 2008, we anticipate that the level of our spending related to nalbuphine ER will remain low as we do not anticipate the initiation of the Phase IIb trial in 2008.

•	A0001 and Edison Payments — These expenses reflect our funding of Edison’s research activities under the Edison agreement as well as our direct external expenses relating to the development of A0001. These expenses approximated 38% and 35%, respectively, of our R&D expenses for the three and nine month periods ended September 30, 2008 and included quarterly research and development payments to Edison totaling $792,000 in the 2008 three month period and $2.8 million for the 2008 nine month period, as well as a milestone payment made to Edison in the 2008 three month period for the commencement of dosing in a Phase Ia clinical trial of A0001. We anticipate that these expenses will be lower during the remainder of 2008 as compared to the three month period ended September 30, 2008, primarily due to lower expected sponsored research payments to Edison as the Edison agreement provides for lower sponsored research payments for the two remaining quarterly payments, and no milestone payments to Edison are expected for the remainder of 2008. These quarterly sponsored research payments to Edison end in January 2009.

•	PW4153 — These expenses reflect our direct external expenses relating to the development of PW4153. These expenses approximated 13% and 5%, respectively, of our R&D expenses for the three and nine month periods ended September 30, 2008 and consisted primarily of payments to third parties in connection with clinical trials and other development work. In July 2008, we conducted a Phase I clinical trial for PW4153 to assess the pharmacokinetics of our formulation in healthy volunteers. Based on the results of this study, we determined to terminate this development program. We do not anticipate any significant additional costs for this program for the remainder of 2008 or beyond.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, stock-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active.
     These costs decreased in the three and nine month periods ended September 30, 2008 from the three and nine month periods ended September 30, 2007, primarily as a result of the termination of certain programs in 2007, the termination of our program for PW4110 in the first quarter of 2008, and lower compensation expense due to headcount reductions implemented in March 2008 and allocations of compensation expense related to our drug delivery collaborations to cost of research and development reimbursements. We evaluate product candidates on an on-going basis and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.
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
Share-Based Compensation
     Share-based compensation was recorded as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Research and product development	$205	$379	$655	$295
Selling, general and administrative	524	815	1,731	2,341

Total share-based compensation	$729	$1,194	$2,386	$2,636

     The decrease in total share-based compensation expense in the three and nine month periods ended September 30, 2008 as compared to the three and nine month periods ended September 30, 2007 is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2008 three and nine month periods as compared to the 2007 three and nine month periods, primarily as a result of decreases in the market price of our common stock.
Tax Rates
     The effective tax rates for the three and nine month periods ended September 30, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.

Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Mylan, Endo and other collaborators, and advances under credit facilities. As of September 30, 2008, we had cash, cash equivalents and short-term investments of approximately $23.0 million.
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
     Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the Securities and Exchange Commission, or SEC, on April 10, 2008, registering for resale the shares and shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to use our reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009, or (B) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
     Senior Secured Credit Facility. On March 13, 2007, we entered into a $24.0 million senior secured credit facility with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., which was acquired by GE Capital in February 2008, and is now known as GE Business Financial Services Inc. The credit facility consists of: (i) a $12.0 million term loan advanced upon the closing of the credit facility and (ii) a $12.0 million term loan that we had the right to access until September 15, 2008, subject to conditions specified in the credit agreement. We did not access the second $12.0 million term loan prior to September 15, 2008, at which time it expired in accordance with the terms of the agreement.
     Our outstanding term loan has a term of 42 months from the date of advance of March 13, 2007, with interest-only payments for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance for the remainder of the term, through its maturity date of September 13, 2010.
     The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1.0% of any prepaid amount thereafter. As of September 30, 2008, $10.2 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increase from their current level to reflect the straight line amortization of the remaining principal amount outstanding, as noted above. Based on the terms of the credit facility, the loan amount currently outstanding will be fully paid by September 2010.
Cash Flows
     We had negative cash flow from operations for the nine month period ended September 30, 2008 of $20.4 million, primarily due to a net loss of $24.5 million in the period, which included non-cash charges of $1.0 million for the establishment of a loan reserve for the Edison loan discussed below, $2.4 million for share-based compensation, $1.1 million for depreciation and amortization, and $0.5 million of patent impairment charges. Cash flow from operations also reflected approximately $0.9 million in the net pay down of accounts payable and accrued expenses.
     Investing activities provided $5.6 million in cash for the nine month period ended September 30, 2008, primarily reflecting maturities of marketable securities, net of purchases, of $6.6 million. This was partially offset by the $1.0 million loan to Edison discussed below. Net cash provided by investing activities also reflected funds expended to secure patents on technology we have developed and proceeds from the sale of equipment. Financing activities provided $21.4 million in cash, primarily from the private placement discussed above, partially offset by repayments of principal on our outstanding term loan described above.
     On February 5, 2008, we loaned Edison $1.0 million pursuant to the loan provisions of the Edison agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. As of November 5, 2008, $1.0 million in principal is outstanding under this loan. During the three month period ended March 31, 2008, we recorded an impairment charge of $1.0 million in our statement of operations as a result of our collectability assessment of the loan to Edison. In addition, as a result of our continuing collectability assessment, we are not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income we have not recognized approximated $21,000 and $54,000, respectively, for the three and nine month periods ended September 30, 2008.
Funding Requirements
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis into at least the first quarter of 2010. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations into at least the first quarter of 2010, without seeking additional funding from the capital markets.
     We have taken a series of measures to reduce our spending and manage our costs more closely, including adjusting the pace and timing of our planned clinical programs to match these costs with our financial resources. We are also seeking to enter into collaboration and licensing agreements for nalbuphine ER, Opana ER outside the U.S. and our drug delivery technologies to provide additional funding for our operations.
     We expect our capital expenditures to be lower in 2008 as compared to 2007 and to not exceed approximately $100,000 for the year ending December 31, 2008 as we closely manage our capital spending.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic entry;

•	the timing and amount of payments received under collaborative agreements including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into collaborations for nalbuphine ER, Opana ER outside the U.S. and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.
     If we determine to acquire additional product candidates or technologies, or accelerate the development of any of our own product candidates, we will need to seek additional funding through collaborative agreements, or public financings of equity or debt securities.
     We plan to meet our long-term cash requirements through our existing levels of cash and marketable securities, and revenues from collaborative agreements, as well as through equity or debt financings. On September 26, 2008, we filed a registration statement on Form S-3 with the SEC, which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. No securities have been issued under this shelf registration statement. In connection with the effectiveness of this registration statement on Form S-3, the offering of securities under the shelf registration statement we filed in July 2005 was deemed terminated and we may no longer use that shelf registration statement.
     If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Additional debt financing, such as the credit facility noted above, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements, or research and development arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us.
     We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Under the current economic environment, market conditions have made it very difficult for companies like ours to obtain equity or debt financing. We believe that any such financing that we could conduct would be on significantly unfavorable terms. If we seek but are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, including our planned clinical trials, which could harm our financial condition and operating results.
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities, purchase obligations primarily relating to clinical development, payments due under our credit facility relating to interest, principal and exit fees, obligations under deferred compensation plans as discussed below and obligations under our Edison agreement as described above. Following is a table summarizing our contractual obligations as of September 30, 2008 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$823	$679	$144	$—	$—
Purchase obligations	2,266	2,266	—	—	—
Payments due under credit facility	11,737	5,584	6,153	—	—
Deferred compensation, including current portion	2,753	294	587	587	1,285
Edison collaboration	875	875	—	—	—

Total	$18,454	$9,698	$6,884	$587	$1,285

     Deferred compensation, including current portion reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments; however, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. The cash surrender value of these life insurance policies approximated $2.2 million as of September 30, 2008. Total trust assets, including amounts held in a money-market account, approximated $2.2 million as of September 30, 2008.
     The Edison collaboration included in the Contractual Obligations table above reflects our obligation to fund Edison’s discovery and research activities into the first quarter of 2009. Under the terms of the Edison agreement, we are obligated to make milestone payments to Edison upon the achievement of certain clinical and regulatory events. We will not be responsible for the payment of future milestone and/or royalty payments in the event that the development program is discontinued and the agreement is terminated. Development of drug candidates is a long, expensive and uncertain process. At any stage of the development process, we may decide to discontinue the development of the product candidates under the Edison agreement. As a result, the contractual obligations as of September 30, 2008 listed in the table above do not include any such future potential milestone or royalty payments to Edison.
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
     At September 30, 2008, our marketable securities consisted primarily of corporate debt and approximated $699,000. These marketable securities had maturity dates of up to one month. Due to the relatively short-term maturities of these securities, management believes there is no significant market risk. At September 30, 2008, market values approximated carrying values. At September 30, 2008, we had approximately $23.0 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would cause a decrease in the annual amount of interest earned on such balance of up to approximately $230,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of Jennifer L. Good, in her capacity as our principal executive officer, and Benjamin L. Palleiko, in his capacity as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, Ms. Good, our principal executive officer and Mr. Palleiko, our principal financial officer, concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of the filing by IMPAX of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
     On June 14, 2008, we and Endo each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30mg.
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
Sandoz ANDA Litigation.
     On July 10, 2008, we and Endo each received a notice from Sandoz advising us and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, we and Endo filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.
Barr ANDA Litigation.
     On September 12, 2008, we and Endo each received a notice from Barr advising us and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg. On September 13, 2008, we and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA, as amended, contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, we and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456.

Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall. An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2008.
We have not been profitable and expect to continue to incur substantial losses
     We have incurred net losses since 1994, including net losses of $34.5 million, $31.3 million and $22.9 million during 2007, 2006 and 2005, respectively. For the nine month period ended September 30, 2008, our net loss was $24.5 million. As of September 30, 2008, our accumulated deficit was approximately $231 million.
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
     Our future profitability will depend on numerous factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER which may be adversely affected by any potential generic entry;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the successful development and commercialization of product candidates in our portfolio;

•	the level of investment for acquisitions or in-licensing of compounds or technologies intended to support our growth; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.
     We may require additional funding which may be difficult to obtain
     As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $23.0 million. We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis into at least the first quarter of 2010. If we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations into at least the first quarter of 2010 without seeking additional funding from the capital markets.
     We have taken measures to reduce our spending and to manage our costs more closely and are adjusting the pace and timing of our planned clinical programs to match these costs with our financial resources. We are seeking to enter into collaboration and licensing agreements for nalbuphine ER, Opana ER outside the U.S. and our drug delivery technologies to provide additional funding for our operations.

     Requirements for capital in our business may be substantial. Our potential need to seek additional funding from the capital markets will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic entry;

•	the timing and amount of payments received under collaborative agreements including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquired rights under this agreement;

•	the progress of our development projects, funding obligations with respect to the projects, and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into additional collaborations for nalbuphine ER, Opana ER outside the U.S. and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of investment for the acquisition or in-licensing of technologies or compounds intended to support our growth;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER;

•	the level of our investment in capital expenditures for facilities and equipment; and

•	our success in reducing our spending and managing our costs.
     Under the current economic environment, market conditions have made it very difficult for companies like ours to obtain equity or debt financing. We believe that any such financing that we could conduct would be on significantly unfavorable terms. If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Additional debt financing, such as the credit facility noted above, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements, or research and development arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us. If we seek but are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, including our planned clinical trials, which could harm our financial condition and operating results.
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
     IMPAX and Actavis have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Sandoz and Barr have also each filed an ANDA that covers the Opana ER 5 mg, 10 mg, 20 mg and 40 mg strengths. We and Endo have filed patent infringement lawsuits against each of IMPAX, Actavis, Sandoz and Barr in connection with their respective ANDAs. Descriptions of these lawsuits are included in “Part II. Item 1. — Legal Proceedings.”
     We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. We believe that we are entitled to a 30-month stay against IMPAX’s ANDA, Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5mg, 10 mg, 20 mg and 40 mg. If this occurs or if we and Endo are unsuccessful in our Hatch-Waxman suits, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We expect that competition from at least four generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we expect to receive from Endo and our results of operations and financial condition.
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
Our success depends on our ability to protect our patents and other intellectual property rights
     Our success depends in significant part on our ability to obtain patent protection for our products, both in the United States and in other countries, and our ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Patents may not be issued from any patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents. We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which patents expired in September 2008 and the other of which patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we may become a party to Hatch-Waxman litigation. We and Endo filed patent infringement suits against IMPAX, Actavis, Sandoz and Barr in connection with their respective ANDAs for Opana ER. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Actavis, Sandoz and Barr because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX in these four strengths. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to generic competition as early as June 2009 when the new dosage form exclusivity for Opana ER expires. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we expect to receive from Endo and results of our operations and financial condition.
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
     We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include:
•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive to the product on which we are collaborating, which could affect our collaborator’s commitment to our collaboration.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products. which could reduce the revenues we receive on the products.

•	Our collaborators may pursue higher priority programs or change the focus of their commercialization programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies re-evaluate their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

•	Disputes may arise between us and our collaborators from time to time regarding contractual or other matters. In 2006, we were engaged in a dispute with Endo with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability. In January 2007, we resolved our dispute as part of an amendment to the strategic alliance agreement between us and Endo. Any other such disputes with Endo or

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
     Opana ER faces, and our products in development will face, competition from products with the same indications. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz and Barr.
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
     Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is developing the coenzyme Q analog, idebenone. Idebenone is in active clinical development for the diseases of Friedreich’s Ataxia, Duchenne’s muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for Friedrich’s Ataxia under the brand name Catena®. GlaxoSmithKline plc. is targeting the mitochondrial metabolic pathways and is planning to study the mitochondrial respiratory chain disease MELAS (mitochondrial myopathy, encephalopathy, lactic acidosis and stroke) syndrome. If these companies are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to receive regulatory approvals for our products if these products have orphan drug exclusivity or to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.
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
     Some of the drug candidates we are developing are in the early stages of development. There is limited information and understanding of the safety and efficacy of these drug candidates. There may not be any clinical data available. We will have to conduct preclinical testing and clinical studies to demonstrate the safety and efficacy of these drug candidates. The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators, and IRB or the FDA may suspend clinical trials at any time if the healthy subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. In the third quarter of 2008, we terminated the development of PW4153 after the results of a Phase I study did not meet our target profile.
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
Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims
     Even if we receive regulatory approval for A0001 or any other product candidate that we develop, we will have tested them in only a small number of carefully selected patients during our clinical trials. If our applications for marketing are approved and more patients from the general population begin to use our products, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. In addition, we may be required to conduct additional clinical trials, make changes in labeling of our products, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.
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
     An adverse outcome in any litigation or other proceeding could subject us to significant liabilities and/or require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms, or at all.
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
     We are currently covered by a primary product liability insurance in amounts of $15 million per occurrence and $15 million annually in the aggregate on a claims-made basis, and by excess product liability insurance in the amount of $5 million. This coverage may not be adequate to cover all product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against potential liability claims. Claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $5.41 per share and $1.73 per share, respectively, for the nine months ended September 30, 2008. On November 5, 2008, the closing market price of our common stock was $1.00. The market is currently experiencing, and from time to time experiences, significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
Specific provisions of our Articles of Incorporation and Bylaws and the laws of Washington State make a takeover of Penwest or a change in control or management of our Company more difficult
     Various provisions of our Articles of Incorporation, our Bylaws and Washington law may have the effect of deterring hostile takeovers, or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest. Until July 27, 2008, we had a shareholder rights plan, often referred to as a poison pill. We may in the future adopt a rights plan or other measures that may have the effect of deterring hostile takeovers, or delaying or preventing changes in control or management of our company.
Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: November 6, 2008	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Second Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.