Form 10-K
period 2008-12-31
PENWEST PHARMACEUTICALS CO
filed 2009-03-16
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2008 was approximately $84,418,000 based on the last sale price of the Registrant’s Common Stock on the Nasdaq National Market on June 30, 2008. The number of shares of the Registrant’s Common Stock outstanding as of March 10, 2009 was 31,719,442.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held on June 10, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. We are currently developing A0001, a coenzyme Q analog drug candidate that we licensed from Edison Pharmaceuticals, Inc., or Edison, for inherited mitochondrial respiratory chain diseases. We are also applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, which we refer to as drug delivery technology collaborations.

Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In 2008, we recognized $5.0 million in royalties from Endo related to sales of Opana ER. We are currently seeking to license Opana ER for development and commercialization outside the United States. Under our agreement with Endo, we and Endo share the rights to Opana ER outside the United States, and any economics from a related collaboration with a third party, equally.

We are currently developing A0001, a drug candidate that we are initially targeting for the treatment of inherited mitochondrial respiratory chain diseases, under a collaboration and license agreement with Edison that we entered into in July 2007. We are currently conducting a Phase Ib multiple ascending dose safety study of A0001 in healthy volunteers. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. The goal of this trial will be to determine if A0001 has biological activity. Under the Edison agreement, we have agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s.

We are party to a number of collaborations involving the use of our extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator. If we are successful in-vitro, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, we generally receive up-front fees, reimbursement of research and development costs, and potential milestone and royalty payments. We are seeking to enter into additional drug delivery technology collaborations.

Our strategy is to identify and develop products that address unmet medical needs, primarily for rare disorders of the nervous system. In support of this strategy, we have set four clearly defined goals for 2009:

•	Maximizing the value of Opana ER, working closely with Endo. We plan to continue to take steps to protect and prosecute the intellectual property around Opana ER and explore licensing opportunities for Opana ER outside the United States.

•	Advancing the development of A0001 drug candidate. Through the planned Phase Ib and IIa trials, we are seeking to establish proof of concept with respect to both safety and efficacy.

•	Monetizing the value of our proven drug delivery technologies and drug formulation expertise by executing additional deals. We are seeking to enter into at least two new collaborations in 2009. We believe that, with two agreements, this aspect of our business can operate on a breakeven basis, fund a portion of our overhead and provide us with a financial stake in products, should they advance in development and commercialization.

•	Managing overhead and other costs to ensure that our infrastructure is sized appropriately to our priorities. We continue to significantly reduce expenses and closely manage our cash expenditures. In January 2009, we reduced our personnel by 18%.

Products

Opana ER.  Opana ER is an oral extended release opioid analgesic which we developed with Endo, using our proprietary TIMERx® technology. In June 2006, the FDA approved for marketing Opana ER, for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo launched Opana ER in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets, and in March 2008 in 7.5 mg, 15 mg and 30 mg tablets. For the year ended December 31, 2008, Endo recorded net sales of Opana ER of $143.0 million, compared with $84.0 million for 2007, representing an increase in net sales of approximately 69%.

Under the terms of our collaboration with Endo, Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the royalty holiday . In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Endo has the right under our agreement to recoup the $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties. For the year ended December 31, 2008, we recognized $5.0 million in royalties from Endo on sales of Opana ER. This royalty amount reflects this temporary reduction. As of December 31, 2008, $5.0 million of the $28 million has been recouped by Endo.

Opana ER is not approved for marketing outside the United States. We are currently seeking collaborators to develop and commercialize Opana ER in various territories outside the United States. Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. A description of our agreement with Endo is included below under the caption “Collaborative and Licensing Agreements.”

Opana ER competes in the market for long acting, strong opioid analgesics with products such as Purdue Pharma’s OxyContin® and MS® Contin, Johnson and Johnson’s Duragesic® patch, King Pharmaceuticals’ Avinza® and Actavis’ Kadian®, as well as generic versions of some of these products. We believe that products in the long acting, strong opioids market had aggregate sales in the United States in 2008 of approximately $4.7 billion.

IMPAX Laboratories, Inc., or IMPAX, Actavis South Atlantic LLC, or Actavis, and Sandoz, Inc., or Sandoz, have each filed abbreviated new drug applications, or ANDA’s, that, together with their respective amendments, cover all seven strengths of Opana ER. Barr Laboratories, Inc., or Barr, has also filed an ANDA that covers the Opana ER 5 mg, 10 mg, 20 mg and 40 mg strengths. These ANDA filings each contained paragraph IV certifications under 21 U.S.C. Section 355(j). We and Endo have filed patent infringement lawsuits against each of IMPAX , Actavis, Sandoz and Barr in connection with their respective ANDA’s.

We intend to pursue all available legal and regulatory avenues to defend Opana ER. We believe that we are entitled to a 30-month stay under the Hatch Waxman Act against IMPAX’s ANDA, Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5mg, 10 mg, 20 mg and 40 mg. If this occurs, or if we and Endo are unsuccessful in these legal proceedings, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires.

On February 20, 2009, we and Endo settled all of the Actavis litigation. Both sides agreed to dismiss their respective claims and counterclaims with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of our four Orange Book-listed patents. We and Endo agreed to grant Actavis a license under US Patent No. 5,958,456 and a covenant not to sue for its generic formulation of Opana ER under our four Orange Book-listed patents. The license and covenant not to sue will take effect on July 15, 2011, and earlier under certain circumstances.

The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.

A description of the legal proceedings related to Opana ER and the settlement with Actavis are included in “Part I. Item 3 — Legal Proceedings.”

A0001.  A0001 is a coenzyme Q analog that we are developing under our collaboration and licensing agreement with Edison. Coenzyme Q is a molecule intrinsic to mitochondria and its production of energy in the body. We are developing A0001 for the treatment of inherited mitochondrial respiratory chain diseases. We believe that impairment of mitochondrial function is a significant factor in a number of inherited mitochondrial respiratory chain diseases. As such, we believe that enhancing mitochondrial function may provide substantial clinical benefit to patients suffering from mitochondrial respiratory chain disease. A0001 has shown strong biological activity in cell assays developed by Edison to test the ability of the class to rescue cells from death caused by inherited mitochondrial diseases.

Mitochondrial diseases are devastating, potentially life-threatening illnesses for which there are no FDA-approved treatments. Mitochondrial diseases are diseases in which the mitochondria in the body is damaged, or not functioning properly, which results in a variety of diseases and disorders. We are currently focusing our development efforts on inherited mitochondrial respiratory chain diseases, which are a subset of mitochondrial disease and include, among other diseases, MELAS, (mitochondrial myopathy, encephalopathy, lactic acidosis, and stroke), Friedreich’s Ataxia, Leber’s Hereditary Optic Neuropathy and COQ10 deficiency. Drugs for the treatment of these diseases may receive orphan drug designation from the FDA. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease” or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for the product. A0001 has received orphan drug designation from the FDA for the treatment of inherited mitochondrial respiratory chain diseases, and we plan to file for orphan drug status for A0001 in the European Union. Orphan drug exclusivity, if granted, generally provides seven years of marketing exclusivity in the United States and ten years in Europe.

In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events that occurred in the study. In February 2009, we initiated a Phase Ib multiple ascending dose clinical study in healthy volunteers. The study is a single-blind, placebo-controlled, multiple ascending dose clinical trial in healthy subjects, designed to assess the safety, tolerability, and pharmacokinetics of A0001 following repeat dosing in healthy male and female subjects. We plan to enroll a total of 30 healthy volunteers in the trial. We expect that results from this study will be available in the second quarter of 2009. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. We are currently working on the study design for the Phase IIa program. In parallel with the Phase Ib trial, we have initiated long-term animal toxicology studies to support the clinical program.

At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals, or Santhera, is currently conducting clinical trials of the coenzyme Q analog, idebenone, for the diseases of Friedreich’s Ataxia, Duchenne’s muscular dystrophy and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for Friedreich’s Ataxia under the brand name Catena®. GlaxoSmithKline plc., or GlaxoSmithKline, through its acquisition of Sirtris Pharmaceuticals, or Sirtris, is planning to study Sirtris’ drug candidate resveratrol in MELAS. We believe A0001 is chemically distinct from Santheras’s idebenone and Sirtris’ resveratrol. As a result, we do not believe that the approval of these drug candidates will impact our ability to obtain FDA approval of A0001 and orphan drug exclusivity.

Under the terms of the Edison agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and up to one additional compound of Edison’s, which we may exercise our option to select, for all indications, subject to the terms and conditions in the agreement. Edison has not yet presented us with a compound for selection under the agreement.

In connection with the dosing in the Phase Ia trial noted above, we made a milestone payment to Edison in August 2008. A description of the Edison agreement is included below under the caption “Collaborative and Licensing Agreements.”

Nifedipine XL.  Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, that was approved by the FDA in December 1999. In March 2000, Mylan signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. Since the inception of our collaboration with Mylan, we have received revenue from Mylan of approximately $39 million, comprised primarily of royalties, as well as milestone payments and sales of bulk TIMERx material.

Nalbuphine ER.  Nalbuphine ER is a controlled release formulation of nalbuphine hydrochloride, for the treatment of moderate chronic pain that we have developed through Phase IIa. Nalbuphine ER, which we formulated using our TIMERx drug delivery technology, is designed to be taken as a tablet twice daily. Nalbuphine hydrochloride is a synthetic opioid agonist/antagonist analgesic that interacts with certain opioid receptors. The agonist/antagonist mechanism of action of nalbuphine ER may reduce potential for abuse as compared to other opioids. We believe the profile of nalbuphine ER may be attractive in the treatment of moderate chronic pain compared to current options because we believe it should provide a better balance of good efficacy, low abuse potential and low side effects. We have conducted multiple Phase I and II studies of various formulations of nalbuphine ER.

In June 2007, we initiated a Phase IIa trial that was designed to determine the safety and efficacy of nalbuphine ER compared to placebo for the treatment of moderate chronic pain. It was a randomized, double-blind, placebo controlled design, with a forced weekly dose escalation. The main objective of the trial was to evaluate the analgesic efficacy of nalbuphine ER in a patient population experiencing chronic pain. There were 138 patients in the intent-to-treat population with chronic pain secondary to osteoarthritis of the knee or hip. Patients enrolled in the trial were given the lowest dose of the drug for week one, increased to a mid-dose level for week two, and increased to the highest dose studied for week three. The study group included a 2-to-1 randomization of patients on drug versus placebo. We designed the trial with multiple endpoints related to clinical pain relief in an effort to understand the activity of the drug and provide the basis for designing a Phase IIb study. Based on the Phase IIa results, we have concluded that nalbuphine ER demonstrated trends of efficacy sufficient to support continued development of the drug. The adverse events were typical opioid-type side effects. In the study, 24% of the nalbuphine ER patients reported no side effects, 66% reported side effects that were characterized as mild or moderate in severity, and 10% reported side effects that were severe. No drug-related serious adverse events were reported during the trial.

During 2008, we determined that due to the cost of the Phase IIb trial that would need to be conducted to advance the development of nalbuphine ER, and our limited financial resources, we would actively seek a collaborator. To date, we have not entered into a collaboration for nalbuphine ER. We plan to continue our licensing effort in 2009. We expect that upon completion of all the clinical trials required by the FDA for nalbuphine ER, our collaborator would seek FDA approval of nalbuphine ER through the filing of a 505 (b)(2) New Drug Application, or NDA.

Additional Product Candidate.  We were developing PW4153, a drug candidate for the treatment of symptoms of Parkinson’s disease, designed to be an extended release formulation containing carbidopa and levodopa. In July 2008, we conducted a Phase I clinical trial for PW4153 to assess the pharmacokinetics of our formulation in healthy volunteers. The goal of the formulation was to minimize the peak to trough fluctuation at steady state as compared to the currently marketed immediate release and extended release formulations. Our formulation did not meet this target and, as a result, we terminated this program in the third quarter of 2008.

Drug Delivery Technologies

We currently have four proprietary drug delivery technologies: TIMERx, a controlled-release technology; Geminex, a technology enabling drug release at two different rates; SyncroDose, a technology enabling controlled release at the appropriate site in the body; and our GastroDose system, a technology enabling drug delivery to the upper gastrointestinal tract. We believe our drug delivery technologies have broad applicability across multiple therapeutic areas. Our TIMERx technologies have been used in four products that have received regulatory approval, two in the United States, including Opana ER, and the others in countries in Europe or South America.

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

Opana ER was formulated using our TIMERx technology. Several other drug formulations utilizing our TIMERx technology have received regulatory approval in the United States, United Kingdom, Italy, Finland and Brazil.

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

Collaborative and Licensing Agreements

Endo Pharmaceuticals Inc.

In September 1997, we entered into a strategic alliance agreement with Endo with respect to the development of Opana ER. This agreement was amended and restated in April 2002, and was further amended in January 2007 and July 2008.

During the development of the product, we formulated Opana ER, and Endo conducted all clinical studies, and prepared and filed all regulatory applications. We agreed to supply bulk TIMERx material to Endo, and Endo agreed to manufacture and market Opana ER in the United States. We also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and us, and that we and Endo would divide equally any fees, royalties, payments or other revenue received by the parties in connection with such licensing activities. We are currently seeking collaborators outside the United States to develop and commercialize Opana ER.

Prior to April 17, 2003, we shared with Endo the funding of costs involved in the development of Opana ER. On April 17, 2003, we exercised our option under the terms of the agreement and discontinued our participation in the funding of the development of Opana ER. As a result of this termination of funding, Endo completed the development of Opana ER and had the right to recoup the portion of development costs incurred by Endo that otherwise would have been funded by us, in accordance with the terms described below.

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

In connection with this change, we and Endo agreed:

•	Endo would pay us royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments would be due to us for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006. In the third quarter of 2008, the royalty holiday was completed and we began to recognize royalties from Endo.

•	Our share of the development costs for Opana ER that we opted out of funding in April 2003 would be fixed at $28 million and would be recouped by Endo through a temporary 50% reduction in royalties following the completion of the royalty holiday. As of December 31, 2008, $5.0 million of the $28 million had been recouped by Endo.

•	Endo would pay us a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

We recognized royalties from Endo related to sales of Opana ER in the amount of $5.0 million for 2008.

In July 2008, we entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed us for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. We credited this reimbursement to selling, general and administrative expense. The costs we incurred subsequent to June 30, 2008 were not significant and have been reimbursed to us by Endo.

Under our collaboration with Endo, we supply bulk TIMERx materials to Endo and Endo is responsible for the manufacture of Opana ER. Endo has outsourced the commercial manufacture of Opana ER to a sole source third party manufacturer with which it has entered into a long-term manufacturing and development agreement.

Edison Pharmaceuticals, Inc.

On July 16, 2007, we entered into a collaboration and license agreement with Edison. Under our agreement, we and Edison have agreed to collaborate on the development of A0001 and up to one additional drug candidate of Edison’s. We have exclusive worldwide rights to develop and commercialize A0001 and the additional drug candidate of Edison’s, which we may exercise our option to select, for all indications, subject to the terms and conditions in the Edison agreement.

Edison has agreed to present to us at least one compound that satisfies agreed upon criteria for consideration by us as a development candidate under the collaboration, in addition to A0001. We have the option, exercisable upon payment of a one time fee, to select any such compound for development. We are working with Edison to identify this compound, but to date no compound has completed the agreed upon criteria.

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

On February 5, 2008, we loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. As of December 31, 2008, $1.1 million, which included accrued interest, is outstanding under this loan.

We also agreed to pay Edison a total of $5.5 million over the 18 months of the research period to fund Edison’s discovery and research activities during the period. This funding is in the form of payments made in advance each quarter. As of December 31, 2008, we have paid $5.4 million of the $5.5 million to Edison. We had the option to extend the term of the research period for up to three consecutive six month periods; however, we did not exercise this option. During the 18 month research period, Edison agreed not to develop or commercialize any compounds, by itself or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with us, or under specified circumstances. In addition, until 60 days after the presentation of a development candidate by Edison, and in other specified circumstances, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases. Edison has not yet presented us with a development candidate and has the option to continue their work at their own expense. Until Edison presents us with an additional compound, it is not able to present compounds to any other parties, or develop or commercialize any compounds by itself or on behalf of a third party. If Edison does not present us with an additional compound, then the agreement provides for credits that we may apply against future potential royalties to Edison on A0001.

Following the end of the research period, the license of any compound under the Edison agreement ends, on a country-by-country, product-by-product basis, when neither we nor Edison have any remaining royalty payment obligations to each other with respect to such compound. Each party’s royalty payment obligation ends upon the later of expiration of the last-to-expire claim of all licensed patents covering such party’s product or expiration of the FDA’s designation of such product as an orphan drug. The Edison agreement may be terminated by us with 120 days prior written notice to Edison. The Edison agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.

Mylan Pharmaceuticals Inc.

On March 2, 2000, Mylan signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that we had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with us whereby Mylan agreed to pay us a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in our original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2008 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $14.9 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2008, 2007 and 2006, royalties from Mylan were approximately $1.8 million, $2.6 million and $3.1 million, respectively, or 21%, 77% and 89%, respectively, of our total revenue.

Drug Delivery Technology Collaborations

We enter into development and licensing agreements with third parties under which we develop formulations of compounds utilizing our TIMERx drug delivery technologies. In connection with these agreements, we generally receive nonrefundable up-front fees, reimbursement for research and development costs incurred up to amounts specified in each agreement, and receive potential milestone payments upon the achievement of specified events. Finally, these agreements provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of December 31, 2008, we are a party to three such drug delivery technology collaborations, and for 2008, we recorded collaborative licensing and development revenue of $1.0 million.

Research and Development

We conduct research and development activities on the development of product candidates utilizing readily available excipients and our own existing drug delivery technologies. Our research and product development expenses in 2008, 2007 and 2006 were $21.0 million, $23.6 million and $22.9 million, respectively. These expenses do not include amounts incurred by our collaborators in connection with the development of products under our collaboration agreements, such as expenses for clinical trials performed by our collaborators, or our collaborators’ share of funding.

Manufacturing

We currently have no internal commercial scale manufacturing capabilities. Under our existing collaboration agreements, our collaborators manufacture the pharmaceutical products and we supply bulk TIMERx materials to the collaborators. We have outsourced the commercial manufacture of bulk TIMERx materials to a third-party pharmaceutical company, Draxis Specialty Pharmaceuticals Inc., or Draxis. Under our manufacturing and supply agreement with Draxis, Draxis has agreed to exclusively manufacture TIMERx materials for us, and we have agreed to purchase from Draxis at least 50% of our annual requirements for these TIMERx materials. The agreement has an initial term that expires in November 2009, and will renew automatically for successive one-year periods unless either party gives notice of its intention not to renew the agreement at least 180 days prior to the then-current term. Either Draxis or we may terminate the agreement for the other’s bankruptcy, uncured breach, or for convenience on 18 months notice. We also agreed to purchase finished TIMERx materials and certain raw materials purchased by Draxis, under certain conditions, upon termination or expiration of the agreement. We currently do not have a second supplier of TIMERx materials. We have taken steps toward qualifying a second contract manufacturer as a second source of supply. However, there is additional work required before the site is validated. We believe that there are a limited number of manufacturers that comply with current good manufacturing practices, or cGMP, regulations and are capable of manufacturing bulk TIMERx materials.

Our TIMERx technology is based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan gums and locust bean gums, in the presence of dextrose. We and Draxis purchase these gums from a primary supplier. We have also qualified alternate suppliers with respect to these gums. To date, we have not experienced difficulty acquiring these materials.

Under our collaboration with Endo, we supply bulk TIMERx materials to Endo and Endo is responsible for the manufacture of Opana ER. Endo has outsourced the commercial manufacture of Opana ER to a sole source third party manufacturer with which it has entered into a long-term manufacturing and development agreement.

Marketing and Distribution

We do not have a sales force for any products. Endo currently markets Opana ER, and pursuant to our drug delivery technology agreements, our collaborators have responsibility for the marketing and distribution of any pharmaceutical products developed.

If we successfully develop one or more products for rare disorders of the nervous system, and determine to retain the rights to market or co-promote, we may build or acquire a relatively small specialty sales force that targets specialty physicians to market these products. We believe that high-prescribing neurologists can be effectively targeted with a sales force of this size.

Patents and Proprietary Rights

We believe that patent and trade secret protection of our products and our drug delivery technologies is important to our business, and that our success will depend in part on our ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

As of December 31, 2008, we owned a total of 32 U.S. patents and 96 foreign patents. The U.S. patents principally cover our technologies and their modifications and improvements, including the combination of xanthan gum and locust bean gum. Our patents also cover the application of those drug delivery technologies to various active drug substances in different dosage forms and the methods of preparation for such formulations. Our patents expire between 2009 and 2024.

We own four issued U.S. patents listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book for Opana ER. U.S. Patent No. 5,128,143 expired in September 2008, two patents expire in 2013 and one expires in 2023. They cover the formulation of Opana ER. We and Endo are each prosecuting several additional patent applications related to Opana ER. These applications cover sustained release formulations of Opana ER, methods of making and using the same formulation and various properties of the formulation.

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

We have filed patent infringement suits against IMPAX, Actavis, Sandoz and Barr in connection with their respective ANDA’s. We have agreed to settle our patent infringement litigation with Actavis. A description of the litigation and the Actavis settlement is included in “Part I. Item 3 — Legal Proceedings.”

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

In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, granted significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. It also significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties, as well as other civil and criminal penalties.

Before a drug product may be marketed in the United States, it must be approved by the FDA. The approval process requires substantial time, effort and financial resources. We cannot be sure that any approval will be granted or granted on a timely basis. There are several kinds of applications that may be submitted to obtain FDA approval of drug products, including NDAs, section 505(b)(2) NDAs or ANDAs. An NDA is a New Drug Application in which the information required for approval, including investigations of safety and effectiveness, comes from studies conducted by or for the sponsor of the NDA, or for which the sponsor has obtained a right of reference. A section 505(b)(2) NDA is an NDA in which at least some of the information required for approval comes from studies not conducted by or for the sponsor, and for which the sponsor has not obtained a right of reference. An ANDA is an application that utilizes for proof of safety and effectiveness data demonstrating that the drug is “the same as” and “bioequivalent” to a drug which the FDA has previously approved as safe and effective.

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

Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, the conduct of which must comply with federal regulations and requirements, including the FDA’s good laboratory practice regulations. The results of the pre-clinical tests, together with manufacturing information, analytical data, a proposed clinical trial protocol and other information, must be submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the proposed clinical trials outlined in the IND. Any concerns or questions raised by the FDA must be resolved before clinical trials may begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials must be conducted in compliance with federal regulations and requirements, including good clinical practices under protocols detailing, for example, the parameters to be used in monitoring patient safety, and the safety and effectiveness criteria, or end points, to be evaluated.

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and the clinical studies, together with other detailed information, including information on the manufacture and composition of the product and proposed labeling, are submitted in an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the product candidate is manufactured to ensure that cGMP compliance is satisfactory. The FDA will approve an NDA only if it satisfies all regulatory criteria for approval. If the FDA determines the NDA does not meet all regulatory criteria, it will issue a “complete response” letter, which outlines the deficiencies in the NDA and, when possible, recommends actions that the applicant might take to place the application in condition for approval. Such actions may include, among other things, conducting additional safety or efficacy studies after which the sponsor may resubmit the application for further review. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The FDCA provides that the final approval of 505(b)(2) NDAs will be subject to certain conditions in various circumstances. For example, the holder of the NDA for the already-approved drug may be entitled to a period of market exclusivity, during which the FDA cannot finally approve the 505(b)(2) NDA. Also, if the already-approved drug is covered by one or more unexpired patents that are listed in the Orange Book, the 505(b)(2) NDA must contain a Paragraph III or Paragraph IV certification or, in some cases, a “section viii” statement. If the 505(b)(2) NDA contains a Paragraph IV certification to a patent listed prior to the official filing date of the 505(b)(2) NDA and a timely lawsuit is filed, the FDA may not finally approve the 505(b)(2) NDA until the earlier of a court decision in favor of the 505(b)(2) NDA applicant or the expiration of 30 months from the date of the notice of the Paragraph IV certification, a period that may be shortened or extended by the court. The regulations governing marketing exclusivity and patent protection are complex and often uncertain.

ANDAs:  The FDA may approve an ANDA if the product is the same in specified respects as an already approved drug, or if the FDA has declared the drug suitable for an ANDA submission. An ANDA must contain the same manufacturing and composition information as the NDA for the listed drug, but applicants need not submit pre-clinical and clinical safety and effectiveness data. Instead, they must submit studies showing that the product is bioequivalent to the already approved drug (although, in some cases, even the submission of bioequivalence data may be waived). Drugs are bioequivalent if the rate and extent of absorption of the proposed generic drug does not show a significant difference from the rate and extent of absorption of the already-approved drug. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical studies necessary to support an NDA. However, bioequivalence for extended release drugs is often difficult to interpret and is sometimes subject to challenge by the reference listed drug holder.

As is the case for 505(b)(2) NDAs, final approvals of ANDAs are subject to delay in various circumstances such as when the holder of the NDA for the already approved drug is entitled to a period of marketing exclusivity during which the FDA cannot finally approve the ANDA. In addition, if the ANDA applicant has provided a Paragraph IV certification to a patent listed prior to submission of the ANDA and a timely lawsuit is filed, final approval of the ANDA cannot occur until the earlier of a court decision in favor of the ANDA applicant or the expiration of 30 months from the date of the notice of the Paragraph IV certification, a period that may be shortened or extended by the court. The regulations governing marketing exclusivity and patent certification relating to ANDAs are complex and often uncertain.

Orphan Drug Designation:  The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition” that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for the product. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Also, competitors may receive approval of other different drugs or biologics for the indications for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

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

Opana ER is approved for the treatment of moderate to severe chronic pain and competes with OxyContin and MS Contin, the Duragesic patch, Avinza, Kadian and the generic versions of some of these drugs. These products are potential treatment options for a physician managing a patient with moderate to severe chronic pain. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz and Barr. We are also aware of tamper resistant formulations of oxycodone and morphine that have been submitted to the FDA for review and approval, which, if approved, would compete with Opana ER.

We believe A0001 and the Edison drug candidate we may acquire in the future may face competition from products that are under development by other companies for the same indications, such as Santhera and Sirtris, which was acquired by GlaxoSmithKline. Santhera’s molecule, idebenone, is in active clinical development for the diseases of Friedreich’s Ataxia, Duchennes muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for Friedreich’s Ataxia under the brand name Catena®. GlaxoSmithKline, through its acquisition of Sirtris, is planning to study Sirtris’ drug candidate resveratrol in MELAS.

We are seeking to enter into drug delivery technology collaborations. In seeking these collaborations, we are competing on the basis of our drug delivery technologies and drug formulation expertise with other companies that offer drug delivery technologies and formulation services, and the in-house drug delivery technologies and formulation expertise of our potential collaborators.

Employees

As of March 10, 2009, we employed approximately 48 people, of whom 34 were primarily involved in research and development activities, and 14 were primarily involved in selling, general and administrative activities. As of March 10, 2009, none of our employees were covered by collective bargaining agreements. We consider our employee relations to be good.

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

We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis

We have incurred net losses since 1994, including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. As of December 31, 2008, our accumulated deficit was approximately $234 million.

We anticipate that, based upon our current operating plan, which contemplates a significant reduction in our operating expenses, and expected royalties from third parties, we will achieve quarterly profitability in the fourth quarter of 2009. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to significantly reduce our operating expenses, we may not be able to achieve quarterly profitability in the fourth quarter of 2009. However, even if we are able to achieve profitability on a quarterly basis, we may not be able to maintain it, or we may not be able to achieve profitability on an annual basis.

Developing drug candidates to treat rare disorders of the nervous system will require us to incur substantial costs and expenses associated with clinical trials, regulatory approvals and commercialization. For instance, if we determine to advance A0001 into later stage clinical trials in 2010, such costs and expenses are likely to increase. As a result, we may continue to incur net losses until such time as we can generate significant revenue from Opana ER or other products that we develop. Net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.

Our future profitability will depend on numerous factors, including:

•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the level of our general and administrative expenses;

•	the successful development and commercialization of product candidates in our portfolio; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.

We may require additional funding which may be difficult to obtain

As of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $16.7 million. We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least the first half of 2010. If we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations through the first half of 2010 without seeking additional funding from the capital markets.

We have taken measures to reduce our spending and to manage our costs more closely, including staff reductions that we implemented in January 2009 and establishing a narrowed set of priorities for 2009, which recognize our limited financial resources and the challenging environment in which we operate. We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States and for nalbuphine ER, and to enter into drug delivery technology collaborations. These collaborations may provide additional funding for our operations.

Requirements for capital in our business may be substantial. Our potential need to seek additional funding will depend on many factors, including:

•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER;

•	the timing and amount of payments received under collaborative agreements including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of payments to Edison in connection with the Edison agreement, as well as our internal costs of development for drug candidates for which we acquired rights under this agreement;

•	the progress of any development projects we may undertake and funding obligations with respect to these projects;

•	our ability to enter into collaborations for Opana ER outside the United States, our drug delivery technologies and nalbuphine ER, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities and equipment; and

•	our success in reducing our spending and managing our costs.

Under the current economic environment, market conditions have made it very difficult for companies like ours to obtain equity or debt financing. We believe that any such financing that we could obtain would be on significantly unfavorable terms. If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Additional debt financing, such as the credit facility noted above, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements, or research and development arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us. If we seek but are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate our planned development activities, including our planned clinical trials, which could harm our financial condition and operating results.

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

IMPAX, Actavis and Sandoz have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Barr has also filed an ANDA that covers the Opana ER 5 mg, 10 mg, 20 mg and 40 mg strengths. We and Endo have filed patent infringement lawsuits against each of IMPAX , Sandoz and Barr in connection with their respective ANDAs and have settled our litigation with Actavis. Descriptions of these lawsuits are included in “Part I. Item 3. — Legal Proceedings.”

We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. We believe that we are entitled to a 30-month stay against IMPAX’s ANDA , Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If this occurs or if we and Endo are unsuccessful in our Hatch-Waxman patent lawsuits, Opana ER could be subject to generic competition as early as June 2009 when the new dosage form exclusivity expires. We expect that competition from one or more of these generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we receive from Endo and our results of operations and financial condition.

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

Our success depends on our ability, or our collaborator’s ability, to protect our patents and other intellectual property rights

Our success depends in significant part on our ability, or our collaborator’s ability, to obtain patent protection for our products, both in the United States and in other countries, or on our collaborator’s ability to obtain patents with respect to products on which we are collaborating with them. Our success also depends on our and our collaborator’s ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Patents may not be issued from any patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents. We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which patents expired in September 2008 and the other of which patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. We and Endo filed patent infringement suits against IMPAX, Sandoz and Barr in connection with their respective ANDAs for Opana ER and settled our litigation with Actavis. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Actavis, Sandoz and Barr because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX in these four strengths. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to generic competition as early as June 2009 when the new dosage form exclusivity for Opana ER expires. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo and the results of our operations and financial condition.

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

We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include:

•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive to the product on which we are collaborating, which could affect our collaborator’s commitment to our collaboration.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products, which could reduce the revenues we receive on the products.

•	Our collaborators may pursue higher priority programs or change the focus of their commercialization programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies re-evaluate their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

•	Disputes may arise between us and our collaborators from time to time regarding contractual or other matters. In 2006, we were engaged in a dispute with Endo with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability, which we subsequently resolved. Any other such disputes with Endo or other collaborators could be time consuming and expensive, and could impact our anticipated rights under our agreements with those collaborators.

We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products

We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products. In the past, we have relied on our collaborators to manufacture, market and sell our products. Under our collaboration with Edison, we are responsible for pharmaceutical and clinical development, seeking regulatory approvals, manufacturing, and marketing of the products. Accordingly, we will have to continue to develop our own capabilities in these areas, or seek a collaborator.

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

Misuse and/or abuse of Opana ER , which contains a narcotic ingredient, could subject us to additional regulations, including compliance with risk management programs, which may prove difficult or expensive for us to comply with, and we and Endo may face lawsuits

Opana ER contains a narcotic ingredient. Misuse or abuse of drugs containing narcotic ingredients can lead to physical or other harm. In the past few years, for example, reported misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. The sponsor of OxyContin also faced numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of Opana ER could also lead to additional regulation of Opana ER and subject us and Endo to litigation.

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

Opana ER faces competition from products with the same indications. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz and Barr. We are also aware of tamper resistant formulations of oxycodone and morphine that have been submitted to the FDA for review and approval, which, if approved, would compete with Opana ER.

Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is currently conducting clinical trials of the coenzyme Q analog, idebenone for the diseases of Friedreich’s Ataxia, Duchenne’s muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for Friedreich’s Ataxia under the brand name Catena®. GlaxoSmithKline plc., through its acquisition of Sirtris is planning to study Sirtris’ drug candidate resveratrol for MELAS. If these companies are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to receive regulatory approvals for our products if these products have orphan drug exclusivity or to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.

Our drug delivery technologies and our efforts to enter into drug delivery technology collaborations, face competition from numerous public and private companies and their extended release technologies, including the oral osmotic pump (OROS) technology marketed by Johnson & Johnson, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, and traditional matrix systems marketed by SkyePharma plc.

If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products such as A0001

In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, either because the FDA or other regulatory agencies object or for other reasons. With respect to our approved products, including Opana ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals. We may develop the product candidates we obtain under our collaboration with Edison independently, including controlling the clinical trials and regulatory submissions with the FDA. We have limited experience in conducting Phase II and Phase III clinical trials and to date have not obtained approval for the marketing of a drug product. In 2005, we submitted an NDA for a product we were developing, PW2101, but we received a non-approvable letter from the FDA and terminated the development program.

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

Some of the drug candidates we may develop will be in the early stages of development. There will be limited information and understanding of the safety and efficacy of these drug candidates. There may not be any clinical data available. We will have to conduct preclinical testing and clinical studies to demonstrate the safety and efficacy of these drug candidates. The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators, and Institutional Review Board or the FDA may suspend clinical trials at any time if the healthy subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. In the third quarter of 2008, we terminated the development of PW4153 after the results of a Phase I study did not meet our target profile.

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

We have received orphan drug designation for A0001 from the FDA for the treatment of inherited mitochondrial respiratory chain diseases. We plan to file for orphan drug status for A0001 in the European Union. The FDA and the European Union regulatory authorities grant Orphan Drug designation to drugs intended to treat a rare disease or condition. In the United States, orphan drug designation is generally for drugs intended to treat a disease or condition that affects fewer than 200,000 or more than 200,000 individuals and for which there is no reasonable expectation that the cost of developing and making available in the

United States a product for this type of disease or condition will be recovered from sales in the United States for the product. In the European Union, orphan drug designation is for drugs intended to treat diseases affecting fewer than five in 10,000 individuals.

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

In addition, both before and after regulatory approval, we, our collaborators, our products, and our product candidates are subject to numerous FDA regulations, among other things, covering testing, manufacturing, quality control, cGMP, adverse event reporting, labeling, advertising, promotion, distribution and export of drug products. We and our collaborators are subject to surveillance and periodic inspection by the FDA to ascertain compliance with these regulations. The relevant law and regulations may also change in ways that could affect us, our collaborators, our products and our product candidates. Failure to comply with regulatory requirements could have a material adverse impact on our business.

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

The cost of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. We could incur significant costs in participating or assisting in the litigation. In the case of the generic litigation involving Opana ER, our collaborator Endo is bearing all litigation costs. However, on other products we develop, we may be required to incur these costs to defend our patents. Our competitors may have substantially greater resources to sustain the cost of such litigation and proceedings more effectively than we can. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

We are currently covered by primary product liability insurance in the amounts of $15 million per occurrence and $15 million annually in the aggregate on a claims-made basis, and by excess product liability insurance in the amounts of $5 million per occurrence and $5 million annually in the aggregate. This coverage may not be adequate to cover all product liability claims. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against potential liability claims. Claims that are not covered by product liability insurance could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock may be volatile

The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $5.41 per share and $0.37 per share, respectively, for the twelve months ended December 31, 2008. On March 10, 2009, the closing market price of our common stock was $1.46. The market is currently experiencing and from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.

Specific provisions of our Shareholder Rights Plan, Articles of Incorporation and Bylaws and the laws of Washington State make a takeover of Penwest or a change in control or management of our Company more difficult

We have adopted a shareholder rights plan, often referred to as a poison pill. The rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms that are not approved by our board of directors, unless the board first determines to redeem the rights. Various provisions of our Articles of Incorporation, our Bylaws and Washington law may also have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest. We may in the future adopt measures that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company.

Proxy contests pursued by dissident shareholders may be costly and disruptive to our business operations

Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. Perceptive Life Sciences Master Fund Ltd., or Perceptive, and Tang Capital Partners, LP, or Tang, which currently beneficially own in excess of 40% of our outstanding common stock, in the aggregate, have sent a letter to our Nominating and Governance Committee for the purpose of nominating their own slate of directors for election at the 2009 annual meeting of shareholders. They have also issued a letter indicating that they plan to propose for a vote by our shareholders at the 2009 annual meeting a referendum on our strategy and certain amendments to our bylaws and threatening to sue our board of directors and officers.

If a proxy contest is pursued by Perceptive and Tang, or any other shareholder, it could result in substantial expense to us and consume significant attention of our management and Board of Directors. Moreover, if the proxy contest is intended to effect changes in our management and strategic direction, it could disrupt our operations and our ability to achieve our strategic goals by creating uncertainty for our employees and current and prospective suppliers, manufacturers and collaborators.

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

We also lease a research facility, comprising approximately 15,500 square feet, in Patterson, New York, which we owned prior to the sale of our excipient business to Josef Rettenmaier Holding GmbH & Co. KG. in 2003. We lease this facility under a lease that expires on December 31, 2009.

The space we currently lease in Danbury, Connecticut and Patterson, New York is adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

Item 1.	Legal Proceedings

Impax ANDA Litigation

On October 3, 2007, we received a letter from IMPAX notifying us of the filing by IMPAX of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to our patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, we received a letter from IMPAX notifying us of additional Paragraph IV certifications relating to our patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and us filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo us are null, void and of no legal effect. On December 14, 2007, we received a letter from IMPAX notifying us of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and us of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, we and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. We and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior

Paragraph IV certification notices. On January 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.

On June 14, 2008, we and Endo each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30 mg.

In January 2009, the cases against IMPAX were reassigned to the U.S. District Court of New Jersey, or U.S. Dist. NJ.

Actavis ANDA Litigation.

On February 14, 2008, we received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, we and Endo and filed a lawsuit against Actavis in the U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, we and Endo each received a notice from Actavis advising us and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, we and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. We believe we are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.

On February 20, 2009, we and Endo settled all of the Actavis litigation. Both sides agreed to dismiss their respective claims and counterclaims with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of our four Orange Book-listed patents. We and Endo agreed to grant Actavis a license under US Patent No. 5,958,456 and a covenant not to sue for its generic formulation of Opana ER under our four Orange Book-listed patents. The license and covenant not to sue will take effect on July 15, 2011, and earlier under certain circumstances.

The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.

Sandoz ANDA Litigation.

On July 10, 2008, we and Endo each received a notice from Sandoz advising us and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, we and Endo filed a lawsuit against Sandoz in the

U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice. In January 2009, the cases against Sandoz were reassigned to the U.S. Dist. NJ.

Barr ANDA Litigation.

On September 12, 2008, we and Endo each received a notice from Barr advising us and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg. On September 13, 2008, we and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA as amended contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, we and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456. In January 2009, the cases against Barr were reassigned to the U.S. Dist. NJ.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of March 12, 2009.

Name	Age	Title	Dates

Jennifer L. Good	44	President and Chief Executive Officer	2006 — current
		President, Chief Operating Officer and Chief Financial Officer	2005 — 2006
		Senior Vice President, Finance and Chief Financial Officer	1997 — 2005
Anand R. Baichwal, Ph.D.	54	Senior Vice President, Licensing and Chief Scientific Officer	2006 — current
		Senior Vice President, Research & New Technology Development and Chief Scientific Officer	1997 — 2006
Amale Hawi, Ph.D.	55	Senior Vice President, Pharmaceutical Development	2007 — current
		President, A. Hawi Consulting Ltd.	2002 — 2007
Paul F. Hayes	53	Vice President, Strategic Marketing	2005 — current
		Senior Director, Marketing, Oscient Pharmaceuticals	2002 — 2005
		Deputy Director, Marketing, Bayer Healthcare Pharmaceuticals	1999 — 2002
Frank P. Muscolo	52	Controller and Chief Accounting Officer	2007 — current
		Controller	1997 — 2007
Thomas Sciascia, M.D.	55	Senior Vice President and Chief Medical Officer	2001 — current

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $.001 par value, is listed with and trades on the Nasdaq Global Market under the symbol “PPCO.” The high and low sale prices of our common stock during 2008 and 2007 are set forth below. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low

PERIODS IN 2008
Quarter Ended March 31	$6.02	$2.40
Quarter Ended June 30	$3.72	$2.56
Quarter Ended September 30	$4.22	$1.60
Quarter Ended December 31	$2.11	$0.34
PERIODS IN 2007
Quarter Ended March 31	$17.50	$9.43
Quarter Ended June 30	$13.99	$9.92
Quarter Ended September 30	$14.60	$10.57
Quarter Ended December 31	$11.64	$4.68

On March 10, 2009, we had 616 shareholders of record.

We have never paid cash dividends on our common stock. We presently intend to retain earnings, if any, for use in the operation of our business, and are precluded from paying any cash dividends under the terms of our credit facility with GE Business Financial Services Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our financial statements. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$8,534	$3,308	$3,499	$6,213	$5,108
Cost of revenues	1,438	605	231	39	104
Selling, general and administrative	12,052	14,260	14,075	13,247	9,485
Research and product development	21,041	23,561	22,857	17,797	20,205
Investment income	541	1,770	2,352	1,974	906
Interest expense	(1,278)	(1,117)	—	—	—

Net loss	$(26,734)	$(34,465)	$(31,312)	$(22,898)	$(23,785)

Basic and diluted net loss per share	$(0.89)	$(1.48)	$(1.38)	$(1.05)	$(1.28)
Weighted average shares of common stock outstanding — basic and diluted	29,923	23,216	22,751	21,711	18,627

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$16,692	$15,680	$16,182	$15,917	$14,249
Marketable securities	—	7,293	24,408	39,377	60,121
Working capital	14,792	17,891	38,254	53,912	71,946
Total assets	31,854	36,982	52,742	67,021	87,522
Long term obligations-deferred compensation	2,384	2,588	2,763	2,977	3,314
Long term debt	4,112	9,595	—	—	—
Accumulated deficit	(233,627)	(206,893)	(172,428)	(141,116)	(118,218)
Shareholders’ equity	$15,926	$16,237	$45,121	$60,411	$78,801

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. We are currently developing A0001, a coenzyme Q analog drug candidate that we licensed from Edison, for inherited mitochondrial respiratory chain diseases. We also are applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, which we refer to as drug delivery technology collaborations.

Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo using our proprietary TIMERx® drug delivery technology. Opana ER was approved by the FDA in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In 2008, we recognized $5.0 million in royalties from Endo related to sales of Opana ER. We are currently seeking to license Opana ER for development and commercialization outside the United States. Under our agreement with Endo, we and Endo share the rights to Opana ER outside the United States, and any economics from a related collaboration with a third party, equally.

We are currently developing A0001, a product candidate that will be initially targeted for the treatment of inherited mitochondrial respiratory chain diseases, under a collaboration and license agreement with Edison that we entered into in July 2007. We are currently conducting a Phase Ib multiple ascending dose safety study of A0001 in healthy volunteers. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. The goal of this trial will be to determine if A0001 has biological activity. Under the Edison agreement, we have agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s.

We are party to a number of collaborations involving the use of our extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator. If we are successful in-vitro, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, we generally receive up-front fees, reimbursement of research and development costs, and potential milestone and royalty payments. We are seeking to enter into additional drug delivery technology collaborations.

Endo.  Under the terms of our collaboration with Endo, Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the royalty holiday. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Endo has the right under our agreement to recoup the $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER through a temporary 50% reduction in royalties. The royalty amount we recognized in 2008 reflects this temporary reduction. As of December 31, 2008, $5.0 million of the $28 million has been recouped by Endo.

Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. We and Endo are currently seeking a collaborator to develop and commercialize Opana ER in territories outside the United States. A description of our agreement with Endo is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1. Business”.

We and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, in July 2008. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed us for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. We credited this reimbursement to selling, general and administrative expense in the third quarter of 2008. Our costs incurred subsequent to June 30, 2008 were not significant and have been reimbursed to us by Endo.

Edison.  Under the terms of the Edison agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and up to one additional compound of Edison’s, which we may exercise our option to select, for all indications, subject to the terms and conditions in the agreement. Edison has not yet presented us with the additional compound for selection under the agreement. In connection with the dosing in the Phase Ia trial noted above, we made a milestone payment to Edison in August 2008. A description of the Edison agreement is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1. Business.”

Mylan.  Under a collaboration agreement with Mylan, we developed Nifedipine XL, a generic version of Procardia XL, based on our TIMERx technology that was approved by the FDA. In March 2000, Mylan signed a supply and distribution agreement with Pfizer to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL.

Net loss and profitability.  We have incurred net losses since 1994 including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. As of December 31, 2008, our accumulated deficit was approximately $234 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg and, to a lesser extent, from bulk sales of TIMERx to Endo for use in Opana ER. We anticipate that, based upon our current operating plan, which contemplates a significant reduction in our operating expenses, and expected royalties from third parties, we will achieve quarterly profitability in the fourth quarter of 2009. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to significantly reduce our operating expenses, we may not be able to achieve quarterly profitability in the fourth quarter of 2009. Our future profitability will depend on numerous factors, including:

•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the level of our general and administrative expenses;

•	the successful development and commercialization of product candidates in our portfolio; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.

Our results of operations may fluctuate from quarter to quarter depending on the amount and timing of royalties on Endo’s sales of Opana ER, Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg, the volume and timing of shipments of formulated bulk TIMERx material, including to Endo, the variations in payments under our collaborative agreements, and the amount and timing of our investment in research and development activities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are fully described in Note 2 to our financial statements included in this annual report, we regard the following as critical accounting estimates:

Revenue Recognition

Royalties — We recognize revenue from royalties based on our collaborators’ sales of products using our technologies, or their sales of other products as contractually provided for, as is the case with Mylan. We recognize royalties as earned in accordance with contract terms when royalties from collaborators can be reasonably estimated and collectability is reasonably assured.

Product sales — We recognize revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in the cost of revenues.

Collaborative licensing and development revenue — We recognize revenue from reimbursements received in connection with our drug delivery technology collaborations as related research and development costs are incurred, and our contractual services are performed, provided collectability is reasonably assured. We include such revenue in collaborative licensing and development revenue in our statements of operations. Amounts contractually owed to us under these collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in our balance sheets. Our principal costs under these agreements, which are generally reimbursed to us as provided by these agreements, include our personnel conducting research and development and our allocated overhead, as well as research and development performed by outside contractors or consultants.

We recognize revenues from non-refundable up-front fees received under collaboration agreements ratably over the performance period as determined under the related collaboration agreement. If the estimated performance period is subsequently modified, we will modify the period over which the up-front fee is recognized accordingly on a prospective basis. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees we had received, which we deferred, are generally recognized in full. We include all such recognized revenues in collaborative licensing and development revenue in our statements of operations.

Milestone payments — We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, we recognize milestone payments ratably over the remaining period of our performance obligations under the collaboration agreement.

Research and Development Expenses

Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements, and include related salaries, benefits and other personnel related expenses, costs of drug active, preclinical and clinical trial costs, and contract and other outside service fees including payments to collaborators for sponsored research activities. We expense research and development costs as incurred. A significant portion of our development activities are outsourced to third parties, including contract research organizations and contract manufacturers in connection with the production of clinical materials, or may be performed by our collaborators. In such cases, we may be required to make estimates of related service fees or our share of development costs. These arrangements may also require us to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

These estimates involve identifying services which have been performed on our behalf, and estimating the level of service performed and associated cost incurred for such service as of each balance sheet date in our financial statements. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of service incurred by such service providers. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Deferred Taxes — Valuation Allowance

We establish valuation allowances against our recorded deferred income tax assets to the extent that we believe it is more likely than not that a portion of the deferred income tax assets are not realizable. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At December 31, 2008, we had recorded full valuation allowances totaling approximately $40.6 million against our net deferred tax assets, as we believe it more likely than not that our deferred income tax assets will not be realized due to our historical losses.

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

Share-Based Compensation

We account for our share-based compensation using SFAS 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to recognize in expense all share-based payments granted to employees and directors, including grants of stock options and grants under compensatory employee stock purchase plans, in our statement of operations based on their fair values as they are earned by the employees and directors under the vesting terms. For the year ended December 31, 2008, we recorded approximately $3.1 million of expense associated with share-based payments, primarily comprised of approximately $2.2 million attributable to employee and director stock options, and approximately $791,000 attributable to restricted stock awards. As of December 31, 2008, there was approximately $1.6 million and $422,000 of unrecognized compensation cost related to stock option awards and outstanding restricted stock awards, respectively, that we expect to recognize as expense over a weighted average period of 0.9 years and 2.2 years, respectively.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, we utilize an option pricing model to derive an estimated fair value. In calculating the estimated fair value of our stock options granted, we use a Black-Scholes-Merton pricing model, which requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future); and

•	the risk free interest rate for the expected option term.

Of the variables above, we believe that the selection of an expected term and expected stock price volatility are the most subjective. We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally all groups of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. We use an average of implied volatility and historical volatility as we believe neither of these measures is better than the other in estimating the expected volatility of our common stock. We believe that our estimates, both expected term and stock price volatility, are reasonable in light of the historical data we analyzed.

The valuation assumptions selected upon our adoption of SFAS 123R were applied to stock options that we granted subsequent to our adoption of SFAS 123R on January 1, 2006; however, stock option expense recorded in the years ended December 31, 2008, 2007 and 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K. We use the accelerated attribution method to recognize expense for all options granted.

As required under SFAS 123R, we estimate the level of award forfeitures expected to occur, and record compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, we periodically perform a historical analysis of option awards that were forfeited prior to vesting (such as by employee separation) and ultimately record stock option expense for the fair values of awards that actually vest.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, we adopted the provisions of SFAS 159 as of January 1, 2008. We chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no effect on our financial statements. We continue to carry its marketable securities at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or SFAS No. 157. SFAS No. 157 provides a common definition of fair value to be applied to existing generally accepted accounting principles (“GAAP”) requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities, and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Our adoption of the provisions of SFAS No. 157 as of January 1, 2008 did not have a material effect on our results of operations, financial position or cash flows.

In June 2007, the FASB’s Emerging Issues Task Force or EITF, reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” or EITF No. 07-3. The consensus reached on EITF No. 07-3, which was ratified by the FASB on June 27, 2007, requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities, and to recognize those payments as goods and services are delivered. We are required to assess on an ongoing basis whether or not the goods or services will be delivered, and to expense the nonrefundable advance payments immediately if it determines that delivery is unlikely. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007 and, as such, we adopted the provisions of EITF No. 07-3 as of January 1, 2008. EITF No. 07-3 is applied prospectively for new contracts entered into on or after the effective date. Our adoption of this pronouncement did not have a material effect on our results of operations, financial position or cash flows.

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” or EITF No. 07-1. The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We plan to adopt the provisions of EITF No. 07-1 as of January 1, 2009 and we do not expect the adoption to have a material effect on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” or SFAS 142-3. In determining the useful life of intangible assets, SFAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, the adoption of SFAS 142-3 will have on our results of operations, financial position or cash flows.

In June 2008, the EITF reached a consensus Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock or EITF No. 07-5. EITF No. 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” or EITF No. 01-6. The consensus in EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FSP No. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” or SFAS 133. The consensus in EITF No. 07-5 supersedes EITF No. 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the effect, if any, the adoption of EITF No. 07-5 will have on our results of operations, financial position or cash flows

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our financial statements.

Changes in Presentation

The changes in presentation described below were made to more closely align the presentation of our operating results with our peers.

Effective with our year-end reporting for 2008, we reclassified our licensing revenue from what was previously presented in royalties and licensing fees, and our research and development reimbursements revenue to their current presentation as collaborative licensing and development revenue in our statements of operations. The reclassification of licensing fees totaled $210,000, $60,000 and $14,000 for 2008, 2007 and 2006, respectively. The reclassifications of research and development reimbursements revenue totaled $834,000, $176,000 and $0 for 2008, 2007 and 2006, respectively. Total revenue was not impacted by this change in presentation.

Effective with our year-end reporting for 2008, we present our cost of revenues on a single line item within the operating expense section in our statements of operations. This change in presentation had no impact on our loss from operations; however, total operating expenses as presented increased by $1,438,000, $605,000 and $231,000 for 2008, 2007 and 2006, respectively, as a result of our including cost of revenues in operating expenses.

Results of Operations for Years Ended December 31, 2008, 2007 and 2006

Revenues

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2008	2007	2007	2006	2006
	(In thousands, except percentages)

Royalties	$6,805	167%	$2,553	(18)%	$3,104
Product Sales	685	32	519	36	381
Collaborative Licensing and Development Revenue	1,044	342	236	1586	14

Total Revenues	$8,534	158%	$3,308	(5)%	$3,499

Royalties increased in 2008 because beginning in the third quarter of 2008, we began to recognize royalties from Endo on their net sales of Opana ER, following completion of the royalty holiday. For 2008, we recognized $5.0 million of royalties from Endo. All of our royalty revenues for 2007 and 2006 were generated from royalties received from Mylan. Royalties from Mylan decreased in 2008 as compared to 2007, and in 2007 as compared to 2006, as a result of decreases in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL. We believe that the decreases in royalties from Mylan from 2007 to 2008 and from 2006 to 2007 were primarily due to increased generic competition which contributed toward lower pricing overall. In addition, we believe the decrease in royalties from 2006 to 2007 was due in part to two of Mylan’s customers purchasing significantly less product in 2007 as compared to 2006.

Product sales in 2008, 2007 and 2006 consisted of sales of formulated TIMERx material, primarily to Endo. Product sales increased in 2008 in comparison with 2007 as a result of an increase in the selling price of TIMERx material to Endo, which increase was in effect for the first half of 2008, as provided for under our agreement with Endo. In connection with the amendment to the Endo agreement we entered into with Endo in July 2008, we reduced the selling price of TIMERx material to Endo in the second half of 2008 to approximately the levels which were in effect for 2007. Partially offsetting the increased revenue resulting from the higher selling prices in the first half of 2008, was a decrease in the volume of TIMERx material sold to Endo in 2008 as compared to 2007. We expect the average selling price of TIMERx material in 2009 to approximate pricing levels in effect in the second half of 2008 and in 2007, and the volume of TIMERx material to be sold to Endo to increase in 2009 as compared to 2008.

Revenue from collaborative licensing and development consists of reimbursements of our expenses under our drug delivery technology collaborations and the recognition of revenue relating to upfront payments from these collaborations. The increase in revenue from 2007 to 2008 and from 2006 to 2007 was due to the increased level of development activity resulting from the execution of one such collaboration agreement in 2007 and two such collaboration agreements in 2008.

Cost of Revenues

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2008	2007	2007	2006	2006
	(In thousands, except percentages)

Cost of Royalties	$214	398%	$43	—%	$43
Cost of Product Sales	305	(23)	395	110	188
Cost of Collaborative Licensing and Development Revenue	919	450	167	n/a	—

Total Cost of Revenues	$1,438	138%	$605	162%	$231

Cost of royalties consists of the amortization of deferred royalty termination costs associated with the Baichwal and Staniforth royalty termination agreements discussed below, and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties increased from 2007 to 2008 primarily as a result of increased amortization of the deferred royalty termination costs as a result of increased royalty revenues recognized in 2008.

Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo. Cost of product sales decreased from 2007 to 2008 primarily as a result of a decrease in the volume of TIMERx material sold to Endo in 2008 for use in Opana ER. The cost of product sales increased from 2006 to 2007 primarily as a result of increased shipments of TIMERx product to Endo in 2008 for use in Opana ER.

Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations. These costs increased from 2007 to 2008 and from 2006 to 2007 due to the increased level of development activity resulting from the execution of the collaboration agreements.

Selling, General and Administrative Expenses

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2008	2007	2007	2006	2006
	(In thousands, except percentages)

Selling, General and Administrative Expenses	$12,052	(15)%	$14,260	1%	$14,075

Selling, general and administrative, or SG&A, expenses for 2008 decreased as compared to 2007 primarily due to lower share-based compensation expense, legal expense, facility related costs and lower business insurance costs. The lower share-based compensation expense is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in 2008 as compared to 2007, primarily as a result of decreases in the market price of our common stock. The decrease in legal fees was primarily attributable to a credit we recorded in 2008 for the reimbursement of legal expenses by Endo pursuant to the amendment we entered into with Endo in July 2008 and the direct payment of costs relating to the Opana ER litigation by Endo in the second half of 2008. The decrease in our facility-related costs was primarily attributable to our efforts in 2007 to explore alternative locations for our facilities. In June 2007, we terminated these efforts and extended the lease terms of our two facilities. These decreased expenses were partially offset by an impairment charge we recorded in the first quarter of 2008 in the amount of $1.0 million to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison agreement.

SG&A expenses for 2007 increased as compared to 2006 due to increased facility-related costs, and legal fees associated with the IMPAX litigation, business development activities and general corporate matters. These increased costs and fees were partially offset by decreased market research expenses, as market research expenses for 2006 included significant costs associated with an extensive review of the product candidates then in our pipeline.

In January 2009, we announced staff reductions of approximately 18% of our workforce as part of our efforts to aggressively manage our overhead cost structure. In connection with these staff reductions, we expect to record a severance charge in our statement of operations in the first quarter of 2009 in the amount of approximately $550,000, primarily to SG&A expense. In addition, as a result of these terminations, in the first quarter of 2009, we expect to record a non-cash credit of approximately $885,000, primarily to SG&A expense, under SFAS No. 123R associated with the forfeiture of stock options held by these former employees. As a result of these staff reductions as well as other efforts to closely manage our cost structure, we expect that SG&A expense will decline in 2009 as compared to 2008.

Research and Product Development Expenses

Research and product development, or R&D, expenses were $21.0 million for 2008, a decrease of $2.5 million as compared to $23.5 million for 2007. This decrease was primarily due to lower expenses related to the development of nalbuphine ER, reflecting the expenses incurred in 2007 for the Phase IIa proof of concept trial of nalbuphine ER that we completed in January 2008, lower costs associated with the development of other early stage product candidates, lower expenses due to staff reductions implemented in March 2008 and allocations of internal R&D costs related to our drug delivery technology collaborations, as noted above, to cost of collaborative licensing and development. Partially offsetting these lower expenses were increased expenses related to preclinical and clinical work we conducted on A0001, and increased contractual payments to Edison under the terms of the Edison agreement.

R&D expenses increased by $704,000 in 2007 as compared to 2006 due to spending on the Edison program and increased spending on the development of nalbuphine ER. These increases were partially offset by lower spending on our torsemide ER program, which we terminated in July 2007, lower expenses related to stock based compensation primarily as a result of stock option forfeitures and lower expenses associated with Opana ER, reflecting the higher expenses we incurred in 2006 in preparation for Endo’s launch of Opana ER.

In the table below, research and product development expenses are set forth in the following categories:

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2008	2007	2007	2006	2006
	(In thousands, except percentages)

A0001 and Edison Payments	$7,403	95%	$3,797	n/a	$—
Nalbuphine ER	2,238	(66)	6,618	57%	4,211
PW4153	882	385	182	n/a	—
Other Phase I Products and Internal Costs	10,518	(19)	12,964	(30)	18,646

Total Research and Product Development Expense	$21,041	11%	$23,561	3%	$22,857

•	A0001 and Edison Payments — These expenses reflect our funding of Edison’s research activities under the Edison agreement as well as our direct external expenses relating to the development of A0001. These expenses approximated 35% of our R&D expenses for 2008 and included quarterly research and development payments to Edison totaling $3.5 million in 2008, a milestone payment made to Edison in 2008 for the commencement of dosing in a Phase Ia clinical trial of A0001, and costs related to preclinical studies and the Phase Ia study of A0001 we conducted in 2008. As of December 31, 2008, we have incurred $11.2 million in total expenses for the A0001 program and for contract research payments to Edison. Of this amount, approximately $5.4 million consisted of the quarterly contract research payments to Edison. In May 2008, we submitted an IND for A0001 for certain indications. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data.

In February 2009, we initiated a Phase Ib multiple ascending dose clinical study in healthy volunteers. The study is a single-blind, placebo-controlled, multiple ascending dose clinical trial in healthy subjects, designed to assess the safety, tolerability and pharmacokinetics of A0001 following repeat dosing in healthy male and female subjects. We expect that results from this study will be available in the second quarter of 2009. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. We are currently working on the study design for the Phase IIa program. In parallel with the Phase Ib trial, we have initiated long-term animal toxicology studies to support the clinical program. We expect our A0001 costs to decline in 2008 as the quarterly contract research payments to Edison were substantially complete by the end of 2008. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of A0001 due to the numerous risks and uncertainties associated with developing and commercializing drugs.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. These expenses approximated 11% of our R&D expenses for 2008 and consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER. The expenses for this program decreased in 2008 as compared to 2007, as 2007 included costs we incurred in connection with a Phase I safety trial that we completed in 2007, a Phase IIa trial that we completed in January 2008 and costs for the purchase of drug active. In 2006, we advanced nalbuphine ER from Phase I through Phase IIa clinical trials and completed additional preparation for further clinical trials in 2007. We determined in 2008 to seek a collaborator for the further development and commercialization of nalbuphine ER, and not to conduct any additional development work until we enter into such a collaboration.

•	PW4153 — These expenses reflect our direct external expenses relating to the development of PW4153. These expenses approximated 4% of our R&D expenses for 2008 and consisted primarily of payments to third parties in connection with clinical trials and other development work. In July 2008, we conducted a Phase I clinical trial for PW4153 to assess the pharmacokinetics of our formulation in healthy volunteers. Based on the results of this study, we determined to terminate this development program. We do not anticipate any significant additional costs for this program in the future.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, stock-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active.

These costs decreased in 2008 from 2007 primarily as a result of the termination of certain programs in 2007, the termination of our program for PW4110 in the first quarter of 2008, lower expenses due to staff reductions implemented in March 2008 and allocations of internal costs related to our drug delivery technology collaborations to cost of collaborative licensing and development revenues. We evaluate product candidates on an on-going basis and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

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

As discussed above, our development efforts in 2009 will focus on advancing the development of A0001. In addition, in January 2009, we announced staff reductions of approximately 18% of our workforce as part of our efforts to aggressively manage our overhead cost structure. As a result of these measures, the staff reduction we implemented in March 2008 as noted above, as well as other efforts to closely manage our cost structure, we expect R&D expense to decline significantly in 2009 as compared to 2008.

Tax Rates

The effective tax rates for 2008, 2007 and 2006 were zero. The effective tax rates differ from the federal statutory rate of a 35% benefit for 2008, and a 34% benefit for 2007 and 2006 due primarily to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.

Liquidity and Capital Resources

Sources of Liquidity

Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, and advances under credit facilities. As of December 31, 2008, we had cash, cash equivalents and short-term investments of $16.7 million.

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

Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the Securities and Exchange Commission, or SEC, on April 10, 2008, registering for resale the shares sold in the private placement and the shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to use our reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the later of (a) March 11, 2009, or (b) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.

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

Our outstanding term loan has a term of 42 months from the date of advance, with interest-only payments for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance for the remainder of the term, through its maturity date in September 2010.

The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1.0% of any prepaid amount thereafter. As of December 31, 2008, $9.6 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight line amortization of the remaining principal amount outstanding, as noted above. These principal payments are expected to total approximately $5.5 million for 2009. Under the terms of the credit facility, the loan amount is required to be fully paid by September 2010.

Cash Flows

In 2008, we had negative cash flow from operations of $26.0 million, primarily due to our net loss of $26.7 million for the year, which included non-cash charges of $3.1 million for share-based compensation, $1.4 million for depreciation and amortization, $1.0 million for the establishment of a loan reserve for the Edison loan discussed below and $702,000 of patent impairment charges. In addition, cash flow from operating activities reflected increased receivables of $4.1 million as of December 31, 2008 as compared to December 31, 2007, primarily due to the recognition of royalties from Endo in the fourth quarter of 2008.

In 2007, we had negative cash flow from operations of $29.6 million, primarily due to our net loss of $34.5 million for the year, which included depreciation and amortization of $1.5 million and a non-cash charge of $3.8 million for share-based compensation. During 2007, we also expended approximately $1.5 million in cash in connection with the royalty termination agreements discussed below. Such costs were deferred and are being amortized. In 2006, we had negative cash flow from operations of $23.6 million, primarily due to our net loss of $31.3 million for the year, which included depreciation and amortization of $1.6 million and a non-cash charge of $5.0 million for share-based compensation.

In 2008, net cash provided by investing activities was $6.2 million primarily reflecting maturities of marketable securities, net of purchases, of $7.3 million. This was partially offset by the $1.0 million loan to Edison discussed below. Net cash provided by investing activities also reflected funds expended to secure patents on technology we have developed of $349,000 and proceeds from the sale of equipment of $318,000. In 2007, net cash provided by investing activities totaled $16.1 million, primarily reflecting maturities of marketable securities, net of purchases, of $17.3 million. Net cash provided by investing activities also reflected $918,000 expended primarily for the acquisition of laboratory equipment for drug development activities and $319,000 expended to secure patents on technology. In 2006, net cash provided by investing activities totaled $13.1 million, primarily reflecting sales and maturities of marketable securities, net of purchases, of $15.1 million. Net cash provided by investing activities also reflected $1.8 million expended primarily for the acquisition of laboratory equipment for drug development activities and $619,000 expended to secure patents on technology we have developed, as well as proceeds from the withdrawal of $446,000 from the cash surrender value of a life insurance policy to reimburse us for retirement and deferred compensation benefits we paid directly to Mr. Hamachek.

Financing activities in 2008 provided $20.8 million in cash, primarily from the private placement discussed above, partially offset by repayments of principal on our outstanding term loan described above. Financing activities provided $13.0 million in cash in 2007, primarily from the proceeds of the term loan discussed above and net cash proceeds from stock option exercises. In 2006, financing activities provided $10.8 million in cash, substantially all due to net cash proceeds from stock option exercises.

On February 5, 2008, we loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan, plus 5% , or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined the Edison agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, we recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of our collectability assessment of the loan to Edison. In addition, as a result of our continuing collectability assessment, we are not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by us was approximately $76,000 for 2008.

On February 1, 2007, we entered into a royalty termination agreement with Dr. Baichwal, our Senior Vice President, Licensing and Chief Scientific Officer, terminating certain provisions of the recognition and incentive agreement dated as of May 14, 1990, as amended, between Penwest and Dr. Baichwal. Under the recognition and incentive agreement, we were obligated to pay Dr. Baichwal on an annual basis in arrears (i) one-half of one percent of our net sales of TIMERx material to third parties, (ii) one-half of one percent of royalties received by us under licenses, collaborations or other exploitation agreements with third parties with respect to the sale, license, use or exploitation by such third parties of products based on or incorporating the TIMERx material, and (iii) one-half of one percent of payments made in lieu of the net sales or royalties as described above and received by us. Under the terms of the termination agreement, Penwest and Dr. Baichwal terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Baichwal under the recognition and incentive agreement except for amounts owed with respect to 2006. In 2007, we paid Dr. Baichwal $770,000 in cash and issued to him 19,696 shares of our common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Baichwal remains an officer of Penwest.

On February 1, 2007, we entered into a royalty termination agreement with Dr. Staniforth, a director of and consultant to Penwest, terminating the royalty agreement dated as of September 25, 1992, as amended, between Penwest and Dr. Staniforth. Under the royalty agreement, we were obligated to pay Dr. Staniforth on an annual basis in arrears one-half of one percent of our net revenue generated from the sales or licenses of products covered by the TIMERx patents. Under the terms of the termination agreement, Penwest and Dr. Staniforth terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Staniforth under the royalty agreement except for amounts owed with respect to 2006. In 2007, we paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of our common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Staniforth remains on the Board of Directors.

Funding Requirements

We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least the first half of 2010. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations through at least the first half of 2010, without seeking additional funding from the capital markets.

We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in January 2009 as described above, and establishing a narrowed set of priorities for 2009, which recognize our limited financial resources and the challenging environment in which we operate. We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States and for nalbuphine ER, and to enter into drug delivery technology collaborations. These collaborations may provide additional funding for our operations.

We expect our capital expenditures in 2009 to not exceed approximately $250,000.

Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:

•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic entry;

•	the timing and amount of payments received under collaborative agreements, including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our development projects, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into collaborations for Opana ER outside the United States, nalbuphine ER and our drug delivery technologies, and the structure and terms of any such agreements;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.

If we accelerate the development of any of our own product candidates, we will need to seek additional funding through collaborative agreements, the selling of assets, or public financings of equity or debt securities.

We plan to meet our long-term cash requirements through our existing levels of cash and marketable securities, and revenues from collaborative agreements, as well as through equity or debt financings. On September 26, 2008, we filed a registration statement on Form S-3 with the SEC, which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. No securities have been issued under this shelf registration statement. This shelf registration statement is a replacement of the registration statement filed in July 2005 that was to expire in December 2008.

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

Contractual Obligations

Our outstanding contractual cash obligations include obligations under our operating leases primarily for our facilities in Danbury, CT and Patterson, NY, purchase obligations primarily relating to preclinical and clinical development, payments due under our credit facility relating to interest, principal and exit fees, obligations under deferred compensation plans as discussed below, and sponsored research and development payment obligations under our Edison agreement as described above. Following is a table summarizing our contractual obligations as of December 31, 2008 (in thousands):

		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years

Operating leases	$617	$617	$—	$—	$—
Purchase obligations	3,432	3,432	—	—	—
Deferred compensation, including current portion	2,675	294	587	587	1,207
Payments due under credit facility	10,875	6,224	4,651	—	—
Edison agreement	125	125	—	—	—

Total	$17,724	$10,692	$5,238	$587	$1,207

We lease approximately 15,500 square feet of office, and research and development space in Patterson, New York. In June 2007, we signed an amendment to the lease extending the term through February 28, 2009 and providing for monthly rent payments of approximately $21,000 plus operating expenses, plus a 10 month renewal option for us. In January 2009, we exercised the 10 month renewal option through December 31, 2009. The additional commitment under this lease, which is not included in the table above totals $207,000.

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

We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. In April 2006, we withdrew from the trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments we previously made to Mr. Hamachek. Effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of December 31, 2008, trust assets consisted of the cash surrender value of these life insurance policies totaling $1.9 million and $299,000 held in a money market account.

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

In January of 2009, we announced staff reductions as part of our plan to aggressively manage our overhead cost structure. In connection with these staff reductions, total termination costs of approximately

$550,000 are expected to be paid out by the end of 2009. These additional obligations are not included in the contractual obligations table above.

Net Operating Loss Carryforwards

In 2008, we determined that an ownership change had occurred under Section 382 of the Internal Revenue Code. The utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the next 20 years into 2028. We also determined that we were in a Net Unrealized Built-In Gain position (for purposes of Section 382) at the time of the ownership change, which increases its annual limitation over the next five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with FAS 109, “Accounting for Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2008 and 2007.

At December 31, 2008, we had federal NOL carryforwards of approximately $91.3 million for income tax purposes, which expire at various dates beginning in 2018 through 2028. At December 31, 2008, we had state NOL carryforwards of approximately $90.4 million which expire at various dates beginning in 2023 through 2028. In addition, we had federal research and development tax credit carryforwards of approximately $485,000 which expire in 2028. The NOL’s incurred subsequent to the 2008 ownership change of $18.8 million are not limited on an annual basis. Pursuant to Section 382, subsequent ownership changes could further limit this amount. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to our future taxable earnings.

For financial reporting purposes, at December 31, 2008 and 2007, respectively, valuation allowances of $40.6 million and $72.6 million have been recognized to offset net deferred tax assets, primarily attributable to our NOL carryforwards. As previously noted, in 2008, we reduced our tax attributes (NOL’s and tax credits) as a result of our ownership change under Section 382 and the limitation placed on the utilization of our tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by $123.3 million and the tax credits were reduced by $6.6 million upon the ownership change in 2008. The changes in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 were a decrease of approximately $32.0 million due primarily to the limitations placed on the utilization of our tax attributes as noted above, and an increase of $9.9 million and $14.3 million, respectively.

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

As of December 31, 2008, we had no marketable securities. Due to the nature of our cash equivalents which are money market accounts at December 31, 2008, management believes there is no significant market risk. As of December 31, 2008, we had approximately $16.7 million in cash and cash equivalents, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $167,000.

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

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Reports on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Penwest Pharmaceuticals Co.

We have audited Penwest Pharmaceuticals Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penwest Pharmaceuticals Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penwest Pharmaceuticals Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Penwest Pharmaceuticals Co. as December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Penwest Pharmaceuticals Co. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Stamford, CT
March 12, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement for the 2009 annual meeting of shareholders under the captions “Discussion of Proposals,” “Information About Corporate Governance” and “Other Information” and is incorporated herein by this reference.

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

The information required by this item will be contained in our 2009 proxy statement under the captions “Information About Corporate Governance” and “Information About Executive and Director Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our 2009 proxy statement under the captions “Information About Executive and Director Compensation” and “Other Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our 2009 proxy statement under the caption “Information About Corporate Governance” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our 2009 proxy statement under the caption “Discussion of Proposals” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1), (2) Financial Statements and Financial Statement Schedule

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

The balance sheets as of December 31, 2008 and 2007 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008.

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

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jennifer L. Good Jennifer L. Good	President and Chief Executive Officer, Director (principal executive officer and principal financial officer)	Date: March 12, 2009
/s/ Frank P. Muscolo Frank P. Muscolo	Controller and Chief Accounting Officer (principal accounting officer)	Date: March 12, 2009
/s/ Paul E. Freiman Paul E. Freiman	Chairman of the Board	Date: March 12, 2009
/s/ Christophe Bianchi Christophe Bianchi, M.D.	Director	Date: March 12, 2009
/s/ Peter F. Drake Peter F. Drake, Ph.D.	Director	Date: March 12, 2009
/s/ Robert J. Hennessey Robert J. Hennessey	Director	Date: March 12, 2009
/s/ David P. Meeker David P. Meeker, M.D.	Director	Date: March 12, 2009
/s/ William J. O’Shea William J. O’Shea	Director	Date: March 12, 2009
/s/ John N. Staniforth John N. Staniforth, Ph.D.	Director	Date: March 12, 2009
/s/ Anne M. VanLent Anne M. VanLent	Director	Date: March 12, 2009

APPENDIX A

PENWEST PHARMACEUTICALS CO.

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Penwest Pharmaceuticals Co.

We have audited the accompanying balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penwest Pharmaceuticals Co. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penwest Pharmaceuticals Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Stamford, CT
March 12, 2009

PENWEST PHARMACEUTICALS CO.

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$16,692	$15,680
Marketable securities	—	7,293
Trade accounts receivable	4,894	781
Inventories	440	667
Prepaid expenses and other current assets	1,365	1,489

Total current assets	23,391	25,910
Fixed assets, net	2,177	3,582
Patents, net	1,819	2,539
Deferred charges	2,244	2,479
Other assets	2,223	2,472

Total assets	$31,854	$36,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745	$2,239
Accrued expenses	1,695	1,602
Accrued development costs	385	1,483
Loan payable — current portion	5,483	2,405
Deferred compensation — current portion	291	290

Total current liabilities	8,599	8,019
Loan payable	4,112	9,595
Accrued financing fee	360	360
Deferred revenue	473	183
Deferred compensation	2,384	2,588

Total liabilities	15,928	20,745
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,697,250 shares at December 31, 2008 and 23,426,323 shares at December 31, 2007	32	23
Additional paid in capital	249,262	222,927
Accumulated deficit	(233,627)	(206,893)
Accumulated other comprehensive income	259	180

Total shareholders’ equity	15,926	16,237

Total liabilities and shareholders’ equity	$31,854	$36,982

See accompanying notes

PENWEST PHARMACEUTICALS CO.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Royalties	$6,805	$2,553	$3,104
Product sales	685	519	381
Collaborative licensing and development revenue	1,044	236	14

Total revenues	8,534	3,308	3,499
Operating expenses:
Cost of revenues	1,438	605	231
Selling, general and administrative	12,052	14,260	14,075
Research and product development	21,041	23,561	22,857

Total operating expenses	34,531	38,426	37,163

Loss from operations	(25,997)	(35,118)	(33,664)
Investment income	541	1,770	2,352
Interest expense	(1,278)	(1,117)	—

Loss before income tax expense	(26,734)	(34,465)	(31,312)
Income tax expense	—	—	—

Net loss	$(26,734)	$(34,465)	$(31,312)

Basic and diluted net loss per common share	$(0.89)	$(1.48)	$(1.38)

Weighted average shares of common stock outstanding — basic and diluted	29,923	23,216	22,751

See accompanying notes

PENWEST PHARMACEUTICALS CO.

STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(In thousands)

Balances, December 31, 2005	21,890	$22	$201,659	$(141,116)	$(154)	$60,411
Net loss	—	—	—	(31,312)	—	(31,312)
Decrease in unrealized loss on marketable securities	—	—	—	—	143	143

Comprehensive loss	—	—	—	—	—	(31,169)
Transition adjustment for funded status of post retirement plan	—	—	—	—	110	110
Proceeds from stock option and Employee Stock Purchase Plan exercises	1,213	1	10,790	—	—	10,791
Stock compensation charges in connection with stock incentive plans	30	—	4,978	—	—	4,978

Balances, December 31, 2006	23,133	23	217,427	(172,428)	99	45,121
Net loss	—	—	—	(34,465)	—	(34,465)
Decrease in unrealized loss on marketable securities	—	—	—	—	18	18
Adjustment for funded status of post retirement plan	—	—	—	—	63	63

Comprehensive loss	—	—	—	—	—	(34,384)
Proceeds from stock option and Employee Stock Purchase Plan exercises	113	—	1,135	—	—	1,135
Issuance of common stock pursuant to royalty termination agreements	39	—	573	—	—	573
Stock compensation charges in connection with stock incentive plans	141	—	3,792	—	—	3,792

Balances, December 31, 2007	23,426	23	222,927	(206,893)	180	16,237
Net loss	—	—	—	(26,734)	—	(26,734)
Decrease in unrealized gain on marketable securities	—	—	—	—	(7)	(7)
Adjustment for funded status of post retirement plan	—	—	—	—	86	86

Comprehensive loss	—	—	—	—		(26,655)
Proceeds from Employee Stock Purchase Plan exercises	41	—	70	—	—	70
Stock compensation charges in connection with stock incentive plans	89	—	3,125	—	—	3,125
Issuance of common stock pursuant to an equity financing, net	8,141	9	23,140	—	—	23,149

Balances, December 31, 2008	31,697	$32	$249,262	$(233,627)	$259	$15,926

See accompanying notes

PENWEST PHARMACEUTICALS CO.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net loss	$(26,734)	$(34,465)	$(31,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	989	1,107	1,001
Amortization of patents	367	379	565
Inventory reserves	18	18	—
Patent impairment losses	702	584	254
Loss on disposal of fixed assets	209	—	—
Note receivable reserve	1,000	—	—
Deferred revenue	290	140	(14)
Deferred compensation	177	182	190
Deferred royalty termination costs amortization (paid)	101	(1,541)	—
Share-based compensation	3,125	3,792	4,978
Changes in operating assets and liabilities:
Trade accounts receivable	(4,113)	(98)	259
Inventories	209	(483)	(61)
Accounts payable, accrued expenses and other	(2,298)	752	497

Net cash used in operating activities	(25,958)	(29,633)	(23,643)
Investing activities:
Acquisitions of fixed assets, net	(112)	(918)	(1,818)
Proceeds from sale of fixed assets	318	—	—
Patent costs	(349)	(319)	(619)
Purchases of marketable securities	(7,859)	(24,605)	(27,739)
Proceeds from maturities of marketable securities	15,157	41,950	41,248
Proceeds from sales of marketable securities	—	—	1,600
Proceeds from cash surrender value of life insurance policy withdrawal	—	—	446
Loan disbursed to collaborator	(1,000)	—	—

Net cash provided by investing activities	6,155	16,108	13,118
Financing activities:
Issuance of common stock, net	23,220	1,135	10,790
Proceeds from loan payable	—	12,000	—
Repayment of debt	(2,405)	—	—
Debt issuance costs	—	(112)	—

Net cash provided by financing activities	20,815	13,023	10,790
Net increase (decrease) in cash and cash equivalents	1,012	(502)	265
Cash and cash equivalents at beginning of year	15,680	16,182	15,917

Cash and cash equivalents at end of year	$16,692	$15,680	$16,182

See accompanying notes

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. The Company is currently developing A0001, a coenzyme Q analog drug candidate that it licensed from Edison Pharmaceuticals Inc. (“Edison”) for inherited mitochondrial respiratory chain diseases. The Company is also applying its drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations (“drug delivery technology collaborations.”)

Opana® ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration (“FDA”) in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In 2008, the Company recognized $5.0 million in royalties from Endo related to sales of Opana ER.

The Company is currently developing A0001, a product candidate that will be initially targeted for the treatment of inherited mitochondrial respiratory chain diseases, under a collaboration and license agreement with Edison that the Company entered into in July 2007 (the “Edison Agreement”). The Company is currently conducting a Phase Ib multiple ascending dose safety study in healthy volunteers. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. The goal of this trial will be to determine if A0001 has biological activity. Under the Edison Agreement, the Company has agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s.

The Company is a party to a number of collaborations involving the use of its extended release drug delivery technologies as well as its formulation development expertise. Under these collaborations, the Company is responsible for completing the formulation work on a product specified by our collaborator. If the Company is successful in-vitro, the formulation is transferred to its collaborator, who is responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, the Company generally receives up-front fees, reimbursement of research and development costs, and potential milestone and royalty payments. The Company is seeking to enter into additional drug delivery technology collaborations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations. The changes in presentation described below were made to more closely align the presentation of the Company’s operating results with its peers.

Effective with its year-end reporting for 2008, the Company reclassified its licensing revenue from what was previously presented in royalties and licensing fees, and its research and development reimbursements revenue to their current presentation as collaborative licensing and development revenue in its statements of operations. The reclassification of licensing fees totaled $210,000, $60,000 and $14,000 for 2008, 2007 and 2006, respectively. The reclassification of research and development reimbursements revenue totaled $834,000,

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$176,000 and $0 for 2008, 2007 and 2006, respectively. Total revenue was not impacted by this change in presentation.

Effective with its year-end reporting for 2008, the Company presents its cost of revenues on a single line item within the operating expense section in its statements of operations. This change in presentation had no impact on the Company’s loss from operations; however, total operating expenses as presented increased by $1,438,000, $605,000 and $231,000 for 2008, 2007 and 2006, respectively, as a result of the inclusion of cost of revenues in operating expenses.

Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its marketable securities as available-for-sale securities. Such securities are stated at fair value and historically have consisted of corporate bonds, commercial paper and discounted notes backed by U.S. government agencies. Unrealized holding gains or losses are included in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to compute the realized gains and losses, if any, on marketable securities.

Credit Risk and Fair Value of Financial Instruments

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Revenues from product sales and licensing fees are primarily derived from major pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2008 and 2007, no allowances for doubtful accounts were recorded by the Company on its trade accounts receivable. One customer of the Company, Mylan Pharmaceuticals Inc. (“Mylan”) accounted for approximately 21%, 77% and 89% of the Company’s total revenues in 2008, 2007 and 2006, respectively. Another customer of the Company, Endo, accounted for approximately 67% and 15% of the Company’s total revenues for 2008 and 2007, respectively.

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

The carrying value of financial instruments at December 31, 2008, which includes cash, cash equivalents, receivables and accounts payable approximates fair value due to the short term nature of these instruments. The carrying value of the Company’s loan payable approximates fair value and is estimated based on the market price of similar debt instruments.

Inventories

Inventories, which consist primarily of manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market. The costs of any bulk TIMERx and raw materials acquired for research and development activities that also have alternative future uses are capitalized when acquired. The Company periodically reviews and quality-tests its inventory to identify obsolete, slow moving or otherwise unsaleable

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Inventory allowances or write-offs associated with development projects are charged to research and product development expense prior to regulatory approval. The Company records pre-approval sales of its bulk TIMERx to its development project collaborators as an offset to research and product development expense in situations where cost-sharing arrangements exist. These pre-approval sales were not material in 2008, 2007 or 2006.

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

Foreign Currencies

Realized gains and losses from foreign currency transactions are reflected in the statements of operations and were not significant in any year in the three year period ended December 31, 2008.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2008, 2007 and 2006 consisted of adjustments for the funded status of the Company’s Supplemental Executive Retirement Plan (“SERP”) recorded in connection with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of the FASB Statements No. 87, 88, 106 and 132(R)” (see Note 16), and unrealized gains and losses on marketable securities.

Income Taxes

The liability method, prescribed by SFAS No. 109, “Accounting for Income Taxes,” is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during 2008, 2007 and 2006, as such losses were fully offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that the Company believes it is more likely than not that a portion of the deferred income tax assets are not realizable.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain income tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

more likely than not to be sustained on audit, based on the technical merits of the position. The determination of which tax positions are more likely than not sustainable requires the Company to use judgments and estimates, which may or may not be borne out by actual results.

The Company expects to recognize potential interest and penalties related to income tax positions as a component of income tax expense in its statements of operations in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at December 31, 2008, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. The Company is subject to federal and state income tax examinations for all tax periods subsequent to its spin-off from its former parent company on August 31, 1998.

Revenue Recognition

Royalties — The Company recognizes revenue from royalties based on its collaborators’ sales of products using its technologies, or their sales of other products as contractually provided for, as is the case with Mylan. Royalties are recognized as earned in accordance with contract terms when royalties from collaborators can be reasonably estimated and collectability is reasonably assured.

Product sales — The Company recognizes revenues from product sales when title transfers and customer acceptance provisions have lapsed, provided that collections of the related accounts receivable are probable. Shipping and handling costs are included in the cost of revenues.

Collaborative licensing and development revenue — The Company recognizes revenue from reimbursements received in connection with its drug delivery technology collaborations as related research and development costs are incurred, and the Company’s contractual services are performed, provided collectability is reasonably assured. Such revenue is included in collaborative licensing and development revenue in the Company’s statements of operations. Amounts contractually owed to the Company under these collaboration agreements, including any earned but unbilled receivables, are included in trade accounts receivable in the Company’s balance sheets. The Company’s principal costs under these agreements, which are generally reimbursed to the Company, include its personnel conducting research and development, and its allocated overhead, as well as research and development performed by outside contractors or consultants.

The Company recognizes revenues from non-refundable up-front fees received under collaboration agreements ratably over the performance period as determined under the related collaboration agreement. If the estimated performance period is subsequently modified, the Company will modify the period over which the up-front fee is recognized accordingly on a prospective basis. Non-refundable milestones received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in the Company’s statements of operations.

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

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

Research and development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements, and include related salaries, benefits and other personnel related expenses, costs of drug active, preclinical and clinical trial costs, and contract and other outside service fees including payments to collaborators for sponsored research activities. The Company expenses research and development costs as incurred. A significant portion of the Company’s development activities are outsourced to third parties, including contract research organizations and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. In such cases, the Company may be required to make estimates of related service fees or of the Company’s share of development costs. These arrangements may also require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

These estimates involve identifying services which have been performed on the Company’s behalf, and estimating the level of service performed and associated cost incurred for such service as of each balance sheet date in the Company’s financial statements. In connection with such service fees, the Company’s estimates are most affected by its understanding of the status and timing of services provided relative to the actual levels of service incurred by such service providers. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are subject to the Company’s judgment. The Company makes these judgments based upon the facts and circumstances known to it in accordance with generally accepted accounting principles.

Per Share Data

Loss per common share is computed based on the weighted average number of shares of common stock outstanding during the period. For all years reported, diluted loss per share was the equivalent of basic loss per share due to the respective net losses. No dilution for common stock equivalents is included in 2008, 2007 and 2006 as the effects would be antidilutive. Such securities, excluded due to their antidilutive effect, are as follows:

	December 31,
	2008	2007	2006
	(In thousands of shares)

Stock options outstanding	2,514	2,411	2,267
Restricted stock outstanding (unvested)	134	142	52
Warrants to purchase common stock	4,070	—	—

	6,718	2,553	2,319

Share-Based Compensation

The Company accounts for its share-based compensation using SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options as well as compensatory employee stock purchase plans, to be recognized as an expense in the statement of operations based on their fair values as they are earned by the employees under the vesting terms.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. The Company uses an average of implied volatility and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility of its common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed.

The valuation assumptions selected upon the adoption of SFAS 123R on January 1, 2006 were applied to stock options that the Company granted subsequent to its adoption of SFAS 123R; however, stock option expense recorded in 2008, 2007 and 2006 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, were not changed. The Company uses the accelerated attribution method to recognize expense for all options granted.

As required under SFAS 123R, the Company estimates the level of award forfeitures expected to occur, and records compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested, including awards granted prior to January 1, 2006. Accordingly, the Company periodically performs a historical analysis of option awards that were forfeited prior to vesting, (such as by employee separation) and ultimately records stock option expense for the fair values of awards that actually vest.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no effect on the Company’s financial statements. The Company continues to carry its marketable securities at fair value in

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended.

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

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company plans to adopt the provisions of EITF No. 07-1 as of January 1, 2009 and does not expect the adoption to have a material effect on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). In determining the useful life of intangible assets, SFAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS 142-3 will have on its results of operations, financial position or cash flows.

In June 2008, the EITF reached a consensus Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF No. 01-6”). The consensus in EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FSP No. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The consensus in EITF No. 07-5 supersedes EITF No. 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, the adoption of EITF No. 07-5 will have on its results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

4.	MARKETABLE SECURITIES

As of December 31, 2008, the Company had no marketable securities.

The amortized costs and estimated fair values of marketable securities for 2007 are as follows:

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

5.	FAIR VALUE MEASUREMENT

As stated in Note 3, “Recent Accounting Pronouncements,” on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash and cash equivalents	$16,692	$—	$—	$16,692

The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value.

6.	OTHER ASSETS

Other assets are comprised of the following:

	December 31,	December 31,
	2008	2007
	(In thousands)

Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 16):
Cash surrender value of life insurance policies	$1,924	$2,468
Money market account	299	4

	2,223	2,472
Loan receivable from collaborator (see Note 17)	1,000	—

	3,223	2,472
Allowance for loan receivable from collaborator	(1,000)	—

Other assets, net	$2,223	$2,472

7.	INVENTORIES

Inventories are summarized as follows:

	December 31,
	2008	2007
	(In thousands)

Raw materials	$—	$37
Finished products	440	630

Total inventories	$440	$667

Inventories primarily consist of bulk TIMERx product. Inventories at December 31, 2008 and 2007 are net of allowances of $36,000 and $18,000, respectively.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

8.	FIXED ASSETS

Fixed assets at cost, summarized by major categories, consist of the following:

	December 31,
	2008	2007
	(In thousands)

Equipment and leasehold improvements	$5,707	$6,777
Software	2,425	2,442
Projects in progress	—	25

	8,132	9,244
Less: accumulated depreciation and amortization	5,955	5,662

	$2,177	$3,582

The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software, and payroll and payroll-related costs for employees directly associated with the software development project. The Company did not capitalize any software development costs in 2008, 2007 or 2006. The Company includes software development costs within equipment and software, and generally amortizes the software development costs over a period of five years, once a working model is completed. Amortization expense related to software development costs totaled $168,000, $324,000 and $323,000 for 2008, 2007 and 2006, respectively. Unamortized software development costs totaled $15,000, $183,000 and $507,000 as of December 31, 2008, 2007 and 2006, respectively.

In 2008, the Company disposed of certain equipment, realized $318,000 in proceeds on the sale and recorded a loss on disposal totaling $209,000.

9.	PATENTS

	December 31,
	2008	2007
	(In thousands)

Patents, net of accumulated amortization of $1,849 and $1,947, respectively:	$1,819	$2,539

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Patents include costs to secure patents on technology and products developed by the Company. Patents are amortized on a straight-line basis over their estimated useful lives of generally from 17 to 20 years, unless a shorter amortization period is warranted. Amortization expense of approximately $367,000, $379,000 and $565,000 was recorded in the years ended December 31, 2008, 2007, and 2006, respectively.

The approximate amortization expense expected to be recognized related to existing patent costs is as follows:

Year	Amount
(In thousands)

2009	$338
2010	327
2011	296
2012	249
2013	163
Thereafter	446

Total	$1,819

Patents are evaluated for potential impairment whenever events or circumstances indicate that the carry amount may not be recoverable. An impairment loss is recorded to the extent the asset’s carrying value is in excess of the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows. During the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of approximately $702,000, $584,000 and $254,000, respectively, relating to its patents. The impairment losses recorded in 2008, 2007 and 2006 related to the write-off of patent costs primarily in connection with early stage development programs discontinued by the Company, and it determined no longer had value. The Company’s impairment losses in 2008 also included charges for existing and pending patents in certain geographic regions for which the Company determined further patent investment and maintenance is no longer warranted. Such impairment losses are reflected in research and product development expense in the statements of operations.

10.	LOAN PAYABLE

Credit Facility

On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. which was acquired by GE Capital in February 2008 and is now known as GE Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company had the right to access until September 15, 2008, subject to conditions specified in the credit agreement. The Company did not access the second $12.0 million term loan prior to September 15, 2008, at which time it expired in accordance with the terms of the agreement.

In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: its intellectual property, which is subject to a negative pledge; royalty payments from Mylan on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and the assets of the Company’s trust described in Note 16. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. The outstanding term loan has a term of 42 months from the date of advance of March 13, 2007 with interest-only payments for the first nine months; interest plus monthly

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term through its maturity date in September 2010.

The interest rate of the outstanding term loan is fixed at 10.32%. At the time of the final payment of the loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company is also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1% of any prepaid amount thereafter.

As of December 31, 2008, principal payments due on the outstanding principal of $9.6 million under the Credit Facility are as follows:

(In thousands)

Less than one year	$5,483
One to two years	4,112

$9,595

The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s balance sheet as of December 31, 2008. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s statements of operations. The Company paid $1,144,000 and $905,000 of interest in 2008 and 2007, respectively.

11.	SHAREHOLDERS’ EQUITY

On September 26, 2008, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. The shelf registration statement is a replacement of the registration statement filed in July 2005 that was to expire in December 2008. As of March 10, 2009, no securities have been issued under the registration statement.

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

Pursuant to the securities purchase agreement entered into in connection with the private placement, the Company filed a registration statement with the SEC on April 10, 2008, registering for resale the shares sold in the private placement and the shares issuable under the warrants. The registration statement was declared effective by the SEC on April 28, 2008. The Company has agreed to use its reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the later of (a) March 11, 2009, or (b) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company recognized share-based compensation in its statements of operations for 2008 and 2007 as follows:

	2008	2007
	(In thousands)

Selling, general and administrative	$2,248	$3,194
Research and product development	877	598

Total	$3,125	$3,792

The decrease in total share-based compensation expense in 2008 as compared to 2007 is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in 2008 as compared to 2007, primarily as a result of decreases in the market price of the Company’s common stock.

Penwest Stock Incentive Plans

As of December 31, 2008, the Company had three stock option plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1998 Spin-off Option Plan (the “Spin-off Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The 2005 Plan and the 1997 Plan provide for the grants of incentive stock options, nonstatutory stock options, restricted and unrestricted stock awards, and other stock-based awards, including the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively “Awards”). Since the 2005 Plan was approved, the Company has granted options and issued other securities to employees, directors and consultants under the 2005 Plan, and no additional Awards have been made under the Spin-off Plan or the 1997 Plan. In 2008, amendments to the 2005 Plan were approved by the Company’s Board of Directors on April 24, 2008 and by the Company’s shareholders on June 11, 2008, which amendments among other things, increased the number of shares of common stock that may be issued pursuant to awards granted under the 2005 plan from 1,650,000 to 4,150,000. Stock option awards may not be granted at an exercise price that is less than the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Stock option awards generally vest over a one to four year period and expire no later than ten years from the date of grant. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock awards generally vest over a one to four year period and are recorded at fair value, which is based on the fair market value of the common stock on the date of grant.

Under the terms of executive retention agreements entered into with each executive officer in November 2008, if, within 12 months following a change in control of the Company, the executive’s employment is terminated by the Company other than for cause, death or disability, or by the executive for good reason, as such terms are defined, the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by the Company. The retention agreements terminate if a change in control of the Company does not occur prior to December 31, 2011.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2008:

			Weighted-Average
		Weighted	Remaining	Aggregate
		Average	Contractual Terms	Intrinsic
	Shares	Exercise Price	in Years	Value

Balance at December 31, 2007	2,410,960	$13.97

Granted	496,990	$2.75
Exercised	—	$—
Forfeited	(59,415)	$14.09
Expired	(334,283)	$10.00

Balance at December 31, 2008	2,514,252	$12.28	6.3	$—

Options Exercisable	1,471,639	$14.27	4.8	$—

The weighted average fair values of options granted during 2008, 2007 and 2006 were $1.79, $5.55 and $11.18 per share, respectively. There were no options exercised in 2008. The total intrinsic values of options exercised during 2007 and 2006 were approximately $247,000 and $14.8 million, respectively. The total fair value of options which vested during 2008, 2007 and 2006 were approximately $2.8 million, $2.8 million and $2.7 million, respectively. As of December 31, 2008, there was approximately $1.6 million of unrecognized compensation cost related to stock option awards that the Company expects to recognize as expense over a weighted average period of 0.9 years.

The fair values of each option grant in 2008, 2007 and 2006 were estimated using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2008	2007	2006

Expected dividend yield	None	None	None
Risk free interest rate	3.0%	4.7%	4.7%
Expected volatility	78%	56%	58%
Expected life of options	5.7 years	5.5 years	5.6 years

The following table presents a summary of restricted stock activity for 2008:

		Weighted-Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Restricted stock outstanding at December 31, 2007	142,000	$14.77	$827,860

Granted	48,000	$5.41
Vested	(56,000)	$15.23

Restricted stock outstanding at December 31, 2008	134,000	$11.22	$193,630

Total compensation cost recognized for restricted stock awards during 2008, 2007 and 2006 was approximately $791,000, $1.1 million and $771,000, respectively. The total fair value of restricted stock which vested during 2008, 2007 and 2006 was approximately $853,000, $655,000 and $452,000, respectively. As of December 31, 2008, there was approximately $422,000 of unrecognized compensation cost related to outstanding restricted stock awards that the Company expects to recognize as expense over a weighted average period of approximately 2.2 years.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of the Company’s Common Stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. As of December 31, 2008, there were 44,955 shares remaining and available for issuance under the Plan. There were 41,053 shares, 18,398 shares and 10,404 shares issued under the Plan during 2008, 2007 and 2006, respectively.

Rights Agreements

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

On March 11, 2009, the Company’s Board of Directors approved a new rights plan (see Note 19).

12.	COST OF REVENUES

	2008	2007	2006
	(In thousands)

Cost of royalties	$214	$43	$43
Cost of product sales	305	395	188
Cost of collaborative licensing and development revenue	919	167	—

Total cost of revenues	$1,438	$605	$231

Cost of royalties consists of the amortization of deferred royalty termination costs (see Note 15) and the amortization of certain patent costs associated with the Company’s TIMERx technology. Cost of product sales consists of the costs related to sales of formulated TIMERx material to the Company’s collaborators. Cost of collaborative licensing and development revenues consists of the Company’s expenses under its research and development collaboration agreements involving the development of product candidates using the Company’s TIMERx technology, and includes internal costs and outside contract services.

13.	COMMITMENTS

Leases

The Company leases approximately 15,500 square feet of office and research and development space in Patterson, New York. In November 2006, the Company exercised its one year renewal option, extending the then-current term to February 26, 2008. In June 2007, the Company signed an additional amendment to the lease extending the term through February 28, 2009 and providing for monthly rent payments of approximately $21,000 plus operating expenses, plus a 10 month renewal option for the Company. In January 2009, the Company exercised the 10 month renewal option through December 31, 2009.

The Company leases its corporate offices in Danbury, Connecticut, comprising approximately 21,500 square feet of office space. In 2006, the Company exercised its first of two one year renewal options extending this lease through December 31, 2007. In June 2007, the Company signed an additional amendment to the lease, extending the term through December 31, 2009, plus two six month renewal options to

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 31, 2010. Pursuant to the lease, monthly rent payments, including utilities, approximate a total of $49,000 for 2009.

As of December 31, 2008, certain of the Company’s property and equipment were leased under operating leases for up to one year. Rental expense under operating leases was $971,000, $931,000 and $873,000, for the years ended December 31, 2008, 2007 and 2006, respectively. Of such amounts, approximately $184,000, $195,000 and $171,000 in 2008, 2007 and 2006, respectively, related to contingent rents including allocated operating expenses of the Company’s leased facility in Patterson, New York.

Future minimum lease payments as of December 31, 2008 for noncancellable operating leases having initial lease terms of more than one year are as follows:

Operating
Leases
(In thousands)

2009	$617
Thereafter	—

Total minimum lease payments	$617

As noted above, in January 2009, the Company extended the lease on its facility in Patterson, New York to December 31, 2009. The additional commitment under this lease, which is not included in the table above totals $207,000.

Other Contracts

A significant portion of the Company’s development activities are outsourced to third parties, including contract research organizations, and contract manufacturers in connection with the production of clinical materials. These arrangements may require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services. The Company is also required to perform certain development activities under its drug delivery technology collaborations. As of December 31, 2008, the Company expects to incur approximately $3.4 million of future development costs related to its existing agreements, including both internal costs and outside contract services, relating to these development activities.

14.	INCOME TAXES

There was no provision for income taxes for 2008, 2007 and 2006.

The reconciliation between the statutory tax rate and those reflected in the Company’s income tax provision is as follows:

	2008	2007	2006

Statutory tax rate	(35)%	(34)%	(34)%
Valuation allowance	35	34	34

	—%	—%	—%

In 2008, the Company determined that an ownership change occurred under Section 382 of the Internal Revenue Code. The utilization of the Company’s net operating loss (“NOL”) carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the next 20 years into 2028. The Company also determined that it was in a Net Unrealized Built-In Gain position (for purposes of Section 382) at the time of the ownership change, which increases its annual limitation over the next five years into 2013 by approximately $3.4 million per year. Accordingly, the Company has reduced

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

its NOL carryforwards, and research and development tax credits to the amount that the Company estimates that it will be able to utilize in the future, if profitable, considering the above limitations. In accordance with FAS 109, “Accounting for Income Taxes,” the Company has provided a valuation allowance for the full amount of its net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2008 and 2007.

The components of deferred income tax (assets) and liabilities at December 31 are as follows:

	2008	2007
	(In thousands)

Deferred compensation and SERP liability	$(1,145)	$(1,190)
Deferred revenue	(184)	(71)
Share-based compensation	(3,442)	(2,782)
Tax credit carryforwards	(637)	(6,427)
Net operating loss carryforwards	(36,425)	(63,391)
Other	(129)	(359)

Total deferred tax assets	(41,962)	(74,220)

Depreciation and amortization	1,034	1,373
Other	305	257

Total deferred tax liabilities	1,339	1,630

Net deferred tax asset before valuation allowance	(40,623)	(72,590)
Valuation allowance	40,623	72,590

Net deferred tax liability	$—	$—

The Company made no income tax payments in 2008, 2007 and 2006.

At December 31, 2008, the Company had federal NOL carryforwards of approximately $91.3 million for income tax purposes, which expire at various dates beginning in 2018 through 2028. At December 31, 2008, the Company had state NOL carryforwards of approximately $90.4 million which expire at various dates beginning in 2023 through 2028. In addition, the Company had federal research and development tax credit carryforwards of approximately $485,000 which expire in 2028. The NOL’s incurred subsequent to the 2008 ownership change of $18.8 million are not limited on an annual basis. Pursuant to Section 382, subsequent ownership changes could further limit this amount. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to future taxable earnings of the Company.

The exercise of non-qualified stock options and the vesting of restricted stock give rise to compensation that is included in the taxable income of the applicable employees and directors, and deducted by the Company for federal and state income tax purposes. As a result of the exercise of non-qualified stock options and the vesting of restricted stock, the Company’s NOL carryforwards include approximately $5.2 million attributable to excess tax benefits from stock compensation deductions, which can be used to offset future taxable income, if any. If and when realized, the related tax benefits of these net operating loss carryforwards will be credited directly to paid-in capital.

For financial reporting purposes, at December 31, 2008 and 2007, respectively, valuation allowances of $40.6 million and $72.6 million have been recognized to offset net deferred tax assets, primarily attributable to the Company’s NOL carryforwards. As previously noted, in 2008, the Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership change under Section 382 and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$123.3 million and the tax credits were reduced by $6.6 million upon the ownership change in 2008. The changes in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 were a decrease of approximately $32.0 million due primarily to the limitations placed on the utilization of the Company’s tax attributes as noted above, and an increase of $9.9 million and $14.3 million, respectively.

15.	ROYALTY TERMINATION AGREEMENT

On February 1, 2007, the Company entered into a royalty termination agreement with Anand Baichwal, the Company’s Senior Vice President of Licensing and Chief Scientific Officer, which terminated specified provisions of the Recognition and Incentive Agreement dated as of May 14, 1990, as amended, between the Company and Dr. Baichwal (the “Baichwal Termination Agreement”). Pursuant to the Baichwal Termination Agreement, the Company and Dr. Baichwal agreed that the Company would have no further obligation to make any payments to Dr. Baichwal under the Recognition and Incentive Agreement, except for amounts owed with respect to 2006. In consideration for such agreement, in 2007, the Company paid Dr. Baichwal $770,000 in cash and issued to him 19,696 shares of the Company’s common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Baichwal remains an officer of Penwest.

On February 1, 2007, the Company entered into a royalty termination agreement with John N. Staniforth, a director of the Company, which terminated the Royalty Agreement dated as of September 25, 1992, as amended, between the Company and Dr. Staniforth (the “Staniforth Termination Agreement”). Pursuant to the Staniforth Termination Agreement, the Company and Dr. Staniforth agreed that the Company would have no further obligation to make any payments to Dr. Staniforth under the Royalty Agreement except for amounts owed with respect to 2006. In consideration for such agreement, in 2007, the Company paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of the Company’s common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Dr. Staniforth remains a member of the Board of Directors of Penwest.

Consideration paid and other costs incurred in connection with the termination agreements noted above totaled approximately $2.1 million in 2007 and were deferred by the Company. These costs are being amortized based on certain estimated future royalty revenues, primarily from Endo in connection with Opana ER, and are included in deferred charges in the balance sheet as of December 31, 2008 and 2007. Such amortization approximated $101,000 in 2008 and $17,000 in 2007, and is included in cost of revenues in the Company’s statements of operations.

16.	RETIREMENT PLANS AND OTHER EMPLOYEE BENEFITS

Savings Plan

Company employees participate in the Penwest Pharmaceuticals Co. Savings Plan, a defined contribution plan generally covering all of its employees. Under the Plan, at the discretion of the Company’s Board of Directors, the Company may make quarterly employer matching contributions as defined in the Plan agreement, in an amount equal to 75% of each participant’s pre-tax contributions to the Plan up to 6% of such participant’s eligible compensation. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer contribution portion of their accounts, as well as any earnings thereon is based on years of credited service, and vest over a four-year period. The Company’s expense under the Plan, representing its employer matching contributions, was $250,000, $164,000 and $244,000 for 2008, 2007 and 2006, respectively.

The Plan also includes a discretionary annual profit-sharing component that is awarded by Penwest’s Board of Directors, generally based on achievement of predetermined corporate goals. This feature is available to all employees who meet the eligibility requirements of the Plan. There was no profit sharing expense in 2008, 2007, or 2006.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP” or the “Plan”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Mr. Tod R. Hamachek. For 2008, 2007 and 2006, the net expense for the SERP was $120,000, $120,000 and $122,000, respectively. The Plan is unfunded and has no assets. The Company uses a measurement date of December 31 for its SERP.

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

The following disclosures summarize information relating to the Plan:

Change in benefit obligation:

	2008	2007
	(In thousands)

Benefit obligation at beginning of period	$2,092	$2,187
Interest cost	119	118
Actuarial (gain) loss	(85)	(62)
Benefits paid	(151)	(151)

Benefit obligation at December 31,	$1,975	$2,092

Change in plan assets:

	2008	2007
	(In thousands)

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	151	151
Benefit payments	(151)	(151)

Fair value of plan assets at end of year	$—	$—

Amounts recognized in the statement of financial position consist of:

	2008	2007
	(In thousands)

Current liabilities	$(147)	$(147)
Noncurrent liabilities	(1,828)	(1,945)

Net amount recognized at December 31, (included in deferred compensation)	$(1,975)	$(2,092)

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income consist of:

	2008	2007
	(In thousands)

Net gain	$(268)	$(184)
Prior service cost	9	11

Total	$(259)	$(173)

Information for plans with an accumulated benefit obligation in excess of plan assets, December 31:

	2008	2007
	(In thousands)

Projected benefit obligation	$1,975	$2,092
Accumulated benefit obligation	$1,975	$2,092
Plan assets at fair value	$—	$—

Components of net periodic benefit cost:

	2008	2007
	(In thousands)

Interest cost	$119	$118
Amortization of prior service cost	1	2
Amortization of gains	—	—

Net periodic benefit cost	$120	$120

The amortization of prior service cost is determined using straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the Plan. The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 is approximately $2,000.

Other changes in benefit obligations recognized in other comprehensive income:

	2008	2007
	(In thousands)

Net gain	$(85)	$(62)
Amortization of prior service cost	(1)	(1)

Total recognized in other comprehensive income	$(86)	$(63)

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2008	2007

Discount rate	6.35%	5.90%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2008	2007

Discount rate	5.90%	5.60%
Rate of compensation increase	N/A	N/A

Plan contributions are equal to benefits paid to the Plan participant during the year. The Company expects to make contributions to the Plan of approximately $151,000 in 2009. Effective February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer. Under the SERP,

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The following benefit payments are expected to be paid over the next ten years (in thousands):

2009	$151
2010	151
2011	151
2012	151
2013	151
Years 2014-2018	751

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. No amounts were contributed to the DCP during 2008, 2007 and 2006. Under the DCP, the Company recognized interest expense of $59,000, $62,000 and $68,000 for 2008, 2007 and 2006, respectively. The liability for the DCP was approximately $700,000 and $786,000 as of December 31, 2008 and 2007, respectively, and is included in deferred compensation on the Company’s balance sheets, including the current portion of approximately $144,000 at December 31, 2008. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in February 2005 under the DCP, effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $143,000 per year, including interest, in ten annual installments. These installments are recalculated annually based on market interest rates as provided for under the DCP. The following benefit payments, including interest, are expected to be paid under the DCP over the six remaining annual installments (in thousands):

2009	$143
2010	143
2011	143
2012	143
2013	143
2014	143

The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. In April 2006, the Company withdrew from the Trust approximately $446,000 as reimbursement for all SERP and DCP benefit payments previously made by the Company to Mr. Hamachek. In addition, effective in June 2006, Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance polices totaled $1,924,000 and $2,472,000 as of December 31, 2008 and 2007, respectively. Trust assets, including $299,000 and $4,000 held in a money market account at December 31, 2008 and 2007, respectively, are included in Other Assets in the Company’s balance sheets.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to its active employees. Costs incurred for these benefits were $631,000, $710,000 and $685,000 in 2008, 2007 and 2006, respectively.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	COLLABORATIVE AND LICENSING AGREEMENTS

The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy or to perform research and development for collaborators utilizing the Company’s drug delivery technology and formulation expertise.

Endo Pharmaceuticals Inc.

In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and was further amended in January 2007 and in July 2008, as described below.

Under the agreement, the Company agreed to supply bulk TIMERx material to Endo, the selling price of which is contractually determined and may be adjusted annually, and Endo agreed to manufacture and market Opana ER in the United States. The Company also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and the Company, and that the Company and Endo would divide equally any fees, royalties, payments or other revenue received by the parties in connection with such licensing activities. The Company is currently seeking licensing opportunities for Opana ER in territories outside the United States.

Under the terms of the agreement:

•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, this Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER in the amount of $5.0 million for 2008.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million is fully recouped. As of December 31, 2008, $5.0 million of the $28 million has been recouped by Endo.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

The Company and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008. Under the terms of this amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed the Company for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. The Company credited such reimbursement to selling, general and administrative expense. Such costs incurred by the Company subsequent to June 30, 2008 were not significant and have been reimbursed to the Company by Endo.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Edison Pharmaceuticals, Inc.

On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and the additional compound of Edison’s, which the Company may exercise its option to select, for all indications, subject to the terms and conditions in the Edison Agreement. The Company initially intends to develop A0001 for the treatment of inherited mitochondrial respiratory chain diseases. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.

In consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million, with the right to draw upon such loan commitment in one or more installments at any time prior to the earliest of July 16, 2012, the occurrence of an event of default, a change in control of Edison or the termination of the Edison Agreement, solely to fund Edison’s research and development. The Company is also required to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement and royalty payments based on net sales of products containing A0001, and any other compound as to which the Company has exercised its option. In connection with the Company commencing dosing in July 2008 in a Phase Ia clinical trial of A0001, the Company made a milestone payment to Edison.

On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $76,000 for the full year ended December 31, 2008.

The Company also agreed to pay Edison a total of $5.5 million over the initial 18 months of the Research Period to fund Edison’s discovery and research activities during the period. The funding is in the form of payments made in advance each quarter. As of December 31, 2008, the Company had paid approximately $5.4 million of the $5.5 million to Edison. The Company had the option to extend the term of the Research Period for up to three consecutive six month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon. The Company did not exercise this option upon the expiration of the initial 18 month research period. During the initial 18 months of the Research Period in which the Company’s funding exceeds a specified amount, Edison has agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company, or under specified circumstances. In addition, until 60 days after the later of the presentation of a development candidate by Edison, or the expiration of the Research Period, and in other specified circumstances, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases. Edison has not yet presented the Company with the additional compound and has the option to continue their work at their own expense. Until Edison presents the Company with the additional compound, they are not able to present compounds to any parties, or develop or commercialize any compounds by itself or on behalf of a third party. If they are unable

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to present the additional compound, then the agreement calls for credits which will be applied against payments on A0001.

Following the end of the Research Period, the license for any compound under the Edison Agreement ends, on a country-by-country, product-by-product basis, when neither Edison nor the Company has any remaining royalty payment obligations to each other with respect to such compound. Each party’s royalty payment obligation ends upon the later of expiration of the last-to-expire claim of all licensed patents covering such party’s product or expiration of the FDA’s designation of such product as an orphan drug. The Edison Agreement may be terminated by the Company with 120 days prior written notice to Edison. The Edison Agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.

Mylan Pharmaceuticals Inc.

On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2008 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $14.9 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2008, 2007 and 2006, royalties from Mylan were approximately $1.8 million, $2.6 million and $3.1 million, respectively, or 21%, 77% and 89%, respectively, of the Company’s total revenue.

Drug Delivery Technology Collaborations

The Company enters into development and licensing agreements with third parties under which the Company develops formulations of generic or third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies and formulation expertise. In connection with these agreements, the Company generally receives nonrefundable up-front payments which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of December 31, 2008, the Company is a party to three such drug delivery technology collaborations.

18.	CONTINGENCIES

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

Impax ANDA Litigation

On October 3, 2007, the Company received a letter from IMPAX notifying the Company of the filing by IMPAX of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, they believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.

On or around June 14, 2008, the Company and Endo each received a notice from IMPAX advising the Company and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, the Company and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice. The Company and Endo believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30mg.

In January 2009, the cases against IMPAX were reassigned to the U.S. District Court of New Jersey (“U.S. Dist. NJ”).

Actavis ANDA Litigation.

On or around February 14, 2008, the Company received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, Endo and the Company filed a lawsuit against Actavis in the U.S. District Court of New Jersey, or U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, the Company

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and Endo each received a notice from Actavis advising the Company and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, the Company and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30mg strength. Each ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, the Company and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. The Company and Endo believe they are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.

On February 20, 2009, the Company and Endo settled all of the Actavis litigation. Both sides agreed to dismiss their respective claims and counterclaims with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of the Company’s four Orange Book-listed patents. The Company and Endo agreed to grant Actavis a license under US Patent No. 5,958,456 and a covenant not to sue for its generic formulation of Opana ER under the Company’s four Orange Book-listed patents. The license and covenant not to sue will take effect on July 15, 2011, and earlier under certain circumstances.

The settlement is subject to the review of the of U.S. Federal Trade Commission and Department of Justice.

Sandoz ANDA Litigation.

On or around July 10, 2008, the Company and Endo each received a notice from Sandoz advising the Company and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, the Company and Endo filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.

On or around November 17, 2008, the Company received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, the Company and Endo, filed suit against Sandoz in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. The Company cannot predict the outcome of this litigation. The Company and Endo intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of the Company’s intellectual property rights and approved labeling.

In January 2009, the case against Sandoz was reassigned to the U.S. Dist. NJ.

Barr ANDA Litigation.

On or around September 12, 2008, the Company and Endo each received a notice from Barr advising the Company and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg strength. On or around September 13, 2008, the Company and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA as amended contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933,

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5,958,456 and 7,276,250. On October 20, 2008, the Company and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456.

In January 2009, the case against Barr was reassigned to the U.S. Dist. NJ.

The Company is also a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

19.	SUBSEQUENT EVENTS

Staff Reductions

In January 2009, the Company announced staff reductions of approximately 18% of its workforce as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance arrangements include severance pay and continuation of certain benefits including medical insurance over the respective severance periods. In connection with these staff reductions, the Company expects to record a severance charge in its statement of operations in the first quarter of 2009 in the amount of approximately $550,000. In addition, as a result of these terminations, in the first quarter of 2009, the Company expects to record a non-cash credit of approximately $885,000 under SFAS No. 123R associated with the forfeiture of stock options held by these former employees.

Rights Plan

On March 11, 2009, the Company adopted a rights plan pursuant to which it will issue a dividend of one preferred share purchase right for each share of common stock held by Company stockholders of record on March 23, 2009. Each right will entitle Company stockholders to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $12.50, subject to adjustment under certain circumstances.

The rights issued under the rights plan will automatically trade with the underlying Company common stock, and they will initially not be exercisable. If a person acquires or commences a tender offer for 15% or more of the Company’s common stock (or (A) in the case of Perceptive Life Sciences Master Fund Ltd. and its affiliates and associated persons (“Perceptive”), the greater of (x) 21% or (y) that percentage which Perceptive beneficially owned of the common stock outstanding as of the close of business on March 11, 2009 (the “Perceptive Percentage”), or (B) in the case of Tang Capital Management, LLC and its affiliates and associated persons (“Tang”), the greater of (x) 22% or (y) that percentage which Tang beneficially owned of the common stock outstanding as of the close of business on March 11, 2009 (the “Tang Percentage”)) in a transaction that was not approved by the Company’s Board of Directors, each right, other than those owned by the acquiring person, would entitle the holder to purchase $25.00 worth of common stock for a $12.50 exercise price. If the Company is involved in a merger or other transaction with another company that is not approved by its Board of Directors, in which the Company is not the surviving corporation or which transfers more than 50% of its assets to another company, then each right, other than those owned by the acquiring person, would instead entitle the holder to purchase $25.00 worth of the acquiring company’s common stock for a $12.50 exercise price. If at any time Perceptive or Tang cease to beneficially own at least 15% of the Company’s common stock outstanding, the Perceptive Percentage or the Tang Percentage, as the case may be, will no longer be applicable and such shareholder will be subject to the same 15% thresholds as other shareholders.

The Company’s Board of Directors may redeem the rights for $0.001 per right at any time until ten business days after a person acquires 15% (or in the case of Perceptive or Tang, the Perceptive Percentage or the Tang Percentage, as applicable) of the Company’s common stock, or on the date on which any executive officer of the Company has actual knowledge of such acquisition, whichever is later. The rights will expire

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

upon the close of business on the earlier of (1) March 11, 2019 or (2) July 1, 2010, if the Company’s stockholders do not approve the rights plan by that date.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2008 and 2007 is as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008(a)	2008	2008(b)	2008
		(Unaudited)	(Unaudited)	(Unaudited)
	(Unaudited)
	(In thousands, except per share data)

Total revenues	$739	$1,316	$1,361	$5,118
Net loss	$(10,297)	$(6,928)	$(7,277)	(2,232)

Net loss per share	$(0.41)	$(0.22)	$(0.23)	$(0.07)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007(c)
		(Unaudited)	(Unaudited)	(Unaudited)
	(Unaudited)
	(In thousands, except per share data)

Total revenues	$842	$712	$882	$872
Net loss	$(6,954)	$(8,958)	$(9,251)	$(9,302)

Net loss per share	$(0.30)	$(0.39)	$(0.40)	$(0.40)

(a)	In the first quarter of 2008, the Company recognized an impairment loss of $1.0 million to establish a reserve against the collectability of the loan that the Company made to Edison in February 2008 under the Company’s agreement with Edison. The $1.0 million was charged against selling, general and administrative expenses.

(b)	In the third quarter of 2008, the Company recorded a credit to selling, general and administrative expense in the amount of $470,000 for the reimbursement of legal fees by Endo in connection with patent enforcement litigation related to Opana ER (see Note 17). In addition, in the third quarter of 2008, the Company recorded an impairment charge to research and product development expense in the amount of $490,000 in connection with patent costs related to development programs that the Company no longer plans to pursue and patents that the Company determined it would no longer maintain.

(c)	During the fourth quarter of 2007, the Company recognized an impairment loss of $414,000 related to patents primarily in connection with early stage development programs discontinued by the Company, and that it determined no longer had value. Such charge was reflected in research and product development expense. In addition, the Company recorded a net credit of $327,000 in the fourth quarter of 2007 as an adjustment to incentive compensation expense to reflect a reduction in expected payouts in 2008, of which a credit of $188,000 and a credit of $139,000 were recorded to selling, general and administrative expense and research and product development expense, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

PENWEST PHARMACEUTICALS CO.
DECEMBER 31, 2008

		Additions
			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning	Costs and	Accounts-	Deductions-		End of
	of Period	Expenses	Describe	Describe		Period
			(In thousands)

Year ended December 31, 2008
Inventory Allowances	$18	$18	$—	$—		$36
Year ended December 31, 2007
Inventory Allowances	$—	$18	$—	$—		$18
Year ended December 31, 2006
Inventory Allowances	$208	$—	$—	$208	(a)	$—

(a)	Disposals of unrecoverable inventory costs.

S-1

Exhibit Index

Filed with
Exhibit			this Form	Form or	Filing Date	SEC File
Number		Description	10-K	Schedule	with SEC	Number

3.1		Amended and Restated Articles of Incorporation of the Registrant		10-Q	8/3/2004	000-23467
3.2		Amended and Restated Bylaws of the Registrant		S-1	10/21/1997	333-38389
3.3		Amendment to Amended and Restated Bylaws of the Registrant		8-K	11/13/2007	000-23467
3.4		Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Registrant filed on July 17, 1998		10/A	7/17/1998	000-23467
4.1		Specimen certificate representing the Common Stock		S-1/A	12/17/1997	333-38389
10	.1†	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389
10	.2†	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389
10	.3†	Letter Agreement dated February 25, 2000 by and between the Registrant Mylan Pharmaceuticals Inc.		10-Q	8/14/2000	000-23467
10	.4†	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Registrant		10-Q	8/14/2002	000-23467
10	.5†	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and the Registrant		8-K	2/15/2007	000-23467
10	.6††	1997 Equity Incentive Plan		S-1	10/21/1997	333-38389
10	.7††	1997 Employee Stock Purchase Plan		S-1	10/21/1997	333-38389
10	.8††	1998 Spinoff Option Plan		10/A	7/7/1998	000-23467
10	.9††	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended		S-1/A	11/10/1997	333-38389
10.10		Termination Agreement dated as of February 1, 2007 by and between Anand Baichwal and the Registrant		8-K	2/5/2007	000-23467
10	.11††	Royalty Agreement dated September 25, 1992 between the Registrant and John N. Staniforth		10-Q	5/15/2002	000-23467
10.12		Termination Agreement dated as of February 1, 2007 by and between John Staniforth and the Registrant		8-K	2/5/2007	000-23467
10	.13††	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Registrant and John N. Staniforth		10-Q	5/15/2002	000-23467
10.14		Lease Agreement dated as of February 3, 2003 by and between Union Carbide Corporation and the Registrant		10-Q	5/15/2003	000-23467
10.15		Lease Amendment and Attornment Agreement, dated March 15, 2004, by and between Union Carbide Corporation and the Registrant		10-Q	8/3/2004	000-23467
10.16		Second Amendment to Lease dated as of June 6, 2006 by and among Danbury Buildings, Inc., Union Carbide Corporation and the Registrant		10-Q	8/8/2007	000-23467
10.17		Third Amendment to Lease dated as of April 13, 2007 by and among Danbury Building Co., L.P. and the Registrant		10-Q	8/8/2007	000-23467
10	.18††	Form of Option Agreement for 1997 Incentive Plan		10-K	3/16/05	000-23467

S-2

Filed with
Exhibit			this Form	Form or	Filing Date	SEC File
Number		Description	10-K	Schedule	with SEC	Number

10	.19††	Severance and Settlement Agreement and Release dated February 14, 2005 by and between the Registrant and Tod R. Hamachek		10-Q	5/9/2005	000-23467
10	.20††	2005 Stock Incentive Plan, as amended		10-Q	8/8/2008	000-23467
10	.21††	Amendment No. 1 to 2005 Stock Incentive Plan		10-Q	11/9/06	000-23467
10	.22††	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.23††	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.24††	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.25††	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.26††	Summary of Executive Officer Bonus Program	X
10	.27††	Summary of the Director Compensation Program	X
10	.28†	Manufacture and Supply Agreement dated November 6, 2006 between the Registrant and Draxis Specialty Pharmaceuticals Inc.		10-K	3/16/2007	000-23467
10.29		Credit and Security Agreement dated as of March 13, 2007 by and among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.		10-Q	5/10/2007	000-23467
10	.30†††	Collaboration and License Agreement dated as of July 16, 2007 by and between Edison Pharmaceuticals, Inc. and the Registrant		10-Q	11/8/2007	000-23467
10.31		Securities Purchase Agreement dated March 5, 2008, among the Registrant and the purchasers party thereto		8-K	3/6/2008	000-23467
10.32		Form of Warrant issued by the Registrant to each of the purchasers under the Securities Purchase Agreement dated March 5, 2008		8-K	3/6/2008	000-23467
10.33		Second Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.		10-Q	11/10/2008	000-23467
10	.34††	Form of Executive Retention Agreements entered into by the Registrant and each of its Executive Officers	X
23		Consent of Ernst & Young LLP	X
31		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

†††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

S-3