Form 10-K/A
period 2008-12-31
PENWEST PHARMACEUTICALS CO
filed 2009-04-29
CIK 1047188

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PENWEST PHARMACEUTICALS CO.
EXPLANATORY NOTE
     Penwest Pharmaceuticals Co. (“Penwest”, “we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 (“Form 10-K”), to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This Amendment No. 1 is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Board of Directors
     Set forth below are the names of each of our directors, their ages as of April 1, 2009, the year in which they first became a director, their positions and offices with us, their principal occupations and business experience during the past five years and the names of other public companies for which they serve as a director.
DR. CHRISTOPHE BIANCHI
Age: 47
     Dr. Christophe Bianchi has served as one of our directors since June 2007. Dr. Bianchi is currently Executive Vice President, Head of Commercial Operations at Takeda Pharmaceuticals Inc., (which acquired Millennium Pharmaceuticals, Inc. in 2008). Dr. Bianchi has held this position since he joined Millennium in 2006. Prior to joining Millennium, Dr. Bianchi served in a variety of positions at Sanofi-Aventis, a pharmaceutical company, including from 2004 to 2006 as the head of the U.S. oncology business unit of Sanofi-Aventis, and from 2001 through 2004 as Vice President of the Internal Medicine and Central Nervous System Business Unit of Sanofi. Dr. Bianchi received an M.D. from the University of Reims-Champagne in France and an M.B.A. from the Wharton School at the University of Pennsylvania. He is also a graduate of Ecole Des Hautes Etudes Commerciales (EDHEC Graduate School of Management) in France.
DR. PETER F. DRAKE
Age: 55
     Dr. Peter F. Drake has served as one of our directors since April 2005. Dr. Drake is currently General Partner of Vector Fund Management, LP, a venture capital firm, a position he has held since 2002. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., following Prudential’s acquisition of Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider, and Cortex Pharmaceuticals, Inc., a neuroscience company, and Rodman & Renshaw, an investment bank. Dr. Drake received a B.A. in Biology from Bowdoin College, and a Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College.
PAUL E. FREIMAN
Age: 74
     Paul E. Freiman has served as our Chairman of the Board since February 2005 and served as our Lead Director from 1997 to 2005. Mr. Freiman is president of ThirdAge Pharma LLC, a consulting firm that he founded in January 2009. Mr. Freiman served as the Chief Executive Officer and President of Neurobiological Technologies, Inc., a biotechnology company, from May 1997 to December 2008. Mr. Freiman is also a director of Calypte Biomedical Corporation, a developer of in vitro testing solutions, NeoPharm Inc., a biotechnology company, NovaBay Pharmaceuticals, Inc., a pharmaceutical company, and Otsuka America Pharmaceuticals Inc., a pharmaceutical company. He is a graduate of Fordham University with a B.S. in Pharmacy and received an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy.
JENNIFER L. GOOD
Age: 44
     Jennifer L. Good has served as one of our directors and as our President and Chief Executive Officer since June 2006. Ms. Good served as our President, Chief Operating Officer and Chief Financial Officer from November 2005 to June 2006, and Chief Financial Officer from February 1997 to November 2005. Ms. Good received a Bachelor of Business Administration degree from Pacific Lutheran University and is a Certified Public Accountant licensed by the state of Washington.
ROBERT J. HENNESSEY
Age: 67
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
DR. DAVID P. MEEKER
Age: 54
     David Meeker has served as one of our directors since January 2007. Dr. Meeker has served in various roles at Genzyme Corporation, a pharmaceutical company, since 1994, including as Executive Vice President, Therapeutics, Biosurgery, and Transplant since March 2008, as President of the LSD (Lysosomal Storage Diseases) Therapeutics business unit from March 2003 through March 2008, Senior Vice President, Therapeutics Europe from May 2000 to March 2003 and as Senior Vice President, Medical Affairs from June 1998 to May 2000. Dr. Meeker is a Fellow at the American College of Physicians and the American College of Chest Physicians. He attended Dartmouth College and received an M.D. from The University of Vermont.
W. JAMES O’SHEA
Age: 59
     W. James O’Shea has served as one of our directors since June 2007. Mr. O’Shea served as Vice Chairman at Sepracor Inc., a pharmaceutical company, from March 2007 to September 2007. From October 1999 to March 2007, Mr. O’Shea served as President and Chief Operating Officer of Sepracor Inc. Mr. O’Shea currently sits on the boards of Surface Logix, Inc., CombinatoRx, Inc. and BTG Plc, each a biotech company. Mr. O’Shea is also on the Product Advisory Board of Concert Pharmaceuticals, Inc. Mr. O’Shea is a graduate of Liverpool Lord Byron University, where he received an Honors Degree in Applied Physics from the Institute of Physics.
DR. JOHN N. STANIFORTH
Age: 55
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
ANNE M. VANLENT
Age: 61
     Anne M. VanLent has served as one of our directors since December 1998. Ms. VanLent is president of AMV Advisors, a consulting company, providing strategic planning and financial services to emerging growth life sciences companies, which she founded in 2008. Ms. VanLent served as Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a NASDAQ-listed specialty pharmaceutical company in the field of dermatology, from May 2002 to May 2008. Prior to joining Barrier, Ms. VanLent served as a principal of The Technology Compass Group, LLC, a healthcare/technology consulting firm, which she founded in October 2001. From mid-1997 to October 2001, Ms. VanLent served as Executive Vice President, Portfolio Management of Sarnoff Corporation, a privately-held research and development company that creates and commercializes electronic, biomedical and information technologies. Ms. VanLent currently serves as a director and chair of the audit committee of Integra LifeSciences Holdings Corporation, a NASDAQ-listed medical technology company. Ms. VanLent received a B.A. in Physics from Mount Holyoke College.
Information about our Director Nominees
     At our 2009 annual meeting of shareholders, we will seek shareholder approval of Mr. O’Shea and Mr. Joseph Edelman as our nominees to serve as class III directors. Mr. O’Shea is currently a member of our board. Biographical information regarding Mr. Edelman is presented below.

JOSEPH EDELMAN
Age: 53
     Joseph Edelman is the Chief Executive Officer and Portfolio Manager of Perceptive Advisors LLC, an investment firm focused on health care with a particular emphasis on biotechnology companies. He founded the firm in 1999. Prior to that he was Senior Analyst at Paramount Capital from 1994 to 1999, and was the Senior Biotechnology Analyst at Prudential Securities from 1990 to 1994. Mr. Edelman received his B.A. in Psychology from the University of California, San Diego, and an M.B.A. in Marketing from New York University.
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
Code of Business Conduct and Ethics
     We have adopted a code of business conduct and ethics applicable to all of our directors and employees. The code of business conduct and ethics is available on our website, www.penwest.com , and is available without charge upon request to Corporate Secretary, Penwest Pharmaceuticals Co., 39 Old Ridgebury Road, Suite 11, Danbury, Connecticut 06810, telephone (877) 736-9378.
     Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may be made only by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website. To date, no such waivers have been requested or granted.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that during 2008, the reporting persons complied with all Section 16(a) filing requirements, other than as follows:
•	Perceptive Advisors LLC and related persons filed 11 late Forms 4 and failed to report 23 reportable transactions on a timely basis;

•	each of our executive officers failed to timely file one Form 4, each relating to one reportable transaction; and

•	Mr. Freiman failed to timely file one Form 4 relating to two reportable transactions.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The compensation committee of our board of directors oversees our executive compensation program. In this role, the compensation committee reviews and approves annually, all compensation decisions relating to our executive officers.
Objectives and Philosophy of Our Executive Compensation Program
     The primary objectives of our executive compensation program are to:
•	attract, retain and motivate the best possible executive talent;

•	ensure executive compensation is aligned with our corporate strategies and business objectives, including our short-term operating goals and longer-term strategic objectives;

•	promote the achievement of key strategic, financial and operational performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align our executives’ incentives with the creation of shareholder value.
     To achieve these objectives, the compensation committee evaluates our executive compensation program with the goal of setting compensation for our executive officers at levels that the committee believes are competitive with other companies in our industry and our region that compete with us for executive talent. In addition to base salary, our executive compensation program ties a substantial portion of each executive’s overall compensation to key company strategic, financial and operational goals, such as new product development initiatives, clinical trial and regulatory progress, intellectual property portfolio development, establishment and maintenance of key strategic relationships, and exploration of business development opportunities, as well as our financial and operational performance as measured by adherence to operating budgets approved by our board of directors. We also seek to use our executive compensation program to retain our executives by granting them stock options and allowing them to participate in the long-term success of our business, as reflected in stock price appreciation, thus aligning their interests with those of our shareholders.
     In making compensation decisions, the compensation committee compares our executive compensation to the executive compensation paid by a peer group of companies that the committee believes have business operations, market capitalizations, numbers of employees, revenues and growth profiles that are comparable to ours. The compensation committee reviews the foregoing factors relating to the peer group companies as necessary to determine whether any adjustments to the composition of the peer group should be made. As a result, our peer group might change from year to year. The committee also considers industry survey data regarding executive compensation to understand industry compensation practices.
     In 2008, the compensation committee retained the firm of Pearl Meyer & Partners, a compensation consulting firm, to advise the committee in its evaluation of our compensation policies in general, as well as with respect to the compensation committee’s determination of 2008 base salaries, percentage bonus targets for 2008 and 2008 equity awards, in particular. The compensation committee worked with Pearl Meyer and our senior management to determine the peer group to use to compare executive compensation programs. The peer group consisted of: Acorda Therapeutics, Adolor Corp., Anadys Pharma, Anesiva Inc., Antares Pharma, Aradigm Corp., Depomed Inc., Durect Corp., Epicept Corp., Jazz Pharma, Nastech Pharma, Neurocrine Bisoscience, Repligen Corp., Scolr Pharma Inc., and Targacept Inc. Pearl Meyer provided the committee with the compensation data from the peer group, but also supplemented such data with survey data from the Radford Biotechnology Survey and a composite market analysis using both the peer group data and the survey data.
     In making compensation decisions, the compensation committee generally targets base salaries for executives at the 50th percentile. The committee intends that if an executive achieves the individual and company performance goals determined by the committee, then the executive should have the opportunity to receive base salary that is competitive with peer group and industry norms. The committee, however, may vary this general target with respect to executives based on other factors including individual contribution and performance, reporting structure, complexity and importance of role and responsibilities, leadership and growth potential.
     In evaluating individual contribution and performance, reporting structure, complexity and importance of role and responsibilities, leadership and growth potential for executives other than the chief executive officer, the committee seeks the advice of our chief executive officer. Our chief executive officer meets with the committee to review each executive and makes recommendations with respect to each element of compensation for each executive.
Components of our Executive Compensation Program
     The primary elements of our executive compensation program are:
•	base salary;

•	annual cash incentive bonuses;

•	stock option awards;

•	change in control benefits; and

•	health and life insurance, and other employee benefits.
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
     Base Salary
     The committee uses base salary to recognize the experience, skills, knowledge and responsibilities required of all of our employees, including our executives. Base salaries are reviewed annually by our compensation committee, and are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries may also be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives, promoting our core values and demonstrating leadership abilities. Additionally, the compensation committee adjusts base salaries as warranted throughout the year for promotions, other changes in the scope or breadth of an executive’s role or responsibility, or other market changes.
     When establishing base salaries for 2008, the compensation committee considered the compensation data for the peer group and from the Radford survey, as well as the composite market data. The committee also considered a variety of other factors, including the seniority of the individual within their current job, the level of the individual’s responsibility and performance, the ability to replace the individual and the number of well qualified candidates able or available to assume the individual’s role. In particular, in comparing base salaries to the compensation data, the committee compared our executives’ base salaries with the 50th percentile of salaries for executives in similar positions. However, due to concerns about our cash resources, the committee elected to limit increases in the base salaries of each executive to a cost of living-based increase and not to adjust base salaries for any of the other factors considered by the committee, even in circumstances in which the committee believed that some of our executive officers had base salaries below the 50th percentile. As a result, the base salaries for each executive other than Dr. Hawi were increased from 3.1% to 3.3%, and Dr. Hawi’s base salary was increased by 2.4% to reflect that she had joined the company in May 2007.
     The compensation committee approved the following salaries effective March 1, 2008 for our named executive officers. These salaries were not subsequently adjusted in 2008.

Base Salary
Executive Officer	for 2008
Jennifer L. Good,	$387,000
President and Chief Executive Officer
Benjamin L. Palleiko(1),	$301,000
Former Senior Vice President, Corporate Development and Chief Financial Officer
Thomas R. Sciascia, M.D.,	$310,000
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.,	$281,600
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.,	$248,000
Senior Vice President, Licensing and Chief Scientific Officer

(1)	Mr. Palleiko’s employment terminated in January 2009.
     In January 2009, the committee determined not to increase the executive officers’ base salaries for 2009.
     Annual Cash Incentive Bonus Plan
     Our executive compensation program includes an annual cash incentive bonus plan for our executive officers that is intended to motivate each of them to work toward the achievement of company strategic, operational and financial targets and individual performance objectives, and to reward our executive officers when their efforts result in success for us. Bonus targets under the annual cash incentive bonus plan are calculated as a percentage of each executive officer’s base salary, with targets corresponding to the rank of the executive. The target percentages set for 2008 were 40% for Ms. Good and 30% for each other named executive officer. The 30% target percentages for each of Mr. Palleiko and Dr. Hawi were set forth in their employment offer letters from us.
     The compensation committee approves corporate goals for each year and determines potential bonus amounts based on the achievement of these goals and individual performance goals. Our corporate targets generally conform to certain operational goals, such as advancing development programs and obtaining adequate corporate funding. The compensation committee works with our chief executive officer to develop challenging goals that it believes can be reasonably achieved during the year and to weight the various goals for the corporate targets. Individual objectives are tied to the particular area of expertise of an executive officer and his or her role and responsibilities. Achievement of these individual objectives is measured relative to external forces, internal resources utilized and overall individual effort. Individual objectives are based on a variety of factors, including the achievement of corporate goals. The individual performance objectives for each executive officer (other than our chief executive officer) are determined by the chief executive officer. In the case of our chief executive officer, the individual objectives are reviewed with the compensation committee and are based on the achievement of our corporate goals.
     In determining the total cash payments made under the bonus plan, the committee assigns 75% weighting to the achievement of our corporate goals and 25% weighting to individual performance objectives. After the end of each fiscal year, the compensation committee reviews the corporate goals and individual objectives for the previous year and determines whether such goals and objectives were achieved and the level of achievement by each officer. Whether an executive officer has achieved his or her individual performance objectives is determined by the chief executive officer and is reviewed with the compensation committee.
     In establishing our corporate goals for 2008, the committee considered the objectives for 2008 that had been discussed with the full board and reflected in the budget that was approved by the board for 2008. The corporate-level goals that the committee adopted for 2008 were:
•	progressing nalbuphine ER through out-licensing to a partner and further clinical development;

•	out-licensing Opana ER in territories outside of the U.S.;

•	advancing the development of A0001 on the approved timeline;

•	progressing other candidates in our pipeline; and

•	managing within an approved operating plan and ending the year with a minimum level of cash and investments, which included the completion of at least two drug delivery technology collaborations and an equity financing.
     In January and February 2009, the committee evaluated our 2008 performance against our 2008 corporate goals. After giving credit for the advancement of A0001 in 2008, our cash and investments balance at December 31, 2008, the execution of drug delivery technology collaboration agreements, and the completion of an equity financing, but noting the failure to license Opana ER and nalbuphine ER, the committee determined that 60% of the 2008 corporate goals had been achieved. The committee then considered each executive officer’s individual performance in 2008 and, using 60% of target bonus as the baseline, determined that Ms. Good should receive a bonus equal to 60% of her target bonus, matching the performance with respect to the corporate goals; Dr. Hawi should receive a bonus greater than 60% of her target bonus in recognition of her efforts with respect to A0001; Dr. Sciascia should receive a bonus equal to 60% of his target bonus; and Messrs. Palleiko and Baichwal should receive bonuses less than 60% of the target bonuses, in part, due to our failure to achieve our business development goals in 2008.
     The 2008 bonus targets and actual bonus payments are as follows:

		2008 Annual
	2008 Bonus	Cash Bonus	Percentage of
Named Executive Officer	Targets	Payments	Bonus Target
Jennifer L. Good	$154,800	$92,880	60%
President and Chief Executive Officer
Benjamin L. Palleiko	$90,300	$36,120	40%
Former Senior Vice President, Corporate Development and Chief Financial Officer
Thomas R. Sciascia, M.D.	$93,000	$55,800	60%
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.	$84,480	$63,360	75%
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.	$74,400	$40,920	55%
Senior Vice President, Licensing
     Stock Option Awards
     Our equity award program is our primary vehicle for offering long-term incentives to our executives. The committee believes that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, the vesting feature of our equity grants is intended to further our goal of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. In determining the size of equity grants to our executives, the compensation committee considers comparative share ownership to executives in the peer group and survey data, our company-level performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such equity and the recommendations of management.
     We typically make an initial equity award of stock options to new executives, annual option grants as part of the overall compensation program and other option grants in connection with promotions during the year. All grants of options to our executives are approved by the compensation committee.
     Our equity awards to our executives have been in the form of stock options. The compensation committee reviews all components of the executive’s compensation when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives. As with the other forms of executive compensation, we intend that the share numbers of these awards will be set near the 50th percentile of option grants by comparable companies as set forth in the compensation data.
     Typically, the stock options we grant to our executives have ten-year option terms and vest in four equal annual installments. We set the exercise price of all stock options to equal the closing price of our common stock on the day of the grant. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. The stock option agreements with our executive officers provide that the stock options will become immediately exercisable in full if there is a change in control of the company, upon death or disability, or upon retirement in accordance with our normal retirement policy. Except in the case of termination for cause, exercise rights cease twelve months after the date of termination, or upon death or disability.
     We do not have any equity ownership guidelines for our executives.
     Equity awards to our executives are typically granted annually in conjunction with the committee’s review of their individual performance. This review generally takes place at a meeting of the compensation committee held in the first quarter of each year. We do not plan to make these annual grants of stock options at a time when we are aware of material non-public information. We generally time annual option grants so that the grants occur after the release of our financial results for the previous fiscal year.
     In March 2008, the compensation committee approved for our named executive officers the option awards set forth in the table below. Options to purchase 70% of the approved option awards were granted effective as of March 13, 2008 and options to purchase 30% of the approved option awards were granted subject to and effective upon the approval at our 2008 annual meeting of shareholders held on June 11, 2008 of an amendment to our 2005 stock incentive plan increasing the number of shares authorized for issuance under the plan.

Number of Shares
Subject to Stock
Executive Officer	Options Granted
Jennifer L. Good,	100,000
President and Chief Executive Officer
Benjamin L. Palleiko,	65,000
Former Senior Vice President, Corporate Development and Chief Financial Officer
Thomas R. Sciascia, M.D.	65,000
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.,	50,000
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.,	45,000
Senior Vice President, Licensing
     In granting these awards, the committee agreed that in light of the relatively low cash bonuses that were granted to the executives for 2007, the option awards should be more generous than had been granted in previous years. The committee also considered the compensation data provided by Pearl Mayer and determined that, although higher than in past years, these awards were within the desired range with regard to the number of shares underlying the options granted to each executive.
     Severance/Change in Control Benefits
     We enter into executive retention agreements with each of our executive officers. Pursuant to the executive retention agreements and our stock option agreements under our stock incentive plans, our executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances following a change in control. We have provided more detailed information about these agreements and benefits, along with estimates of their value under various circumstances, under the caption

“Potential Payments Upon Termination or Change in Control” below.
     The committee first decided that we should enter into executive retention agreements with our executive officers in 2005 after reviewing the practices of other companies. The committee believed that the benefits provided for by these agreements would provide management with the appropriate incentives to act in the best interest of the shareholders, as well as help us attract and retain the necessary executive talent for growing our business. These agreements were set to expire at the end of 2008. As a result, during 2008, the committee considered whether to let the agreements expire, or to enter into new retention agreements and, if so, on what terms. After consulting with the full board, in November 2008, the committee concluded that it continued to believe that retention agreements are an important component of the incentives we provide to our executive officers. As a result, the committee recommended, and the board approved, new executive retention agreements for our executive officers. These new agreements expire on December 31, 2011.
     As with the expired agreements, we structured the new executive retention agreements to provide “double trigger” benefits. In other words, the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated by us other than for cause, death or disability, or by the executive for good reason during a specified period after the change in control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their job. Our stock option agreements, however, do provide for full acceleration of vesting upon a change in control.
     We did, however, adjust the change in control benefits payable under the agreements after comparing the benefits provided under the expiring agreements with the benefits generally provided in similar circumstances by other companies in the industry. Under the prior agreements, the severance benefits had been determined based on the number of years of service with the company. Under the new agreements, benefits are determined based on the executive’s position with the company.
     Benefits and Other Compensation
     We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, and a 401(k) plan. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We contribute $0.75 for every dollar of employee contributions to the 401(k) plan, up to 6% of the employee’s eligible pay.
     We limit the perquisites that we make available to our executive officers. Our executive officers are entitled to few benefits that are not otherwise available to all of our employees. For example, we do not provide pension arrangements, post-retirement health coverage or similar benefits to our executive officers or our other employees. Similarly, our health and insurance plans are the same for all employees.
     In 2008, Ms. Good received a monthly allowance of $1,000 of reimbursement for her vehicle. We also paid the hotel and living expenses of Mr. Palleiko and Dr. Sciascia for those nights that they stayed in Danbury, Connecticut.
     Tax Considerations
     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to each of our chief executive officer, our chief financial officer and each other officer whose compensation is required to be reported to our shareholders pursuant to the Exchange Act by reason of being among our three most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, the compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
Executive Compensation
Summary Compensation
     The following table contains information about the compensation of each of our named executive officers for the years ended December 31, 2008, December 31, 2007, and December 31, 2006.

Summary Compensation Table

					Non-Equity
					Incentive
				Option	Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)		($)
Jennifer L. Good(3)	2008	$381,374	$—	$330,504	$92,880	$23,925	(4)	$828,683
President and	2007	369,339	45,000	458,702	—	23,700		896,741
Chief Executive Officer	2006	342,012	—	762,386	100,000	25,236		1,229,634
Benjamin L. Palleiko(5)	2008	296,028	—	436,821	36,120	18,475	(6)	787,444
Former Senior Vice President,	2007	287,878	29,200	699,549	—	17,478		1,034,105
Corporate Development and	2006	141,680	—	439,425	68,400	63,790		713,295
Chief Financial Officer
Thomas R. Sciascia, M.D.	2008	305,086	—	218,244	55,800	17,707	(7)	596,837
Senior Vice President,	2007	294,652	30,000	301,451	—	17,773		643,876
Clinical and Regulatory Affairs and	2006	279,262	—	294,288	85,500	16,691		675,741
Chief Medical Officer
Amale Hawi, Ph.D.	2008	279,565	—	276,417	63,360	11,505	(8)	630,847
Senior Vice President	2007	172,404	—	237,706	18,425	4,011		432,546
Pharmaceutical Development	2006	—	—	—	—	—		—
Anand R. Baichwal, Ph.D.	2008	244,334	—	163,641	40,920	11,925	(9)	460,820
Senior Vice President,	2007	234,652	24,000	221,658	—	11,700		492,010
Licensing and Chief	2006	218,860	—	217,952	54,000	11,318		502,130
Scientific Officer

(1)	Represents the amount of compensation cost that we recognized for financial statement reporting purposes for fiscal years 2006, 2007 and 2008, as applicable, with respect to outstanding option awards, as computed in accordance with SFAS No. 123R. In accordance with SFAS No. 123R, the fair value of each stock option is determined on the date of grant using the Black-Scholes option pricing model. This value is then expensed over the vesting period using the accelerated attribution method, the method we elected to recognize expense. The amounts disregard the estimate of forfeitures related to service-based vesting conditions. See Note 11 to the financial statements in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 regarding assumptions we made in determining the FAS 123R value of equity awards.

(2)	The amounts in this column reflect payments made under our annual cash incentive bonus program, which is described above in “Compensation Discussion and Analysis.”

(3)	Ms. Good is also a member of our board of directors but does not receive any additional compensation in her capacity as a director.

(4)	Consists of:
•	$12,000 in an automobile allowance;

•	$10,350 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

•	$1,575 in premiums paid on behalf of Ms. Good for supplemental life and disability insurance plans.

(5)	Mr. Palleiko’s employment terminated in January 2009.

(6)	Consists of:
•	$6,550 in hotel and living expense reimbursements for Mr. Palleiko;

•	$10,350 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

•	$1,575 in premiums paid on behalf of Mr. Palleiko for supplemental life and disability insurance plans.

(7)	Consists of:
•	$5,782 in hotel and living expense reimbursements for Dr. Sciascia;

•	$10,350 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

•	$1,575 in premiums paid on behalf of Dr. Sciascia for supplemental life and disability insurance plans.

(8)	Consists of:
•	$10,350 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

•	$1,155 in premiums paid on behalf of Dr. Hawi for supplemental life and disability insurance plans.

(9)	Consists of:
•	$10,350 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

•	$1,575 in premiums paid on behalf of Dr. Baichwal for supplemental life and disability insurance plans.
Employment Letter Arrangements and Other Agreements with our Named Executive Officers
     On January 30, 2009, we entered into a severance and settlement agreement and release with Benjamin Palleiko, our former Senior Vice President, Corporate Development and Chief Financial Officer. Pursuant to this agreement, Mr. Palleiko is entitled to receive severance pay equal to $11,576.92 per regular bi-weekly company pay period during the nine months following the effective date of the severance agreement, and payment of the company’s portion of health and dental insurance during such period. Additionally, the severance agreement provided for acceleration of vesting with respect to an aggregate of 16,250 shares of common stock under stock options issued to Mr. Palleiko on March 13, 2008 and June 11, 2008.
     We have entered into executive retention agreements with each of our named executive officers. A form of such agreement was filed as Exhibit 10.34 to our Form 10-K for the year ended December 31, 2008. A description of the executive retention agreements entered into with each named executive officer is included under “Potential Payments Upon Termination or Change in Control” below.
Grants of Plan-Based Awards During 2008
     The following table summarizes information regarding options granted to each of the named executive officers during the year ended December 31, 2008.
2008 Grants of Plan-Based Awards

					All Other
					Option
					Awards:		Grant
					Number of	Exercise or	Date
		Estimated Possible Payouts Under			Securities	Base Price	Fair
		Non-Equity Incentive Plan Awards			Underlying	of Option	Value of
	Grant	Threshold	Target	Maximum	Options	Awards	Option
Name	Date	($)	($)(1)	($)	(2)	($/Sh)(3)	Awards(4)
Jennifer L. Good	3/13/08	—	—	—	70,000	$2.62	$122,500
	6/11/08	—	—	—	30,000	3.05	56,100
			$154,800
Benjamin L. Palleiko	3/13/08	—	—	—	45,500	2.62	79,625
	6/11/08	—	—	—	19,500	3.05	36,465
			90,300
Thomas R. Sciascia, M.D.	3/13/08	—	—	—	45,500	2.62	79,625
	6/11/08	—	—	—	19,500	3.05	36,465
			93,000
Amale Hawi, Ph.D.	3/13/08	—	—	—	35,000	2.62	61,250
	6/11/08	—	—	—	15,000	3.05	28,050
			84,480
Anand R. Baichwal, Ph.D.	3/13/08	—	—	—	31,500	2.62	55,125
	6/11/08	—	—	—	13,500	3.05	25,245
			74,400

(1)	This reflects the targets set for 2008 under our annual cash incentive bonus program, as described in “Compensation Discussion and Analysis.”

(2)	Options granted in 2008 to the named executive officers become exercisable in four equal annual installments, commencing one year after the vesting commencement date, which is typically the grant date.

(3)	The exercise price of the stock option awards is equal to the closing price of our common stock on the grant date as reported by the NASDAQ Global Market.

(4)	Grant date fair value of option awards computed in accordance with SFAS No. 123R.
Outstanding Equity Awards at 2008 Fiscal Year-End
     The following table summarizes information regarding unexercised stock options held by the named executive officers as of December 31, 2008.
2008 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option
	Options		Options		Exercise	Option
	(#)		(#)		Price	Expiration
Name	Exercisable		Unexercisable		($)	Date
Jennifer L. Good	22,000		—		12.75	2/02/2010
	32,000		—		12.00	3/01/2011
	32,000		—		19.13	2/14/2012
	50,000		—		9.90	2/20/2013
	50,000		—		16.39	2/12/2014
	33,750	(1)	11,250	(1)	10.35	2/17/2015
	50,000		—		16.14	11/23/2015
	25,000	(2)	25,000	(2)	22.67	2/09/2016
	16,250	(3)	48,750	(3)	13.02	3/01/2017
	—		70,000	(4)	2.62	3/13/2018
	—		30,000	(5)	3.05	6/11/2018
Benjamin L. Palleiko	75,000	(6)	75,000	(6)	17.15	6/19/2016
	7,500	(7)	22,500	(7)	13.02	3/01/2017
	—		45,500	(8)	2.62	3/13/2018
	—		19,500	(9)	3.05	6/11/2018
Thomas R. Sciascia, M.D.	75,000		—		13.00	3/06/2011
	25,000		—		19.13	2/14/2012
	36,000		—		9.90	2/20/2013
	30,000		—		16.39	2/12/2014
	26,250	(1)	8,750	(1)	10.35	2/17/2015
	15,000	(2)	15,000	(2)	22.67	2/09/2016
	11,250	(3)	33,750	(3)	13.02	3/01/2017
	—		45,500	(4)	2.62	3/13/2018
	—		19,500	(5)	3.05	6/11/2018
Amale Hawi, Ph.D.	25,000		75,000	(10)	12.09	5/02/2017
	—		35,000	(4)	2.62	3/13/2018
	—		15,000	(5)	3.05	6/11/2018
Anand R. Baichwal, Ph.D.	15,000		—		12.75	2/02/2010
	20,000		—		12.00	3/01/2011
	20,000		—		19.13	2/14/2012
	20,000		—		9.90	2/20/2013
	15,000	(1)	5,000	(1)	10.35	2/17/2015
	15,000	(2)	15,000	(2)	22.67	2/09/2016
	7,500	(3)	22,500	(3)	13.02	3/01/2017
	—		31,500	(4)	2.62	3/13/2018
	—		13,500	(5)	3.05	6/11/2018

(1)	These options vest in four equal annual installments with the first installment vesting on February 16, 2006.

(2)	These options vest in four equal annual installments with the first installment vesting on February 9, 2007.

(3)	These options vest in four equal annual installments with the first installment vesting on March 1, 2008.

(4)	These options vest in four equal annual installments with the first installment vesting on March 13, 2009.

(5)	These options vest in four equal annual installments with the first installment vesting on June 11, 2009.

(6)	Options to purchase 75,000 shares of our common stock were cancelled on January 30, 2009 in connection with Benjamin L. Palleiko’s termination of employment. The remaining vested options to purchase 75,000 shares of our common stock expire on January 21, 2010.

(7)	Options to purchase 22,500 shares of our common stock were cancelled on January 30, 2009 in connection with Benjamin L. Palleiko’s termination of employment. The remaining vested options to purchase 7,500 shares of our common stock expire on January 21, 2010.

(8)	On January 30, 2009, in connection with the termination of Benjamin L. Palleiko’s employment, we agreed to accelerate the vesting of options to purchase 11,375 shares of our common stock which were scheduled to vest on March 13, 2009. These accelerated options expire on January 21, 2010. The remaining options to purchase 34,125 shares of our common stock were cancelled.

(9)	On January 30, 2009, in connection with the termination of Benjamin L. Palleiko’s employment, we agreed to accelerate the vesting of options to purchase 4,875 shares of our common stock which were scheduled to vest on June 11, 2009. These accelerated options expire on January 21, 2010. The remaining options to purchase 14,625 shares of our common stock were cancelled.

(10)	These options vest in four equal installments with the first installment vesting on May 2, 2008.
Option Exercises and Stock Vested During 2008
     None of the named executive officers exercised any vested options during 2008. We do not have a policy of granting our named executive officers restricted or non-restricted shares of our common stock. We did not grant to any named executive officers any awards of common stock in 2008.
Potential Payments Upon Termination or Change in Control
     On November 12, 2008, we entered into executive retention agreements with each of our executive officers. These retention agreements replaced prior retention agreements with each of our executive officers that had been scheduled to expire on December 31, 2008.
     The retention agreements entered into with each executive officer provide that, if, within 12 months following a change in control of our company, the executive’s employment is terminated by us other than for cause, death, or disability or by the executive for good reason, as such terms are defined in the retention agreements:

•	we will pay the executive an amount equal to either 200% (in the case of our chief executive officer) or 150% (in the case of our other executive officers) of the highest annual base salary during the period of the executive’s employment with us and the highest annual bonus during the period of the executive’s employment with us, including the target bonus of the executive for the calendar year during which the date of termination occurs, with such amount to be paid over a period of 24 months (in the case of our chief executive officer) and over a period of 18 months (in the case of our other executive officers), this period is referred to as a payment period;

•	we will, during the payment period, continue to provide benefits to the executive and his or her family at least equal to those that would have been provided had the executive’s employment not been terminated; provided that our obligation to provide these benefits will terminate when and if the executive subsequently receives the same type of benefits from a new employer; and

•	the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by us.
     The retention agreements terminate if a change in control of the company does not occur prior to December 31, 2011.
     The following table shows payments and benefits potentially payable to each of our named executive officers if he or she were to be terminated other than for cause, death or disability, or resigns for good reason following a change in control of our company. The amounts shown assume that such termination was effective as of December 31, 2008, and thus include amounts earned through such time, and are estimates of the amounts that would be paid out to the executive upon his or her termination.

				Acceleration of
			Continuing	Stock
Name	Base Salary	Bonus	Benefits	Options(1)
Jennifer L. Good	$774,000	$309,600	$67,195	$—
Benjamin L. Palleiko(2)	451,500	135,450	31,664	—
Thomas R. Sciascia, M.D.	465,000	139,500	31,664	—
Amale Hawi, Ph.D.	422,400	126,720	11,794	—
Anand R. Baichwal, Ph.D.	372,000	111,600	31,664	—

(1)	This amount would be determined by multiplying the number of option shares that would accelerate, assuming a December 31, 2008 employment termination, by the excess of $1.57 over the exercise price of the option. $1.57 is the closing price of our common stock on the NASDAQ Global Market on December 31, 2008, the last day of trading in fiscal year 2008. As of December 31, 2008, all exercisable stock options had an exercise price above $1.57.

(2)	Mr. Palleiko’s employment terminated in January 2009.
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

     We pay these annual retainers in quarterly installments on the first business day of each calendar quarter. Directors may elect to receive these fees in cash, shares of our common stock or a combination of both. For those directors that have elected to receive shares of stock in lieu of cash fees, we determine the number of shares of common stock to be issued in lieu of cash fees by dividing the fees to be paid in stock by the closing price of our common stock on the date the fees are otherwise payable. In 2008, we granted an aggregate of 41,274 shares of common stock related to annual retainer fees and meeting fees, as described below, to our non-employee directors at a weighted average of $2.53 per share.
Meeting Fees
     We also pay our non-employee directors, in cash or shares of our common stock pursuant to a director’s election, fees of $1,500 for each board meeting attended in person and fees of between $500 and $1,000 for each board meeting attended telephonically. For those directors that have elected to receive shares of stock in lieu of cash fees, we determine the number of shares of common stock to be issued in lieu of cash fees by dividing the fees to be paid in stock by the closing price of our common stock on the date the fees are otherwise due.
Equity Compensation
     On the first business day of each calendar year, we issue each non-employee director either options to purchase 12,000 shares of our common stock or a grant of 6,000 shares of restricted common stock, as elected by each director. The exercise price of the options equals the closing price of our common stock on the grant date. Options granted pursuant to this program vest on the first anniversary of the date of grant. Shares of restricted common stock granted pursuant to this program are granted without requiring payment of additional consideration by the recipient and vest on the first anniversary of the grant date. The vesting of options and of the restricted common stock granted to our non-employee directors is subject to acceleration in full upon a change in control of our company.
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
     The following table summarizes the amounts paid (and stock awards made) to our non-employee directors during 2008.
2008 Director Compensation

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name(1)	($)(2)	($)(3)	($)(3)	($)
Christophe Bianchi, M.D.	$30,500	$132,977	$—	$163,477
Peter F. Drake, Ph.D.	34,502	55,082	—	89,584
Paul E. Freiman	55,504	86,328	—	141,832
Robert J. Hennessey	33,998	86,328	—	120,326
David P. Meeker, M.D.	45,000	121,618	—	166,618
W. James O’Shea	34,248	135,829	—	170,077
John N. Staniforth, Ph.D.	30,500	86,328	—	116,828
Anne M. VanLent	45,500	86,328	579	132,407

(1)	Jennifer L. Good, one of our directors, is also our President and Chief Executive Officer and a named executive officer. Ms. Good does not receive any additional compensation as a director. See “Summary Compensation Table” above for disclosure relating to her compensation.

(2)	Includes fees that were paid in shares of common stock in lieu of cash at the directors’ elections:
•	Dr. Drake received 13,965 shares of common stock in lieu of $34,502 of cash fees;

•	Mr. Freiman received 4,837 shares of common stock in lieu of $10,505 of cash fees;

•	Mr. Hennessey received 1,386 shares of common stock in lieu of $7,498 of cash fees;

•	Mr. O’Shea received 13,513 shares of common stock in lieu of $31,998 of cash fees; and

•	Dr. Staniforth received 7,573 shares of common stock in lieu of $20,000 of cash fees.

(3)	Represents the amount of compensation cost that we recognized for financial statement reporting purposes for fiscal year 2008 with respect to restricted stock and option awards granted in fiscal year 2008 and previous fiscal years, as computed in accordance with SFAS No. 123R. The amounts disregard the estimate of forfeitures related to service-based vesting conditions. See Note 11 to the financial statements in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009 regarding assumptions we made in determining the SFAS No. 123R fair values of equity awards. The following table shows the grant date fair values of stock grants awarded to our non-employee directors during 2008 as determined in accordance with SFAS No. 123R, the aggregate number of unvested stock awards held by each of our non-employee directors as of December 31, 2008, and the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2008. There were no option awards made to our non-employee directors during 2008.

		Aggregate
		Number of
	Grant Date Fair	Unvested Stock	Aggregate Number
	Value of 2008 Stock	Awards as of	of Option Awards
Name	Awards	12/31/08	as of 12/31/08
Christophe Bianchi, M.D.	$32,460	21,000	—
Peter F. Drake, Ph.D.	32,460	11,000	—
Paul E. Freiman	32,460	15,000	69,380
Robert J. Hennessey	32,460	15,000	63,567
David P. Meeker, M.D.	32,460	21,000	—
W. James O’Shea	32,460	21,000	—
John N. Staniforth, Ph.D.	32,460	15,000	90,512
Anne M. VanLent	32,460	15,000	83,288
Compensation Committee Interlocks and Insider Participation
     The current members of the compensation committee are Mr. Freiman, Dr. Drake, Mr. O’Shea and Dr. Bianchi. In June 2008, Mr. O’Shea was elected to serve as the chair of the compensation committee and Mr. Bianchi was elected to replace Mr. Hennessy. No member of the compensation committee was at any time during 2008, or formerly, an officer or employee of ours or any subsidiary of ours, nor has any member of the compensation committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.
     None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.
Compensation Committee Report
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management, as set forth below under “Information About Executive and Director Compensation”. Based on this review and discussion, the compensation committee recommended to the company’s board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.
By the Compensation Committee of
the Board of Directors of
Penwest Pharmaceuticals Co.
W. James O’Shea, Chair
Christophe Bianchi
Peter F. Drake
Paul E. Freiman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table presents information we know regarding the beneficial ownership of our common stock as of March 12, 2009 for each person, entity or group of affiliated persons whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and named executive officers and a former named executive officer, individually, and our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options and/or warrants to purchase shares of common stock that are exercisable within 60 days of March 12, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 31,719,442 shares of common stock outstanding as of March 12, 2009.
     Unless otherwise indicated in the footnotes, the address of each director and named executive officer set forth below is: c/o Penwest Pharmaceuticals Co., 39 Old Ridgebury Road, Suite 11, Danbury, Connecticut 06810.

	Amount and Nature of Beneficial
	Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage
Tang Capital Management, LLC and Related Persons	6,695,598	(1)	21.1%
4401 Eastgate Mall San Diego, CA 92121
Perceptive Advisors and Related Persons	6,476,446	(2)	20.4%
499 Park Avenue, 25th Floor New York, NY 10022
Deerfield Partners and Related Persons	2,946,475	(3)	9.3%
780 Third Avenue, 37th Floor New York, NY 10017
D.E. Shaw & Co., L.P.	2,626,501	(4)	8.3%
120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036
Franklin Resources, Inc.	2,049,435	(5)	6.5%
One Franklin Parkway San Mateo, CA 94403
Directors and Director Nominees:
Christophe Bianchi, M.D.	26,000		*
Peter F. Drake, Ph.D.	67,439		*
Paul E. Freiman	93,760	(6)	*
Jennifer L. Good	377,454	(7)	1.2%
Robert J. Hennessey	124,369	(8)	*
David P. Meeker, M.D.	26,000		*
W. James O’Shea	40,483		*
John N. Staniforth, Ph.D.	153,683	(9)	*
Anne M. VanLent	119,288	(10)	*
Joseph Edelman	6,476,446	(2)	20.4%
Other Named Executive Officers:
Anand R. Baichwal, Ph.D.	163,305	(11)	*
Amale Hawi, Ph.D.	58,750	(12)	*
Benjamin L. Palleiko	101,250	(13)	*
Thomas R. Sciascia, M.D.	262,279	(14)	*
All executive officers and directors as a group (13 persons)	1,614,060		4.9%

*	Represents beneficial ownership of less than 1%.

(1)	The foregoing information is based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on March 30, 2009. Tang Capital Partners, LP reports having shared voting and dispositive power for 6,396,598 shares; Tang Capital Management, LLC reports having shared voting and dispositive power for 6,396,598 shares; and Kevin C. Tang reports having sole voting and dispositive power with respect to 77,500 shares, shared voting power for 6,544,098 shares and shared dispositive power for 6,618,098 shares.

(2)	The foregoing information is based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on March 30, 2009. Perceptive Advisors LLC and Mr. Joseph Edelman report having shared voting power and shared dispositive power for 6,476,446 shares. In addition, Perceptive Advisors LLC owns a warrant to purchase 925,000 shares of the company’s common stock; however, the warrant is not currently exercisable because of exercise restrictions set forth therein and such shares of common stock are not included in the beneficial ownership amount set forth in the table above.

(3)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2009. Deerfield Capital, L.P. reports having shared voting power and shared dispositive power for 1,037,928 shares. Deerfield Partners, L.P. reports having shared voting power and shared dispositive power for 286,212 shares. Deerfield Special Situations Fund, L.P. reports having shared voting power and shared dispositive power for 751,716 shares, including warrants to purchase 230,332 shares of Common Stock. Deerfield Management Company, L.P. reports having shared voting power and shared dispositive power for 1,908,547 shares. Deerfield International Fund Limited reports having shared voting power and shared dispositive power for 495,788 shares. Deerfield Special Situations International Limited reports having shared voting power and shared dispositive power for 1,412,759 shares, including warrants to purchase 418,493 shares of Common Stock. James E. Flynn reports having shared voting power and shared dispositive power for 2,946,475 shares.

(4)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2009. David E. Shaw is the President and sole shareholder of D.E. Shaw & Co., Inc., which is the general partner of D.E. Shaw & Co., LP., which in turn is the managing member and investment advisor of D.E. Shaw Valence Portfolios, L.L.C. David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 2,626,501 shares as described above and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of such 2,626,501 shares. D.E. Shaw Valence Portfolios, L.L.C. and D.E. Shaw & Co., L.P. report having shared voting power and shared dispositive power for 2,626,501 shares.

(5)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2009. Franklin Advisers, Inc. (“FAI”) reports having sole voting power and sole dispositive power for 1,201,000 shares, and Franklin Templeton Portfolio Advisors, Inc. (“FTPAI”) reports having sole voting power and sole dispositive power for 848,435 shares. The securities reported are beneficially owned by one or more open or closed-ended investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc. (“FRI”). Investment management contracts grant to such subsidiaries, including FAI and FTPAI, all investment and/or voting power over the securities owned by such investment management clients, unless otherwise reported. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI, Charles B. Johnson, Rupert H. Johnson, Jr. and each of its investment management subsidiaries, including FAI and FTPAI, disclaim any pecuniary interests in any of the shares.

(6)	Includes 61,039 shares subject to outstanding stock options held by Mr. Freiman that are exercisable within 60 days following March 12, 2009.

(7)	Includes 368,500 shares subject to outstanding stock options held by Ms. Good that are exercisable within 60 days following March 12, 2009.

(8)	Includes 63,567 shares subject to outstanding stock options held by Mr. Hennessey that are exercisable within 60 days following March 12, 2009.

(9)	Includes 81,635 shares subject to outstanding stock options held by Dr. Staniforth that are exercisable within 60 days following March 12, 2009.

(10)	Includes 74,876 shares subject to outstanding stock options held by Ms. VanLent that are exercisable within 60 days following March 12, 2009.

(11)	Includes 140,375 shares subject to outstanding stock options held by Dr. Baichwal that are exercisable within 60 days following March 12, 2009.

(12)	Includes 58,750 shares subject to outstanding stock options held by Dr. Hawi that are exercisable within 60 days following March 12, 2009.

(13)	Includes 98,750 shares subject to outstanding stock options held by Mr. Palleiko that are exercisable within 60 days following March 12, 2009.

(14)	Includes 257,375 shares subject to outstanding stock options held by Dr. Sciascia that are exercisable within 60 days following March 12, 2009.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides information, as of December 31, 2008, about our common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans, which consist of our 2005 Stock Incentive Plan, our 1997 Equity Incentive Plan, our 1998 Spin-Off Plan and our 1997 Employee Stock Purchase Plan.
Equity Compensation Plan Information

	Number of		Number of Shares
	Shares to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options,	Outstanding	(Excluding Shares
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column A)
Plan Category	(Column A)	(Column B)	(Column C)
Equity compensation plans that have been approved by shareholders	2,514,252	$12.28	2,421,700
Equity compensation plans that have not been approved by our shareholders	—	$—	—

Total	2,514,252	$12.28	2,421,700
     As of March 12, 2009, there were 2,787,804 shares subject to issuance upon the exercise of outstanding stock options or awards under our equity compensation plans, at a weighted average exercise price of $10.44, and with a weighted average remaining life of 6.74 years. In addition, as of March 12, 2009, there were 87,000 unvested shares of restricted stock outstanding under our equity compensation plans. As of March 12, 2009, there were 2,054,878 shares available for future issuance under our 2005 Stock Incentive Plan, no shares available for future issuance under our 1997 Equity Incentive Plan and our 1998 Spin-Off Plan, and 44,955 shares available for future issuance under our 1997 Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions with Related Persons
Related Person Transactions
     On March 11, 2008, we completed the private placement of 8,140,600 shares of our common stock and common stock warrants to purchase 4,070,301 shares of our common stock for an aggregate purchase price of approximately $25.1 million. In connection with this financing, Perceptive Life Sciences Master Fund, Ltd. (a 10% shareholder of ours and a fund of which Mr. Edelman is chief executive officer) purchased 1,850,000 shares of our common stock and a warrant exercisable for 925,000 shares of our common stock, for an aggregate purchase price of approximately $5.7 million.

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
     The policy calls for proposed related person transactions to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
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
     Our board of directors has determined that none of Drs. Bianchi, Drake and Meeker, Messrs. Freiman, O’Shea and Hennessey and Ms. VanLent has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under section 5605(a)(2) of the Nasdaq Rules. Only independent directors serve on our standing board committees.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth the fees billed to us for the fiscal years ended December 31, 2008 and December 31, 2007 by
Ernst & Young LLP:

Fee Category	2008	2007
Audit Fees(1)	$492,000	$465,000
Audit-Related Fees(2)	42,000	42,000
Tax Fees(3)	70,000	153,500
All Other Fees(4)	3,000	2,525

Total Fees	$607,000	$663,025

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements, including our registration statements filed on Form S-3 and Form S-8.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements, and which are not reported under “Audit Fees.” In 2008 and 2007, these fees included fees for audits of our retirement plan.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax fees in 2008 and 2007 included tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax fees in 2008 also included tax consulting services in connection with our review of the ownership change provisions of Section 382 of the Internal Revenue Code. Tax fees in 2007 also included tax consulting fees in connection with our adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting For Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

(4)	In 2008 and 2007, all other fees related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.
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

Penwest Pharmaceuticals Co.
/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

Date: April 28, 2009

Exhibit Index

Filed with
Exhibit			this Form	Form or	Filing Date	SEC File
Number		Description	10-K/A	Schedule	with SEC	Number
3.1		Amended and Restated Articles of Incorporation of the Registrant		10-Q	8/3/2004	000-23467

3.2		Amended and Restated Bylaws of the Registrant		S-1	10/21/1997	333-38389

3.3		Amendment to Amended and Restated Bylaws of the Registrant		8-K	11/13/2007	000-23467

3.4		Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Registrant filed on July 17, 1998		10/A	7/17/1998	000-23467

4.1		Specimen certificate representing the Common Stock		S-1/A	12/17/1997	333-38389

10.1	†	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.2	†	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.3	†	Letter Agreement dated February 25, 2000 by and between the Registrant Mylan Pharmaceuticals Inc.		10-Q	8/14/2000	000-23467

10.4	†	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Registrant		10-Q	8/14/2002	000-23467

10.5	†	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and the Registrant		8-K	2/15/2007	000-23467

10.6	††	1997 Equity Incentive Plan		S-1	10/21/1997	333-38389

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number
10.7††	1997 Employee Stock Purchase Plan		S-1	10/21/1997	333-38389

10.8††	1998 Spinoff Option Plan		10/A	7/7/1998	000-23467

10.9††	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended		S-1/A	11/10/1997	333-38389

10.10	Termination Agreement dated as of February 1, 2007 by and between Anand Baichwal and the Registrant		8-K	2/5/2007	000-23467

10.11††	Royalty Agreement dated September 25, 1992 between the Registrant and John N. Staniforth		10-Q	5/15/2002	000-23467

10.12	Termination Agreement dated as of February 1, 2007 by and between John Staniforth and the Registrant		8-K	2/5/2007	000-23467

10.13††	Confidentiality, Consulting and Noncompetition Agreement dated September 25, 1992 between the Registrant and John N. Staniforth		10-Q	5/15/2002	000-23467

10.14	Lease Agreement dated as of February 3, 2003 by and between Union Carbide Corporation and the Registrant		10-Q	5/15/2003	000-23467

10.15	Lease Amendment and Attornment Agreement, dated March 15, 2004, by and between Union Carbide Corporation and the Registrant		10-Q	8/3/2004	000-23467

10.16	Second Amendment to Lease dated as of June 6, 2006 by and among Danbury Buildings, Inc., Union Carbide Corporation and the Registrant		10-Q	8/8/2007	000-23467

10.17	Third Amendment to Lease dated as of April 13, 2007 by and among Danbury Building Co., L.P. and the Registrant		10-Q	8/8/2007	000-23467

10.18††	Form of Option Agreement for 1997 Incentive Plan		10-K	3/16/05	000-23467

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number
10.19††	Severance and Settlement Agreement and Release dated February 14, 2005 by and between the Registrant and Tod R. Hamachek		10-Q	5/9/2005	000-23467

10.20††	2005 Stock Incentive Plan, as amended		10-Q	8/8/2008	000-23467

10.21††	Amendment No. 1 to 2005 Stock Incentive Plan		10-Q	11/9/06	000-23467

10.22††	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.23††	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.24††	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.25††	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.26††	Summary of Executive Officer Bonus Program		10-K	3/16/2009	000-23467

10.27††	Summary of the Director Compensation Program		10-K	3/16/2009	000-23467

10.28†	Manufacture and Supply Agreement dated November 6, 2006 between the Registrant and Draxis Specialty Pharmaceuticals Inc.		10-K	3/16/2007	000-23467

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number
10.29	Credit and Security Agreement dated as of March 13, 2007 by and among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.		10-Q	5/10/2007	000-23467

10.30†††	Collaboration and License Agreement dated as of July 16, 2007 by and between Edison Pharmaceuticals, Inc. and the Registrant		10-Q	11/8/2007	000-23467

10.31	Securities Purchase Agreement dated March 5, 2008, among the Registrant and the purchasers party thereto		8-K	3/6/2008	000-23467

10.32	Form of Warrant issued by the Registrant to each of the purchasers under the Securities Purchase Agreement dated March 5, 2008		8-K	3/6/2008	000-23467

10.33	Second Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.		10-Q	11/10/2008	000-23467

10.34††	Form of Executive Retention Agreements entered into by the Registrant and each of its Executive Officers		10-K	3/16/2009	000-23467

23	Consent of Ernst & Young LLP		10-K	3/16/2009	000-23467

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002		10-K	3/16/2009	000-23467

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

†††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.