Form 10-Q
period 2009-03-31
PENWEST PHARMACEUTICALS CO
filed 2009-05-11
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2009.

Class	Outstanding
Common Stock, par value $.001	31,735,442

PENWEST PHARMACEUTICALS CO.

     TIMERx®, Geminex® and SyncroDose® are our registered trademarks. GastroDose™ is also our trademark. Other tradenames and trademarks appearing in this quarterly report, including Endo Pharmaceuticals Inc.’s Opana® trademark, are the property of their respective owners.
Forward-looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “could,” “should,” “targets,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth below under “Part II — Item 1A, Risk Factors.” In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur, and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. We do not assume any obligation to update any forward-looking statements and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 2)
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,465	$16,692
Marketable securities	500	—
Trade accounts receivable	4,980	4,894
Inventories — finished goods	265	440
Prepaid expenses and other current assets	1,310	1,365

Total current assets	21,520	23,391
Fixed assets, net	2,019	2,177
Patents, net	1,499	1,819
Deferred charges	2,137	2,244
Other assets, net	2,208	2,223

Total assets	$29,383	$31,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$745
Accrued expenses	1,734	1,695
Accrued development costs	168	385
Loan payable — current portion	5,483	5,483
Deferred compensation — current portion	294	291

Total current liabilities	9,067	8,599
Loan payable	2,741	4,112
Accrued financing fees	360	360
Deferred revenue	267	473
Deferred compensation	2,388	2,384

Total liabilities	14,823	15,928
Shareholders’ equity
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,719,442 shares at March 31, 2009 and 31,697,250 shares at December 31, 2008	32	32
Additional paid in capital	248,858	249,262
Accumulated deficit	(234,589)	(233,627)
Accumulated other comprehensive income	259	259

Total shareholders’ equity	14,560	15,926

Total liabilities and shareholders’ equity	$29,383	$31,854

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share data)

Revenues:
Royalties	$4,722	$422
Product sales	180	228
Collaborative licensing and development revenue	368	89

Total revenues	5,270	739

Operating expenses:
Cost of revenues	654	169
Selling, general and administrative	2,321	4,324
Research and product development	3,006	6,385

Total operating expenses	5,981	10,878

Loss from operations	(711)	(10,139)

Investment income	7	200
Interest expense	(258)	(358)

Loss before income tax expense	(962)	(10,297)

Income tax expense	—	—

Net loss	$(962)	$(10,297)

Basic and diluted net loss per common share	$(0.03)	$(0.41)

Weighted average shares of common stock outstanding — basic and diluted	31,719	25,113

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Three months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(962)	$(10,297)
Adjustments to reconcile net loss to net cash used in operating activities	651	1,809

Net cash used in operating activities	(311)	(8,488)

Investing activities:
Acquisitions of fixed assets	(12)	(22)
Patent costs	(34)	(96)
Purchases of marketable securities	(499)	(2,531)
Proceeds from maturities of marketable securities	—	4,650
Loan disbursed to collaborator	—	(1,000)

Net cash (used in) provided by investing activities	(545)	1,001

Financing activities:
Repayment of debt	(1,371)	(601)
Issuance of common stock, net	—	25,093

Net cash (used in) provided by financing activities	(1,371)	24,492

Net (decrease) increase in cash and cash equivalents	(2,227)	17,005
Cash and cash equivalents at beginning of period	16,692	15,680

Cash and cash equivalents at end of period	$14,465	$32,685

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. The Company is currently developing A0001, a coenzyme Q analog drug candidate that it licensed from Edison Pharmaceuticals Inc. (“Edison”) for inherited mitochondrial respiratory chain diseases. The Company is also applying its drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations (“drug delivery technology collaborations”).
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration (“FDA”) in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In the three months ended March 31, 2009, the Company recognized $4.4 million in royalties from Endo related to sales of Opana ER.
     The Company is currently developing A0001, a drug candidate that will be initially targeted for the treatment of inherited mitochondrial respiratory chain diseases, under a collaboration and license agreement with Edison that the Company entered into in July 2007 (the “Edison Agreement”). The Company is currently conducting a Phase Ib multiple ascending dose safety study in healthy volunteers. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. The goal of this trial will be to determine if A0001 has biological activity. Under the Edison Agreement, the Company has agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s.
     The Company is a party to a number of collaborations involving the use of its extended release drug delivery technologies as well as its formulation development expertise. Under these collaborations, the Company is responsible for completing the formulation work on a product specified by our collaborator. If the Company is successful, the formulation is transferred to its collaborator, who is responsible for the completion of the clinical development, and ultimately the commercialization of the product. Under the terms of these agreements, the Company generally receives up-front fees, reimbursement of research and development costs incurred up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements also provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. The Company is seeking to enter into additional drug delivery technology collaborations.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature except for a charge recorded in the three month period ended March 31, 2009 in the amount of $550,000 for severance costs associated with staff reductions implemented in January 2009, a non-cash credit recorded in the three month period ended March 31, 2009 in the amount of $885,000 associated with the forfeiture of stock options held by these former employees (see Note 9) and a charge recorded in the three month period ended March 31, 2008 in the amount of $1.0 million to establish a reserve against a loan receivable from Edison (see Note 13). Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.
     During the three month period ended March 31, 2009, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
3. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board’s (“ FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and the arrangement’s terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company’s adoption of the provisions of EITF No. 07-1 as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In April 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). In determining the useful life of intangible assets, SFAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of the provisions of SFAS 142-3 as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In June 2008, the EITF reached a consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF No. 01-6”). The consensus in EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FSP No. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The consensus in EITF No. 07-5 as of January 1, 2009, supersedes EITF No. 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of EITF No. 07-5 as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF No. 03-6-1”). EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in EITF No. 03-6-1. The Company determined that its unvested restricted stock is a participating security under EITF No. 03-6-1. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company’s adoption of EITF No. 03-6-1 as of January 1,

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
2009 had no impact on the earnings per share calculations for the three month periods ended March 31, 2009 and March 31, 2008.
     In October 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB No. 157” (“SFAS No. 157-2”). SFAS No. 157-2 delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s adoption of this pronouncement as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the effect, if any, the adoption of this FSP will have on its results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the effect, if any, the adoption of this FSP will have on its results of operations, financial position or cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
4. Fair Value Measurement
     In January 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(Unaudited) (In thousands)

Cash and cash equivalents	$14,465	$—	$—	$14,465
Corporate debt securities	—	500	—	500

Total	$14,465	$500	$—	$14,965

5. Other Assets
     Other assets are comprised of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited) (In thousands)

Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 11):
Cash surrender value of life insurance policies	$1,946	$1,924
Money market account	262	299

	2,208	2,223

Loan receivable from collaborator (see Note 13)	1,000	1,000

	3,208	3,223
Allowance for loan receivable from collaborator	(1,000)	(1,000)

Other assets, net	$2,208	$2223

6. Loan Payable
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
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: its intellectual property, which is subject to a negative pledge; royalty payments from Mylan Pharmaceuticals Inc. (“Mylan”) on their sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and the assets of the Company’s trust described in Note 11. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. The outstanding term loan has a term of 42 months from the date of advance of March 13, 2007, with interest-only payments for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance for the remainder of the term, through its maturity date in September 2010.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     As of March 31, 2009, principal payments due on the outstanding principal of $8.2 million under the Credit Facility are as follows:

(Unaudited)
(In thousands)
Less than one year	$5,483
One to two years	2,741

$8,224

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheets as of March 31, 2009 and December 31, 2008. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.
7. Shareholders’ Equity
On September 26, 2008, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. The shelf registration statement is a replacement of the registration statement filed in July 2005 that was to expire in December 2008. As of May 5, 2009, no securities have been issued under the registration statement.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Share-Based Compensation
     The Company recognized share-based compensation in its statements of operations as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited) (In thousands)
Selling, general and administrative	$(568)	$681
Research and product development	164	234

Total	$(404)	$915

     The decrease in total share-based compensation expense in the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008, is primarily attributable to credits of approximately $885,000 recorded in the 2009 three month period under SFAS No. 123R associated with the forfeiture of employee stock options as a result of the January 2009 staff reductions (see Note 9). The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 three month period, primarily as a result of decreases in the market price of the Company’s common stock.
Rights Plan
     On March 11, 2009, the Company adopted a rights plan pursuant to which it issued a dividend of one preferred share purchase right for each share of common stock held by Company stockholders of record on March 23, 2009. Each right entitles Company shareholders to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $12.50, subject to adjustment under certain circumstances.
     The rights issued under the rights plan automatically trade with the underlying Company common stock, and are initially not exercisable. If a person acquires or commences a tender offer for 15% or more of the Company’s common stock (or (A) in the case of Perceptive Life Sciences Master Fund Ltd. and its affiliates and associated persons (“Perceptive”), the greater of (x) 21% or (y) that percentage which Perceptive beneficially owned of the common stock outstanding as of the close of business on March 11, 2009 (the “Perceptive Percentage”), or (B) in the case of Tang Capital Management, LLC and its affiliates and associated persons (“Tang”), the greater of (x) 22% or (y) that percentage which Tang beneficially owned of the common stock outstanding as of the close of business on March 11, 2009 (the “Tang Percentage”) in a transaction that was not approved by the Company’s Board of Directors, each right, other than those owned by the acquiring person, will entitle the holder to purchase $25.00 worth of common stock for a $12.50 exercise price. If the Company is involved in a merger or other transaction with another company that is not approved by its Board of Directors, in which the Company is not the surviving corporation or which transfers more than 50% of its assets to another company, then each right, other than those owned by the acquiring person, will instead entitle the holder to purchase $25.00 worth of the acquiring company’s common stock for a $12.50 exercise price. If at any time Perceptive or Tang cease to beneficially own at least 15% of the Company’s common stock outstanding, the Perceptive Percentage or the Tang Percentage, as the case may be, will no longer be applicable and such shareholder will be subject to the same 15% thresholds as other shareholders.
     The Company’s Board of Directors may redeem the rights for $0.001 per right at any time until ten business days after a person acquires 15% (or in the case of Perceptive or Tang, the Perceptive Percentage or the Tang Percentage, as applicable) of the Company’s common stock, or on the date on which any executive officer of the Company has actual knowledge of such acquisition, whichever is later. The rights will expire upon the close of business on the earlier of (1) March 11, 2019 or (2) July 1, 2010, if the Company’s shareholders do not approve the rights plan by that date.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Cost of Revenues

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cost of royalties	$113	$21
Cost of product sales	181	77
Cost of collaborative licensing and development revenue	360	71

Total cost of revenues	$654	$169

     Cost of royalties consists of the amortization of deferred royalty termination costs and the amortization of certain patent costs associated with the Company’s TIMERx technology. Cost of product sales consists of the costs related to sales of formulated TIMERx material to the Company’s collaborators. Cost of collaborative licensing and development revenues consists of the Company’s expenses under its research and development collaboration agreements involving the development of product candidates using the Company’s TIMERx technology, and includes internal costs and outside contract services.
9. Staff Reductions
     In January 2009, the Company implemented staff reductions of approximately 18% of its workforce as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance arrangements include severance pay and continuation of certain benefits including medical insurance over the respective severance periods. In connection with these staff reductions, the Company recorded a severance charge in its statement of operations for the three month period ended March 31, 2009 in the amount of $550,000, of which $355,000 was unpaid as of March 31, 2009 but will be paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense and research and development expense, respectively. In addition, as a result of these terminations, for the three month period ended March 31, 2009, the Company recorded a non-cash credit of approximately $885,000 under SFAS No. 123R associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and research and development expense, respectively.
10. Income Taxes
     The Company’s effective tax rates for the three month periods ended March 31, 2009 and 2008 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
11. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (the “SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $1,967,000 and $1,975,000 as of March 31, 2009 and December 31, 2008, respectively, including the current portion of approximately $147,000 at March 31, 2009, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited) (In thousands)
Interest cost	$30	$29
Amortization of prior service cost	—	1

Net periodic benefit cost	$30	$30

     In addition, the Company has a Deferred Compensation Plan (the “DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $15,000 and $16,000 for the three month periods ended March 31, 2009 and 2008, respectively. The liability for the DCP was approximately $715,000 and $700,000 as of March 31, 2009 and December 31, 2008, respectively, including the current portion of approximately $147,000 at March 31, 2009, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $1,946,000 as of March 31, 2009 and $1,924,000 as of December 31, 2008. Trust assets, including $262,000 and $299,000 held in a money market account at March 31, 2009 and December 31, 2008, respectively, are included in other assets in the Company’s condensed balance sheets.
12. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Adjustment for funded status of post retirement plan	$259	$259

     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Net loss	$(962)	$(10,297)
Changes in unrealized net gains and losses on marketable securities	—	5
Adjustment for funded status of post retirement plan	—	1

Comprehensive loss	$(962)	$(10,291)

13. Collaborative and Licensing Agreements
     The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy or to perform research and development for collaborators utilizing the Company’s drug delivery technology and formulation expertise.
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and was further amended in January 2007, July 2008 and March 2009, as described below.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Under the terms of the agreement:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, this Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER in the amount of $4.4 million for the three month period ended March 31, 2009.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million is fully recouped. As of March 31, 2009, $9.4 million of the $28 million has been recouped by Endo.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds. The Company has not received any additional payments under this provision through March 31, 2009.
     The Company and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008. Under the terms of this amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent enforcement litigation costs related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the amendment, in July 2008, Endo reimbursed the Company for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. The Company credited such reimbursement to selling, general and administrative expense. Such costs incurred by the Company subsequent to June 30, 2008 were not significant and have been reimbursed to the Company by Endo.
     In March 2009, the Company and Endo entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009. Under the terms of this amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent applications and patent maintenance related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the amendment, Endo reimbursed the Company for such costs and expenses incurred prior to December 31, 2008, which had been capitalized as patent assets, in the amount of $206,000. Such payment was received by the Company in April 2009. The Company credited such reimbursement to its patent assets in the three month period ended March 31, 2009. Such costs incurred by the Company subsequent to December 31, 2008 were not significant and are expected to be reimbursed to the Company by Endo.
     On May 7, 2009, the Company received notice from Draxis Specialty Pharmaceuticals Inc. (“Draxis”), its contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, it will not renew its manufacturing agreement with

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
the Company upon the expiration of the current term in November 2009. As a result, the Company intends to increase its current inventory levels of TIMERx material and will work with Endo on various alternatives, including the qualification of another manufacturer.
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and the additional compound of Edison’s, which the Company may exercise its option to select, for all indications, subject to the terms and conditions in the Edison Agreement. The Company is currently developing A0001, a drug candidate that it is initially targeting for the treatment of inherited mitochondrial respiratory chain diseases. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.
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
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $22,000 for the three month period ended March 31, 2009 and $12,000 for the three month period ended March 31, 2008.
     The Company also agreed to pay Edison a total of $5.5 million over the initial 18 months of the research period to fund Edison’s discovery and research activities during the period. The funding is in the form of payments made in advance each quarter. As of March 31, 2009, the Company had paid approximately $5.4 million of such amount. For the three month periods ended March 31, 2009 and 2008, the Company recorded approximately $998,000 and $2.2 million, respectively, in research and development expense associated with the Edison collaboration, which included expenses relating to the development of A0001 and contract research payments to Edison. The Company had the option to extend the term of the research period for up to three consecutive six month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon. The Company did not exercise this option upon the expiration of the initial 18 month research period. During the initial 18 months of the research period in which the Company’s funding exceeds a specified amount, Edison agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company, or under specified circumstances. Until 60 days after the later of the presentation of a development candidate by Edison, or the expiration of the research period, and in other specified circumstances, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases. Edison has not yet presented the Company with the additional compound and has the option to continue their work at their own expense. Until Edison presents the Company with the additional compound, they are not able to present compounds to any parties, or develop or commercialize any compounds by itself or on behalf of a third party. If they are unable to present the additional compound, then the Edison Agreement calls for credits which will be applied against payments on A0001.

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
     On May 4, 2009, the Company and Edison signed an amendment to the Edison Agreement under which Edison agreed that the Company can apply the loan amount of $1.0 million plus accrued interest, and an additional $550,000 against 50% of any future milestone and royalty payments which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the amendment provides that the Company has no further contractual payment obligations in connection with the research period.
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
     Royalties from Mylan were approximately $350,000 and $422,000 for the three month periods ended March 31, 2009 and 2008, respectively.
Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of generic or third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies and formulation expertise. In connection with these agreements, the Company generally receives nonrefundable up-front payments which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of March 31, 2009, the Company is a party to three such drug delivery technology collaborations.
14. Contingencies
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of the filing by IMPAX of an Abbreviated New Drug Application (“ANDA”) containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
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
     In January 2009, the cases against IMPAX were reassigned to the U.S. District Court of New Jersey (“U.S. Dist. NJ”).
Actavis ANDA Litigation
     On or around February 14, 2008, the Company received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. U.S. Patent No. 5,128,143 expired in 2008 and the other patents expire in 2013, 2013 and 2023, respectively. On March 28, 2008, Endo and the Company filed a lawsuit against Actavis in the U.S. District Court of New Jersey, or U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, the Company and Endo each received a notice from Actavis advising the Company and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, the Company and Endo each

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30mg strength. Each ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, the Company and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. The Company and Endo believe they are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.
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
Sandoz ANDA Litigation
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
     On or around November 17, 2008, the Company received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, the Company and Endo, filed suit against Sandoz in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana ® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. The Company cannot predict the outcome of this litigation. The Company and Endo intend to pursue all available legal and regulatory avenues in defense of Opana ® ER, including enforcement of the Company’s intellectual property rights and approved labeling.
     In January 2009, the case against Sandoz was reassigned to the U.S. Dist. NJ.
Barr ANDA Litigation
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Tang/Edelman Shareholder Claim
     Tang Capital and Perceptive Life Sciences (“Tang Capital and Perceptive”), the Company’s two largest shareholders, have provided notice that they intend to nominate and solicit proxies for their own nominees for election as directors at this year’s annual meeting of shareholders scheduled for June 10, 2009 and to make a number of shareholder proposals for consideration at the meeting.
     In connection with their proxy battle, Tang Capital and Perceptive have brought three suits against the Company seeking injunctive relief, two of which are still pending.
          On March 12, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co., No. 09-2-00617-0), seeking declaratory and injunctive relief to uphold their claims that their nomination notice had satisfied the requirements set forth in the Company’s bylaws and requesting that the court issue an order preventing the Company from seeking to disallow or otherwise prevent or not recognize their nominations, or the casting of votes in favor of their designees, on the basis that they had not complied with the provisions of our bylaws or applicable state law. On March 13, 2009, Tang Capital and Perceptive moved for a preliminary injunction to enjoin the Company from mailing any ballots to shareholders that contain provisions to vote for director nominees and enjoining any shareholder vote on individuals nominated for the board of directors unless the three designees of Tang Capital and Perceptive are permitted to be nominated and votes are permitted to be cast in their favor, or a court resolves the merits of their declaratory judgment action described above. On March 20, 2009, the Company confirmed in writing that Tang Capital and Perceptive’s nomination notice had been timely received and that, assuming the accuracy and completeness of the information contained in their notice, their notice in all other respects met the requirements of the Company’s bylaws in regard to notices of intention to nominate. On March 23, 2009, Tang Capital and Perceptive withdrew their motion for injunctive relief, and on April 10, 2009, they voluntarily dismissed the suit.
     On April 21, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, King County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents. The Company’s position is that certain of the requested documents are outside the scope of documents for which the Washington Business Corporation Act permits a statutory inspection right and that certain of the conditions to qualify for statutory inspection rights have not been satisfied. A schedule for resolution of this claim has not yet been set.
     On April 28, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require the Company to waive the advance notice provisions of its bylaws to permit them to include a proposal in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. Plaintiffs intend to seek preliminary injunctive relief on their claims before the 2009 annual meeting of shareholders scheduled for June 10, 2009.
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
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx ® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In 2008, we began to recognize royalties from Endo related to sales of Opana ER. In the three month period ended March 31, 2009, we recognized $4.4 million in royalties from Endo related to sales of Opana ER. We are currently seeking to license Opana ER for development and commercialization in territories outside the United States. Under our agreement with Endo, we and Endo share the rights to Opana ER outside the United States, and we would share equally any economics from a related collaboration with a third party.
     We are currently developing A0001, a drug candidate that we are initially targeting for the treatment of inherited mitochondrial respiratory chain diseases, under a collaboration and license agreement with Edison that we entered into in July 2007. We are currently conducting a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. The goal of this trial will be to determine if A0001 has biological activity. Under the Edison agreement, we have agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s.
     We are a party to a number of collaborations involving the use of our extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator. If we are successful, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, we generally receive up-front fees, reimbursement of research and development costs incurred up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements also provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of March 31, 2009, we are a party to three such drug delivery technology collaborations. We are seeking to enter into additional drug delivery technology collaborations.
     Our strategy is to identify and develop products that address unmet medical needs, primarily for rare disorders of the nervous system. In support of this strategy, we have set four clearly defined goals for 2009:
•	Maximizing the value of Opana ER, working closely with Endo. We plan to continue to take steps to protect and prosecute the intellectual property around Opana ER and explore licensing opportunities for Opana ER outside the United States.

•	Advancing the development of A0001 drug candidate. Through the planned Phase Ib and IIa trials, we are seeking to establish proof of concept with respect to both safety and efficacy.

•	Monetizing the value of our proven drug delivery technologies and drug formulation expertise by executing additional deals. We are seeking to enter into at least two new collaborations in 2009. We believe that, with two agreements, this aspect of our business can operate on a breakeven basis, fund a portion of our overhead and provide us with a financial stake in products, should they advance in development and commercialization.

•	Managing overhead and other costs to ensure that our infrastructure is sized appropriately to our priorities. In the three month period ended March 31, 2009, we continued to reduce expenses and closely managed our cash expenditures, including staff reductions implemented in January 2009.
     In January 2009, we implemented staff reductions of approximately 18% of our workforce as part of our efforts to aggressively manage our overhead cost structure. The terms of the severance arrangements we entered into with terminated employees include severance pay and continuation of certain benefits including medical insurance over the respective severance periods. In connection with these severance arrangements, we recorded a severance charge in our statement of operations for the first quarter of 2009 of $550,000, of which $355,000 was unpaid as of March 31, 2009 but will be paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense, and research and development expense, respectively. In addition, as a result of these terminations, in the first quarter of 2009, we recorded a non-cash credit of $885,000 under SFAS No. 123R associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and research and development expense, respectively.
Products
     Opana ER. Opana ER is an oral extended release opioid analgesic, which we developed with Endo, using our proprietary TIMERx® technology. In June 2006, the FDA approved for marketing Opana ER, for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo launched Opana ER in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets, and in March 2008 in 7.5 mg, 15 mg and 30 mg tablets.
     Under the terms of our collaboration with Endo, Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the royalty holiday. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Endo has the right under our agreement to recoup the $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties. For the three month period ended March 31, 2009, we recognized $4.4 million in royalties from Endo on sales of Opana ER. This royalty amount reflects this temporary reduction. As of March 31, 2009, $9.4 million of the $28 million has been recouped by Endo.
     In March 2009, we and Endo entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent applications and patent maintenance costs related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the amendment, Endo reimbursed us for such costs and expenses incurred prior to December 31, 2008, which had been capitalized as patent assets in the amount of $206,000. Such payment was received in April 2009. We credited such reimbursement to our patent assets. Such costs incurred by us subsequent to December 31, 2008 were not significant and are expected to be reimbursed to us by Endo. In July 2008, we signed the Second Amendment with Endo, a similar agreement, related to patent enforcement litigation costs.
     Opana ER is not approved for marketing outside the United States. We are currently seeking collaborators to develop and commercialize Opana ER in various territories outside the United States. Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. A description of our agreement with Endo is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1- Notes to Condensed Financial Statements”.

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
     We intend to pursue all available legal and regulatory avenues to defend Opana ER. We believe that we are entitled to a 30-month stay under the Hatch Waxman Act against IMPAX’s ANDA, Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5mg, 10 mg, 20 mg and 40 mg. If this occurs, or if we and Endo are unsuccessful in these legal proceedings, Opana ER could be subject to generic competition earlier than the end of the 30-month stay.
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
     A description of the legal proceedings related to Opana ER and the settlement with Actavis are included in “Part II. Item 1 — Legal Proceedings.”
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
     In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In February 2009, we initiated a Phase Ib multiple ascending dose clinical study in healthy subjects. The study is a single-blind, placebo-controlled, multiple ascending dose clinical trial in healthy subjects, designed to assess the safety, tolerability, and pharmacokinetics of A0001 following repeat dosing in healthy male and female subjects. We plan to enroll a total of approximately 30 healthy subjects in the trial. We expect that results from this study will be available in the second quarter of 2009. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. We are currently working on the study design for the Phase IIa program. In parallel with the Phase Ib trial, we have initiated long-term animal toxicology studies to support the clinical program.
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
     Nifedipine XL. Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology that was approved by the FDA in December 1999. In March 2000, Mylan signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, and 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and as a result, Mylan entered into a letter agreement with us and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg.
Net Loss and Profitability
     We have incurred net losses since 1994 including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. For the three month period ended March 31, 2009, our net loss was $962,000. As of March 31, 2009, our accumulated deficit was approximately $235 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, revenues from our drug delivery technology collaborations and, to a lesser extent, from bulk sales of TIMERx to Endo for use in Opana ER. We anticipate that, based upon our current operating plan, which contemplates a significant reduction in our operating expenses as compared with 2008 levels, and includes expected royalties from third parties, we will achieve quarterly profitability in the fourth quarter of 2009. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to significantly reduce our operating expenses, we may not be able to achieve quarterly profitability in the fourth quarter of 2009. However, even if we are able to achieve profitability on a quarterly basis, we may not be able to maintain it, or we may not be able to achieve profitability on an annual basis. Our future profitability will depend on numerous factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for our development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the level of our general and administrative expenses;

•	the successful development and commercialization of product candidates in our portfolio and products being developed for collaborations; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. We evaluate these estimates and judgments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and development expenses, deferred taxes-valuation allowance, impairment of long-lived assets and share-based compensation. For a more detailed explanation of the judgments we make in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     A detailed description of recent accounting pronouncements is included under the caption “Recent Accounting Pronouncements” in “Part I. Item 1. — Notes to Condensed Financial Statements”.
Results of Operations for the Three Month Periods Ended March 31, 2009 and 2008
Revenues

	Three months		Three months
	ended	Percentage	ended
	March 31,	increase	March 31,
	2009	(decrease)	2008
	(In thousands, except percentages)
Royalties	$4,722	1,019%	$422
Product sales	180	(21)	228
Collaborative licensing and development revenue	368	313	89

Total revenues	$5,270	613%	$739

     Royalties increased in the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008, reflecting that we did not begin to recognize royalties from Endo on its net sales of Opana ER until the third quarter of 2008, following completion of the royalty holiday. For the three month period ended March 31, 2009, we recognized $4.4 million in royalties from Endo. Partially offsetting these increased revenues were decreased royalties from Mylan as a result of a decrease in Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg.
     Our product sales in the three month periods ended March 31, 2009 and 2008 consisted of sales of formulated TIMERx material to Endo for use in Opana ER. Under our agreement with Endo, the selling price of formulated TIMERx material is determined periodically based on our approximate costs, which may include patent enforcement litigation costs and patent application and maintenance costs related to Opana ER, if not otherwise reimbursed to us by Endo. Product sales decreased in the 2009 three month period in comparison with the 2008 three month period due to a lower selling price of TIMERx material to Endo in the 2009 three month period, which resulted following the Second Amendment and the Third Amendment to our agreement with Endo. In connection with the Second Amendment to our agreement that we entered into with Endo in July 2008, the selling price of TIMERx material to Endo was reduced for the second half of 2008 to exclude the reimbursement of patent enforcement litigation costs we incurred related to Opana ER, which Endo agreed to separately reimburse us for. In addition, in connection with the Third Amendment to our agreement that we entered into with Endo in March 2009 as discussed above, the selling price of TIMERx material to Endo was further reduced effective January 1, 2009 and for the remainder of 2009, to exclude the reimbursement of patent application and maintenance costs we incurred related to Opana ER, which Endo agreed to separately reimburse us for. Partially offsetting the decreased revenue resulting from the lower selling prices was an increase in the volume of TIMERx material sold to Endo in the 2009 three month period as compared with the 2008 three month period. We believe the level of product sales for each of the remaining quarters of 2009 will generally be lower than the level of product sales for the three month period ended March 31, 2009.
     Revenue from collaborative licensing and development consists of reimbursements of our expenses under our drug delivery technology collaborations and the recognition of revenue relating to upfront payments from these collaborations. The increase in revenue for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008 was due to revenues earned on the increased level of development activity associated with the three collaboration agreements in place during the 2009 three month period as compared to one such agreement in place during the 2008 three month period.
Cost of Revenues

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2009	(decrease)	March 31, 2008
	(In thousands, except percentages)
Cost of royalties	$113	438%	$21
Cost of product sales	181	135	77
Cost of collaborative licensing and development revenue	360	407	71

Total cost of revenues	$654	287%	$169

     Cost of royalties consists of the amortization of deferred royalty termination costs associated with royalty termination agreements, and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties increased for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 primarily as a result of increased amortization of the deferred royalty termination costs as a result of increased royalty revenues recognized in the 2009 three month period.
     Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo. Cost of product sales increased for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 primarily as a result of an increase in the volume of TIMERx material sold to Endo in the 2009 three month period for use in Opana ER.
     Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations, which are generally reimbursed by our collaborators, and includes allocations of internal research and development, or R&D, costs, including compensation and overhead costs associated with formulation activities under these collaborations, as well as contract and other outside service fees. These costs increased for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 due to the increased level of development activity under our three collaboration agreements in place during the 2009 three month period as compared to one such agreement in place during the 2008 three month period.
Selling, General and Administrative Expenses

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2009	(decrease)	March 31, 2008
(In thousands, except percentages)
Selling, general and administrative expenses	$2,321	(46)%	$4,324

     Selling, general and administrative, or SG&A, expenses for the three month period ended March 31, 2009 decreased as compared to the three month period ended March 31, 2008 primarily due to lower share-based compensation expense, largely due to a credit of $844,000 recorded in the 2009 three month period, which resulted from the forfeiture of stock options held by former employees in connection with our January 2009 staff reductions discussed above. The decrease also reflects the inclusion in SG&A expense in the 2008 three month period of the impairment charge we recorded in the amount of $1.0 million to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison agreement. These decreases were partially offset by the severance charge we recorded in the 2009 three month period, as discussed above, and additional costs associated with the proxy contest in which we are involved.
     As a result of the staff reductions implemented in January 2009, as discussed above, as well as other efforts to closely manage our cost structure, we expect cost savings to reduce our SG&A expenses over the course of 2009 as compared to 2008. However, we expect the additional costs of our proxy contest to partially offset the cost savings from these efforts.

Research and Product Development Expenses
     Research and product development, or R&D, expenses were $3.0 million for the three month period ended March 31, 2009, a decrease of $3.4 million as compared to $6.4 million for three month period ended March 31, 2008. This decrease reflects that, for the 2009 three month period, we made no contractual payments to Edison under the Edison agreement, we incurred no expenses related to the development of nalbuphine ER, we had lower compensation expenses due to staff reductions implemented in March 2008 and we recorded increased allocations of internal R&D costs related to our drug delivery technology collaborations, as noted above, to cost of collaborative licensing and development revenue.
In the table below, R&D expenses are set forth in the following categories:

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2009	(decrease)	March 31, 2008
	(In thousands, except percentages)

A0001 and Edison Payments	$998	(54)%	$2,180
Nalbuphine ER	—	(100)	1,116
Other Phase I Products and Internal Costs	2,008	(35)	3,089

Total Research and Product Development Expense	$3,006	(53)%	$6,385

In the preceding table, research and development expenses are set forth in the following categories:
•	A0001 and Edison Payments — These expenses reflect our direct external expenses relating to the development of A0001, and for the three month period ended March 31, 2008, they also reflect our funding of Edison’s research activities under the Edison agreement. These expenses approximated 33% of our R&D expenses for the three month period ended March 31, 2009.

In May 2008, we submitted an IND for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In February 2009, we initiated a Phase Ib multiple ascending dose clinical study in healthy subjects. The study is a single-blind, placebo-controlled, multiple ascending dose clinical trial in healthy subjects, designed to assess the safety, tolerability and pharmacokinetics of A0001 following repeat dosing in healthy male and female subjects. We plan to enroll a total of approximately 30 healthy subjects in the trial. We expect that results from this study will be available in the second quarter of 2009. If A0001 demonstrates an acceptable safety profile and tolerability in this Phase Ib study, we plan to commence a Phase IIa trial in patients with inherited mitochondrial respiratory chain diseases in the second half of 2009. We are currently working on the study design for the Phase IIa program. In parallel with the Phase Ib trial, we have initiated long-term animal toxicology studies to support the clinical program.

We expect our A0001 costs to decline in 2009 as compared to our costs in 2008 as the quarterly contract research payments to Edison were completed by the end of 2008. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of A0001 due to the numerous risks and uncertainties associated with developing and commercializing drugs.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. In the three month period ended March 31, 2008, these expenses consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER which were underway. Following the end of the 2008 three month period, we determined to seek a collaborator for the further development and commercialization of nalbuphine ER, and not to conduct any additional development work until we enter into such a collaboration. As a result, we did not incur any R&D expenses in the three month period ended March 31, 2009 and do not expect to incur any additional R&D expenses for nalbuphine ER, unless we find a collaborator to continue the development work.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, share-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active. These costs decreased in the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 primarily as a result of lower compensation expenses in the three month period ended March 31, 2009 due to staff reductions implemented in March 2008, and allocations of internal costs related to our drug delivery technology collaborations to cost of collaborative licensing and development revenues.
     We evaluate product candidates on an ongoing basis and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors. As a result of the staff reductions implemented in January 2009, as discussed above, as well as other efforts to closely manage our cost structure, including our focus on advancing the development of A0001, we expect both our internal and external R&D expenses over the course of 2009 to decline as compared to 2008.
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
Share-Based Compensation
     We recognized share-based compensation in our statements of operations as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited) (In thousands)
Selling, general and administrative	$(568)	$681
Research and product development	164	234

Total share-based compensation	$(404)	$915

     The decrease in total share-based compensation expense in the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008 is primarily attributable to credits of $885,000 recorded in the 2009 three month period under SFAS No. 123R associated with the forfeiture of employee stock options as a result of the January 2009 staff reductions. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 three month period, primarily as a result of decreases in the market price of our common stock.
Tax Rates
     The effective tax rates for the three month periods ended March 31, 2009 and 2008 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.

Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, and advances under credit facilities. As of March 31, 2009, we had cash, cash equivalents and short-term investments of approximately $15.0 million.
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
     Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the Securities and Exchange Commission, or SEC, on April 10, 2008, registering for resale the shares sold in the private placement and shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to use our reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the later of (A) March 11, 2009, and (B) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
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
     The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1.0% of any prepaid amount thereafter. As of March 31, 2009, $8.2 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight line amortization of the remaining principal amount outstanding, as noted above. The principal payments are expected to total approximately $4.1 million over the remaining three quarters of 2009. Based on the terms of the credit facility, the loan amount currently outstanding will be fully paid by September 2010.
Cash Flows
     We had negative cash flow from operations for the three month period ended March 31, 2009 of $311,000, primarily due to a net loss of $962,000 in the period, which included a net non-cash credit of $404,000 for share-based compensation and non-cash charges of $328,000 for depreciation and amortization. Cash flow from operations also reflected $465,000 in increased accounts payable and accrued expenses.

     Net cash used in investing activities was $545,000 for the three month period ended March 31, 2009, primarily reflecting purchases of marketable securities of $499,000. Net cash used by investing activities also reflected funds expended to secure patents on technology we have developed and purchases of fixed assets. Net cash used by financing activities was $1.4 million, reflecting the repayments of principal on our outstanding term loan described above.
Funding Requirements
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2010. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations through at least 2010, without seeking additional funding from the capital markets.
     We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in January 2009 as described above, and have established a narrowed set of priorities for 2009, which recognize our limited financial resources and the challenging environment in which we operate. We are however, incurring significant unplanned costs in connection with an ongoing shareholder proxy contest. These costs are difficult to predict but, we currently estimate total expenses, including legal and other advisory fees, in connection with the proxy solicitation to be $875,000, which includes current costs of litigation relating to suits brought by the dissident shareholders. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.
     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     We expect our capital expenditures in 2009 to not exceed approximately $250,000.
     On May 7, 2009, we received notice from Draxis Specialty Pharmaceuticals Inc., or Draxis, our contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx material is currently manufactured, it will not renew our manufacturing agreement upon the expiration of the current term in November 2009. As a result of this, we plan to increase our existing inventory levels of TIMERx material during the remaining three quarters of 2009, which will require additional use of our cash resources. We are currently working with Endo on various alternatives, including the qualification of another manufacturer.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	the timing and amount of payments received under collaborative agreements, including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our existing development projects and any development projects we may undertake, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into collaborations for Opana ER outside the United States, nalbuphine ER and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities or equipment;

•	the timing and amount of our costs in connection with our proxy contest and the shareholder lawsuits filed against us and our directors; and

•	our success in reducing our spending and managing our costs.
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
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities in Danbury, CT and Patterson, NY, purchase obligations primarily relating to preclinical and clinical development, drug delivery technology collaboration obligations, payments due under our credit facility relating to interest, principal and exit fees, and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of March 31, 2009 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$618	$618	$—	$—	$—
Purchase obligations	4,093	4,093	—	—	—
Payments due under credit facility	9,268	6,082	3,186	—	—
Deferred compensation, including current portion	2,682	294	587	587	1,214

Total	$16,661	$11,087	$3,773	$587	$1,214

     We lease approximately 15,500 square feet of office, and research and development space in Patterson, New York. In January 2009, we exercised our 10 month renewal option through December 31, 2009. The additional commitment under this lease is included in the table above.

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
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of March 31, 2009, the trust assets consisted of the cash surrender value of these life insurance policies totaling $1,946,000 and $262,000 held in a money market account.
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
Net Operating Loss Carryforwards
     We have determined that an ownership change occurred in 2008 under Section 382 of the Internal Revenue Code. As a result, the utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the next 20 years into 2028. We also determined that we were in a Net Unrealized Built-In Gain position (for purposes of Section 382 of the Internal Revenue Code) at the time of the ownership change, which increases our annual limitation over the next five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with FAS 109, “Accounting for Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at March 31, 2009, and at December 31, 2008 and 2007.
     At December 31, 2008, we had federal NOL carryforwards of approximately $91.3 million for income tax purposes, which expire at various dates beginning in 2018 through 2028. At December 31, 2008, we had state NOL carryforwards of approximately $90.4 million which expire at various dates beginning in 2023 through 2028. In addition, we had federal research and development tax credit carryforwards of approximately $485,000 which expire in 2028. The NOL’s incurred in 2008, subsequent to the 2008 ownership change of $18.8 million are not limited on an annual basis. Pursuant to Section 382 of the Internal Revenue Code, subsequent ownership changes could further limit this amount and other NOL’s incurred subsequent to the 2008 ownership change. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to our future taxable earnings.
     For financial reporting purposes, at December 31, 2008 and 2007, respectively, valuation allowances of $40.6 million and $72.6 million have been recognized to offset net deferred tax assets, primarily attributable to our NOL carryforwards. As previously noted, in 2008, we reduced our tax attributes (NOL’s and tax credits) as a result of our ownership change under Section 382 of the Internal Revenue Code and the limitation placed on the utilization of our tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by $123.3 million and the tax credits were reduced by $6.6 million upon the ownership change in 2008. The changes in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 were a decrease of approximately $32.0 million due primarily to the limitations placed on the utilization of our tax attributes as noted above, and an increase of $9.9 million and $14.3 million, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Risk Management Policies
     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates and other market changes. Market risk is attributed to all market sensitive financial instruments, including debt instruments. Our operations are exposed to financial market risks, primarily changes in interest rates. Our outstanding term loan under our credit facility is at a fixed rate of interest and therefore, we do not believe that there is significant exposure to changes in interest rates under the term loan. Our interest rate risk primarily relates to our investments in marketable securities.
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
     At March 31, 2009, our marketable securities consisted primarily of corporate debt and approximated $500,000. These marketable securities had maturity dates of up to four months. Due to the relatively short-term maturities of these securities, management believes they have no significant market risk. At March 31, 2009, market values approximated carrying values. Due to the nature of our cash equivalents, which are money market accounts at March 31, 2009, management believes they have no significant market risk. As of March 31, 2009, we had approximately $15.0 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $150,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Impax ANDA Litigation
     On October 3, 2007, we received a letter from IMPAX notifying us of the filing by IMPAX of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to our patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, we received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to our patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and us filed a lawsuit against IMPAX in the U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and us are null, void and of no legal effect. On December 14, 2007, we received a letter from IMPAX notifying us of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and us of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, we and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. We and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
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
     In January 2009, the cases against IMPAX were reassigned to the U.S. Dist. NJ.
     Actavis ANDA Litigation
     On February 14, 2008, we received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire(d) in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, we and Endo each received a notice from Actavis advising us and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, we and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. We believe we are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.
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
     Sandoz ANDA Litigation
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
     Barr ANDA Litigation
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
     Tang/Edelman Shareholder Claim
     Tang Capital and Perceptive Life Sciences, or Tang Capital and Perceptive, our two largest shareholders, have provided notice that they intend to nominate and solicit proxies for their own nominees for election as directors at this year’s annual meeting of shareholders scheduled for June 10, 2009 and to make a number of shareholder proposals for consideration at the meeting.
     In connection with their proxy battle, Tang Capital and Perceptive have brought three suits against us seeking injunctive relief, two of which are still pending.
     On March 12, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co., No. 09-2-00617-0), seeking declaratory and injunctive relief to uphold their claims that their nomination notice had satisfied the requirements set forth in our bylaws and requesting that the court issue an order preventing us from seeking to disallow or otherwise prevent or not recognize their nominations, or the casting of votes in favor of their designees, on the basis that they had not complied with the provisions of our bylaws or applicable state law. On March 13, 2009, Tang Capital and Perceptive moved for a preliminary injunction to enjoin us from mailing any ballots to shareholders that contain provisions to vote for director nominees and enjoining any shareholder vote on individuals nominated for the board of directors unless the three designees of Tang Capital and Perceptive are permitted to be nominated and votes are permitted to be cast in their favor, or a court resolves the merits of their declaratory judgment action described above. On March 20, 2009, we confirmed in writing that Tang Capital and Perceptive’s nomination notice had been timely received and that, assuming the accuracy and completeness of the information contained in their notice, their notice in all other respects met the requirements of our bylaws in regard to notices of intention to nominate. On March 23, 2009, Tang Capital and Perceptive withdrew their motion for injunctive relief, and on April 10, 2009, they voluntarily dismissed the suit.
     On April 21, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, King County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents. Our position is that certain of the requested documents are outside the scope of documents for which the Washington Business Corporation Act permits a statutory inspection right and that certain of the conditions to qualify for statutory inspection rights have not been satisfied. A schedule for resolution of this claim has not yet been set.
     On April 28, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require us to waive the advance notice provisions of our bylaws to permit them to include a proposal in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. Plaintiffs intend to seek preliminary injunctive relief on their claims before the 2009 annual meeting of shareholders scheduled for June 10, 2009.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.
We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis
     We have incurred net losses since 1994, including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. For the three month period ended March 31, 2009, our net loss was $962,000. As of March 31, 2009, our accumulated deficit was approximately $235 million.
     We anticipate that, based upon our current operating plan, which contemplates a significant reduction in our operating expenses, as compared to 2008 levels, and includes expected royalties from third parties, we will achieve quarterly profitability in the fourth quarter of 2009. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to significantly reduce our operating expenses, we may not be able to achieve quarterly profitability in the fourth quarter of 2009. However, even if we are able to achieve profitability on a quarterly basis, we may not be able to maintain it, or we may not be able to achieve profitability on an annual basis.
     Developing drug candidates to treat rare disorders of the nervous system will require us to incur substantial costs and expenses associated with preclinical and clinical trials, regulatory approvals and commercialization. For instance, if we determine to advance A0001 into later stage clinical trials in 2010, such costs and expenses are likely to increase. As a result, we may continue to incur net losses until such time as we can generate significant revenue from Opana ER or other products that we develop. Net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.
     Our future profitability will depend on numerous factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	our ability to successfully defend our intellectual property protecting our products;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of our products;

•	the level of our general and administrative expenses;

•	the successful development and commercialization of product candidates in our portfolio and products being developed for collaborations; and

•	royalties from Mylan’s sales of Pfizer’s generic version of Procardia XL 30 mg.
We may require additional funding which may be difficult to obtain
     As of March 31, 2009, we had cash, cash equivalents and marketable securities of approximately $15.0 million. We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2010. If we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations through 2010 without seeking additional funding from the capital markets.
     We have taken measures to reduce our spending and to manage our costs more closely, including staff reductions that we implemented in January 2009, and have established a narrowed set of priorities for 2009, which recognize our limited financial resources and the challenging environment in which we operate. We are incurring significant unplanned costs in connection with an ongoing shareholder proxy contest. These costs are difficult to predict but, we currently estimate total expenses, including legal and other advisory fees, in connection with the proxy solicitation to be $875,000, which includes current costs of litigation relating to suits brought by the dissident shareholders. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.
      We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	the timing and amount of payments received under collaborative agreements including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our existing development projects and any development projects we may undertake, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into collaborations for Opana ER outside the United States, nalbuphine ER and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities and equipment;

•	the timing and amount of our costs in connection with our proxy contest and the shareholder lawsuits filed against us and our directors; and

•	our success in reducing our spending and managing our costs.
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
     IMPAX, Actavis and Sandoz have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Barr has also filed an ANDA that covers the Opana ER 5 mg, 10 mg, 20 mg and 40 mg strengths. We and Endo have filed patent infringement lawsuits against each of IMPAX, Sandoz and Barr in connection with their respective ANDAs and have settled our litigation with Actavis. Descriptions of these lawsuits are included in “Part II. Item 1. — Legal Proceedings.”
     We and Endo intend to pursue all available legal and regulatory avenues defending Opana ER. The new dosage form exclusivity for Opana ER granted by the FDA in connection with its approval of Opana ER expires in June

2009. In addition, we believe that we are entitled to a 30-month stay against IMPAX’s ANDA, Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA under the Hatch-Waxman Act. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If this occurs or if we and Endo are unsuccessful in our Hatch-Waxman patent lawsuits, Opana ER could be subject to generic competition earlier. We expect that competition from one or more of these generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we receive from Endo and our results of operations and financial condition.
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
Our success depends on our ability, or our collaborator’s ability, to protect our patents and other intellectual property rights.
     Our success depends in significant part on our ability, or our collaborator’s ability, to obtain patent protection for our products, both in the United States and in other countries, or on our collaborator’s ability to obtain patents with respect to products on which we are collaborating with them. Our success also depends on our and our collaborator’s ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. We and Endo have filed additional patent applications with respect to Opana ER which, if issued, could delay generic competition. However, patents may not be issued from these patent applications or any other patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents.
     We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which patents expired in September 2008 and the other of which patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. We and Endo filed patent infringement suits against IMPAX, Sandoz and Barr in connection with their respective ANDAs for Opana ER and settled our litigation with Actavis. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Sandoz and Barr because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX in these four strengths. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to earlier generic competition. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo and the results of our operations and financial condition.
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
     Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is currently conducting clinical trials of the coenzyme Q analog, idebenone for the diseases of Friedreich’s Ataxia, Duchenne’s muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for Friedreich’s Ataxia under the brand name Catena ®. GlaxoSmithKline plc., through its acquisition of Sirtris is planning to study Sirtris’ drug candidate resveratrol for MELAS. If these companies are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to receive regulatory approvals for our products if these products have orphan drug exclusivity or to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.
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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial scale facilities to manufacture our TIMERx materials or other products we are developing. We currently rely on Draxis Specialty Pharmaceuticals Inc. for the bulk manufacture of our TIMERx materials under a manufacturing and supply agreement with an initial term that expires in November 2009. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the agreement at least 180 days prior to the end of the then-current term. On May 7, 2009, we received notice from Draxis, our contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, it will not renew the manufacturing agreement with us upon the expiration of the current term in November 2009. As a result, we intend to increase our current inventory levels of TIMERx material and will work with Endo on various alternatives, including the qualification of another manufacturer. We believe that there are a limited number of manufacturers that comply with cGMP regulations and are capable of manufacturing our TIMERx materials. Although we have qualified alternate suppliers with respect to the xanthan gum and locust bean gum used to manufacture our TIMERx materials, we currently do not have a second supplier of TIMERx materials. If we are unable to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms, we may not be able to comply with our supply obligations to Endo with respect to Opana ER and our business could be materially adversely affected.
We are not a party to any agreements with our third party manufacturers for A0001, except for purchase orders or similar arrangements. If we are unable to enter into longer-term manufacturing arrangements for A0001 on acceptable terms, particularly as it advances through clinical development and moves closer to regulatory approval, our business and the development and commercialization of A0001 could be materially adversely affected.
There can be no assurance that Draxis or any other third parties we rely on for supply of our TIMERx materials or other products will perform. Any failures by third party manufacturers may delay the development of products or the submission for regulatory approval, impair our or our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution, or recall some or all batches of products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $4.03 per share and $0.37 per share, respectively, during the twelve months ended March 31, 2009. On May 5, 2009, the closing market price of our common stock was $1.89. The market is currently experiencing, and from time to time experiences, significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
Specific provisions of our Shareholder Rights Plan, Articles of Incorporation and Bylaws and the laws of Washington State make a takeover of Penwest or a change in control or management of our Company more difficult
     We have adopted a shareholder rights plan, often referred to as a poison pill. The rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms that are not approved by our board of directors, unless the board first determines to redeem the rights. Various provisions of our Articles of Incorporation, our Bylaws and Washington law may also have the effect of deterring hostile takeovers, or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then — current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest. We may in the future adopt measures that may have the effect of deterring hostile takeovers, or delaying or preventing changes in control or management of our company.
Proxy contests pursued by dissident shareholders may be costly and disruptive to our business operations
     Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. Perceptive Life Sciences Master Fund Ltd., or Perceptive, and Tang Capital Partners, LP, or Tang Capital, which currently beneficially own approximately 42% of our outstanding common stock, in the aggregate, have notified us of their intention to nominate and solicit proxies for their own nominees for election as directors at the 2009 annual meeting of shareholders and to make a number of shareholder proposals at our annual meeting. They have also brought three lawsuits against us and our directors, two of which are still outstanding.
     This proxy contest and related litigation, has resulted in substantial expense to us and consumed significant attention of our management and board of directors. These costs are difficult to predict but, we currently estimate total expenses, including legal and other advisory fees, in connection with the proxy solicitation to be $875,000, which includes current costs of litigation relating to suits brought by the dissident shareholders. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.
     Moreover, because the dissident shareholders are seeking to change our strategic direction, this proxy contest could also disrupt our operations and our ability to achieve our strategic goals by creating uncertainty for our employees, and current and prospective suppliers, manufacturers and collaborators. In addition, if Perceptive and Tang Capital are able to obtain veto power over important business decisions as they propose, such veto power could enable the Perceptive and Tang Capital-nominated personnel to stalemate our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: May 7, 2009	/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
4.1	Rights Agreement, dated as of March 11, 2009 between Penwest Pharmaceuticals Co. and Mellon Investor Services LLC. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 11, 2009).

10.1	Third Amendment, signed March 31, 2009, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Penwest Pharmaceuticals Co. and Endo Pharmaceuticals Inc.

10.2	Severance and Settlement Agreement and Release dated January 30, 2009 by and between the Registrant and Benjamin L. Palleiko.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.