Form 10-Q
period 2009-06-30
PENWEST PHARMACEUTICALS CO
filed 2009-08-10
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2009.

Class Common Stock, par value $.001	Outstanding 31,759,545

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
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$12,174	$16,692
Marketable securities	500	—
Trade accounts receivable	5,849	4,894
Inventories — finished goods	216	440
Prepaid expenses and other current assets	854	1,365

Total current assets	19,593	23,391
Fixed assets, net	1,835	2,177
Patents, net	1,424	1,819
Deferred charges	2,034	2,244
Other assets, net	2,046	2,223

Total assets	$26,932	$31,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851	$745
Accrued expenses	1,953	1,695
Accrued development costs	545	385
Loan payable — current portion	5,483	5,483
Deferred compensation — current portion	294	291

Total current liabilities	9,126	8,599
Loan payable	1,371	4,112
Accrued financing fees	360	360
Deferred revenue	959	473
Deferred compensation	2,247	2,384

Total liabilities	14,063	15,928
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,757,009 shares at June 30, 2009 and 31,697,250 shares at December 31, 2008	32	32
Additional paid in capital	249,305	249,262
Accumulated deficit	(236,727)	(233,627)
Accumulated other comprehensive income	259	259

Total shareholders’ equity	12,869	15,926

Total liabilities and shareholders’ equity	$26,932	$31,854

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Revenues:
Royalties	$4,851	$537	$9,573	$959
Product sales	158	302	338	530
Collaborative licensing and development revenue	250	477	618	566

Total revenues	5,259	1,316	10,529	2,055

Operating expenses:
Cost of revenues	468	508	1,122	677
Selling, general and administrative	3,283	3,071	5,604	7,395
Research and product development	3,425	4,524	6,431	10,909

Total operating expenses	7,176	8,103	13,157	18,981

Loss from operations	(1,917)	(6,787)	(2,628)	(16,926)

Investment income	4	180	11	379
Interest expense	(225)	(321)	(483)	(678)

Loss before income tax expense	(2,138)	(6,928)	(3,100)	(17,225)

Income tax expense	—	—	—	—

Net loss	$(2,138)	$(6,928)	$(3,100)	$(17,225)

Basic and diluted net loss per common share	$(0.07)	$(0.22)	$(0.10)	$(0.61)

Weighted average shares of common stock outstanding — basic and diluted	31,644	31,486	31,635	28,299

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Six months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(3,100)	$(17,225)
Adjustments to reconcile net loss to net cash used in operating activities	1,607	2,169

Net cash used in operating activities	(1,493)	(15,056)

Investing activities:
Acquisitions of fixed assets	(16)	(31)
Patent costs	(34)	(201)
Proceeds from sale of fixed assets	6	—
Reimbursements of patent costs by collaborator	229	—
Proceeds from maturities of marketable securities	—	9,800
Purchases of marketable securities	(499)	(7,859)
Loan disbursed to collaborator	—	(1,000)

Net cash (used in) provided by investing activities	(314)	709

Financing activities:
Repayment of debt	(2,741)	(1,202)
Issuance of common stock, net	30	23,187

Net cash (used in) provided by financing activities	(2,711)	21,985

Net (decrease) increase in cash and cash equivalents	(4,518)	7,638
Cash and cash equivalents at beginning of period	16,692	15,680

Cash and cash equivalents at end of period	$12,174	$23,318

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. The Company is currently developing A0001, or alpha tocopherol quinone, a coenzyme Q analog drug candidate that it licensed from Edison Pharmaceuticals, Inc. (“Edison”) for inherited mitochondrial respiratory chain diseases. The Company is also applying its drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations (“drug delivery technology collaborations”).
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration (“FDA”) in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In the six months ended June 30, 2009, the Company recognized $8.8 million in royalties from Endo related to sales of Opana ER.
     The Company is currently developing A0001 under a collaboration and license agreement with Edison that the Company entered into in July 2007 (as amended, the “Edison Agreement”). Under the Edison Agreement, the Company has agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. In June 2009, the Company completed a Phase Ib multiple ascending dose safety study in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, the Company observed a dose-dependent increase in exposure approaching steady state within two to four days following repeat dosing, and was able to establish a maximum tolerated dose. Based on these results, the Company plans to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. The Company intends to commence two Phase IIa trials — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity. The Company expects data from both of these trials in the first half of 2010.
     The Company is a party to a number of collaborations involving the use of its extended release drug delivery technologies as well as its formulation development expertise. Under these collaborations, the Company is responsible for completing the formulation work on a product specified by its collaborator. If the Company is successful, the formulation is transferred to its collaborator, who is responsible for the completion of the clinical development, and ultimately the commercialization of the product. Under the terms of these agreements, the Company generally receives upfront fees, reimbursement of research and development costs incurred, up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements also provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. The Company is seeking to enter into additional drug delivery technology collaborations.
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for: a charge recorded in the three month period ended March 31, 2009 in the amount of $550,000 for severance costs associated with staff reductions implemented in January 2009; a non-cash credit recorded in the three month period ended March 31, 2009 in the amount of $885,000 associated with the forfeiture of stock options held by these former employees (see Note 9); and a charge recorded in the three month period ended March 31, 2008 in the amount of $1.0 million to establish a reserve against a loan receivable from Edison (see Note 13). In addition, in connection with the Company’s proxy contest and the related litigation (see Note 14), the Company incurred costs approximating $1.1 million and $1.3 million for the three and six month periods ended June 30, 2009, respectively. Operating results for the three and six month

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     During the three and six month periods ended June 30, 2009, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
3. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board’s (“ FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented on a gross or net basis based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and the arrangement’s terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company’s adoption of the provisions of EITF No. 07-1 as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In April 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS No. 142-3”). In determining the useful life of intangible assets, SFAS No. 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of the provisions of SFAS No. 142-3 as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
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
     In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF No. 03-6-1”). EITF No. 03-6-1

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in EITF No. 03-6-1. The Company determined that its unvested restricted stock is a participating security under EITF No. 03-6-1. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company’s adoption of EITF No. 03-6-1 as of January 1, 2009 had no impact on the earnings per share calculations for the three and six month periods ended June 30, 2009 and the three and six month periods ended June 30, 2008 due to the Company’s net losses in such periods.
     In October 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB No. 157” (“SFAS No. 157-2”). SFAS No. 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s adoption of this pronouncement as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of this pronouncement as of April 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of this pronouncement as of April 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The Statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” SFAS No. 165 also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and is to be applied prospectively. The Company adopted SFAS No. 165 effective with its financial reporting for the three months ended June 30, 2009 (see Note 15).
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
accepted accounting principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP for public companies. The Company does not expect that the adoption of SFAS No. 168 will have a material effect on its results of operations, financial position or cash flows.
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
Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible; the Company also considers counterparty credit risk in its assessment of fair value.
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(Unaudited) (In thousands)
Cash and cash equivalents	$12,174	$—	$—	$12,174
Corporate debt securities	—	500	—	500

Total	$12,174	$500	$—	$12,674

The corporate debt securities noted above matured in July 2009.
5. Other Assets
     Other assets are comprised of the following:

	June 30,	December 31,
	2009	2008

	(Unaudited) (In thousands)
Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 11):
Cash surrender value of life insurance policies	$1,969	$1,924
Money market account	77	299

	2,046	2,223

Loan receivable from collaborator (see Note 13)	1,000	1,000

	3,046	3,223
Allowance for loan receivable from collaborator	(1,000)	(1,000)

Other assets, net	$2,046	$2,223

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: (i) its intellectual property, which is subject to a negative pledge; (ii) royalty payments from Mylan Pharmaceuticals Inc. (“Mylan”) on its sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; (iii) up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and (iv) the assets of the Company’s trust described in Note 11. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. The outstanding term loan has a term of 42 months from the date of advance of March 13, 2007. Interest-only payments were due for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount were due for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance are due for the remainder of the term, through its maturity date in September 2010.
     The interest rate of the outstanding term loan is fixed at 10.32%. At the time of the final payment of the loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company would be required to pay a prepayment penalty of 1.0% of any prepaid amount.
     As of June 30, 2009, principal payments due on the outstanding principal of $6.9 million under the term loan are as follows:

(Unaudited)
(In thousands)
Less than one year	$5,483
One to two years	1,371

$6,854

     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in deferred charges in the Company’s condensed balance sheets as of June 30, 2009 and December 31, 2008. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.
7. Shareholders’ Equity
On September 26, 2008, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. The shelf registration statement is a replacement of the registration statement filed in July 2005 that was to expire in December 2008. As of August 10, 2009, no securities have been issued under the registration statement.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Pursuant to the securities purchase agreement entered into in connection with the private placement, the Company filed a registration statement with the SEC on April 10, 2008, registering for resale the shares and shares issuable under the warrants. The registration statement was declared effective by the SEC on April 28, 2008. The Company has agreed to use its reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the twelve-month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
Share-Based Compensation
     The Company recognized share-based compensation in its statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(Unaudited) (In thousands)
Selling, general and administrative	$266	$526	$(302)	$1,207
Research and product development	151	215	315	450

Total	$417	$741	$13	$1,657

     The decrease in total share-based compensation expense in the three month period ended June 30, 2009, compared with the three month period ended June 30, 2008, is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 three month period, as a result of decreases in the market price of the Company’s common stock, and a reduction in the number of outstanding stock options in the 2009 three month period, as a result of the forfeiture of employee stock options in the first quarter of 2009 due to the January 2009 staff reductions (see Note 9).
     The decrease in total share-based compensation expense in the six month period ended June 30, 2009, compared with the six month period ended June 30, 2008, is primarily attributable to credits of approximately $885,000 recorded in the first quarter of 2009 under SFAS No. 123R associated with the forfeiture of employee stock options due to the January 2009 staff reductions (see Note 9). Such forfeitures also resulted in decreased expense in the 2009 six month period due to the reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 six month period, primarily as a result of decreases in the market price of the Company’s common stock.
8. Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands)
Cost of royalties	$95	$45	$207	$65
Cost of product sales	143	103	325	181
Cost of collaborative licensing and development revenue	230	360	590	431

Total cost of revenues	$468	$508	$1,122	$677

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Cost of royalties consists of the amortization of deferred royalty termination costs and the amortization of certain patent costs associated with the Company’s TIMERx technology. Cost of product sales consists of the costs related to sales of formulated TIMERx material to the Company’s collaborators. Cost of collaborative licensing and development revenues consists of the Company’s expenses under its drug delivery technology collaboration agreements involving the development of product candidates using the Company’s TIMERx technology, and includes internal costs and outside contract services.
9. Staff Reductions
     In January 2009, the Company implemented staff reductions of approximately 18% of its workforce as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance arrangements include severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these staff reductions, the Company recorded a severance charge in its statement of operations for the three month period ended March 31, 2009 in the amount of $550,000, of which $117,000 was unpaid as of June 30, 2009 but will be paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense, and research and development expense, respectively. In addition, as a result of these terminations, for the three month period ended March 31, 2009, the Company recorded a non-cash credit of approximately $885,000 under SFAS No. 123R associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and research and development expense, respectively.
10. Income Taxes
     The Company’s effective tax rates for the three and six month periods ended June 30, 2009 and 2008 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.
11. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (the “SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $1,959,000 and $1,975,000 as of June 30, 2009 and December 31, 2008, respectively, including the current portion of approximately $147,000 at June 30, 2009, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
     Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands)
Interest cost	$30	$30	$60	$59
Amortization of prior service cost	(1)	—	(1)	1

Net periodic benefit cost	$29	$30	$59	$60

     In addition, the Company has a Deferred Compensation Plan (the “DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $13,000 and $14,000 for the three month periods ended June 30, 2009 and 2008, respectively and $28,000 and $30,000 for the six month periods ended June 30, 2009 and 2008, respectively. The liability for the DCP was approximately $582,000 and $700,000 as of June 30, 2009 and December 31, 2008, respectively, including the current portion of approximately $147,000 at June 30, 2009, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $1,969,000 as of June 30, 2009 and $1,924,000 as of December 31, 2008. Trust assets, including $77,000 and $299,000 held in a money market account at June 30, 2009 and December 31, 2008, respectively, are included in other assets in the Company’s condensed balance sheets.
12. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited) (In thousands)
Adjustment for funded status of post retirement plan	$259	$259

     The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands)
Net loss	$(2,138)	$(6,928)	$(3,100)	$(17,225)
Changes in unrealized net gains and losses on marketable securities	—	(8)	—	(3)
Adjustment for funded status of post retirement plan	(1)	—	(1)	1

Comprehensive loss	$(2,139)	$(6,936)	$(3,101)	$(17,227)

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
     Under the terms of the agreement:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, this Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER in the amount of $8.8 million for the six month period ended June 30, 2009.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million is fully recouped. As of June 30, 2009, $13.8 million of the $28 million has been recouped by Endo.
•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.
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
     In March 2009, the Company and Endo entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009 (the “Third Amendment”). Under the terms of this amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent applications and patent maintenance related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the amendment, Endo reimbursed the Company for such costs and expenses incurred prior to December 31, 2008, which had been capitalized as patent assets, in the amount of $206,000. Such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, was received by the Company in the second quarter of 2009. The Company credited such reimbursements to its patent assets in the six month period ended June 30, 2009. Such patent related costs and expenses incurred by the Company subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to the Company by Endo, with such reimbursements recorded by the Company as offsets to its costs.
     On May 7, 2009, the Company received notice from Draxis Specialty Pharmaceuticals Inc. (“Draxis”), its contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, it will not renew its manufacturing agreement with the Company upon the expiration of the current term in November 2009. As a result, the Company intends to increase its current inventory levels of TIMERx material and will work with Endo on various alternatives, including the qualification of another manufacturer.
     On June 8, 2009, Endo and Valeant Pharmaceuticals (“Valeant”) signed an exclusive license granting Valeant the right to develop and commercialize Opana ER in Canada, Australia and New Zealand (the “Valeant Agreement”). Under the terms of the Valeant Agreement, Valeant paid Endo an upfront fee of C$2 million, and agreed to make payments totaling up to C$1 million when certain sales milestones are achieved in Canada, and AUS $1.1 million when certain regulatory and sales milestones are achieved in Australia. In addition, Valeant has agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiry or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo. In connection with the Valeant Agreement, the Company signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER under the Valeant Agreement, the selling price of which will approximate Penwest’s cost, as defined in the agreement, and may be adjusted annually.
     In connection with the Valeant Agreement and the Company’s supply agreement with Valeant, on June 8, 2009, the Company and Endo signed a consent agreement, consenting to these arrangements and confirming the share of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
the payments to be made by Valeant that would be due to the Company. As of June 30, 2009, the Company recorded a receivable from Endo in the amount of $764,000 for its share of the upfront payment received by Endo, which amount the Company recorded as deferred revenue. In accordance with the payment terms, the Company received this payment from Endo in July 2009. The Company and Endo will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and the additional compound of Edison’s, which the Company may exercise its option to select, for all indications, subject to the terms and conditions in the Edison Agreement. The Company is currently developing A0001, a drug candidate that is initially targeted for the treatment of inherited mitochondrial respiratory chain diseases. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.
     As consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million solely to fund Edison’s research and development, with the right to draw upon such loan commitment in one or more installments at any time prior to the earliest of July 16, 2012, the occurrence of an event of default, a change in control of Edison or the termination of the Edison Agreement. The Company is also required to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement, and royalty payments based on net sales of products containing A0001 and any other compound as to which the Company has exercised its option.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures as of the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $22,000 and $44,000, respectively, for the three and six month periods ended June 30, 2009 and $21,000 and $33,000, respectively, for the three and six month periods ended June 30, 2008. Cumulatively, as of June 30, 2009, such accrued interest not recognized by the Company approximated $120,000.
     Under the Edison Agreement, the Company also agreed to pay Edison a total of $5.5 million over the 18 months of the research period to fund Edison’s discovery and research activities during the period. The funding was made in the form of payments made in advance each quarter. As of June 30, 2009, the Company had paid approximately $5.4 million of such amount, and no further research and development funding is owed to Edison in accordance with the May 5, 2009 agreement with Edison, described below. Research and development expense associated with the Edison collaboration, which included expenses relating to the development of A0001 and contract research payments to Edison were approximately $1.5 million for each of the three month periods ended June 30, 2009 and 2008, and $2.5 million and $3.6 million for the six month periods ended June 30, 2009 and 2008, respectively. The Company had the option to extend the term of the research period for up to three consecutive six-month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon, but did not exercise this option. During the research period, Edison agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company, or under specified circumstances. Until 60 days after the later of the presentation of a development candidate by Edison, or the expiration of the research period, and in other specified circumstances, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In the third quarter of 2009, Edison presented the Company with the additional compound. The Company expects to make a decision on its selection of this compound by the end of the third quarter. If the Company selects this additional compound, it would be obligated to make a milestone payment to Edison in the amount of $250,000, after the 50% reduction provided for under the May 5, 2009 agreement, described below.
     The license for any compound under the Edison Agreement ends, on a country-by-country, product-by-product basis, when neither Edison nor the Company has any remaining royalty payment obligations to the other with respect to such compound. Each party’s royalty payment obligation ends upon the later of expiration of the last-to-expire claim of all licensed patents covering such party’s product or expiration of the FDA’s designation of such product as an orphan drug. The Edison Agreement may be terminated by the Company with 120 days prior written notice to Edison. The Edison Agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.
     On May 5, 2009, the Company and Edison entered into an agreement under which Edison agreed that the Company could offset $550,000, and following that, the loan amount of $1.0 million plus accrued interest, against 50% of any future milestone and royalty payments which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provides that the Company has no further contractual payment obligations in connection with the research period.
Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2008 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $14.9 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2008, 2007 and 2006, royalties from Mylan were approximately $1.8 million, $2.6 million and $3.1 million, respectively, or 21%, 77% and 89%, respectively, of the Company’s total revenue in such years.
     Royalties from Mylan were approximately $426,000 and $537,000 for the three month periods ended June 30, 2009 and 2008, respectively, and $776,000 and $959,000 for the six month periods ended June 30, 2009 and 2008, respectively.
Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of generic or third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies and formulation expertise. In connection with these agreements, the Company generally receives nonrefundable upfront payments which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of August 10, 2009, the Company is a party to four such drug delivery technology collaborations.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
14. Contingencies
     Substantial patent litigation exists in the pharmaceutical industry. Patent litigation generally involves complex legal and factual questions, and the outcome frequently is difficult to predict. An unfavorable outcome in any patent litigation involving the Company could cause the Company to be liable for substantial damages, alter its products or processes, obtain additional licenses and/or cease certain activities. Even if the outcome is favorable to the Company, the Company could incur substantial costs in litigating such matters.
Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of the filing by IMPAX of an Abbreviated New Drug Application (“ANDA”) containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or (“U.S. Dist. Delaware”). The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. It further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying it of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, the Company believes that it is entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
     On or around June 14, 2008, the Company and Endo each received a notice from IMPAX advising the Company and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, the Company and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice. The Company believes that it is entitled to a 30-month stay under the Hatch-Waxman Act beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30mg.
     In January 2009, the cases against IMPAX were reassigned to the U.S. District Court of New Jersey (“ U.S. Dist. NJ”).

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Sandoz ANDA Litigation
     On or around July 14, 2008, the Company and Endo each received a notice from Sandoz advising the Company and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, the Company and Endo filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.
     On or around November 20, 2008, the Company received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers Penwest’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, the Company and Endo, filed suit against Sandoz in the U.S. Dist. NJ. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana ® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. The Company cannot predict the outcome of this litigation. The Company and Endo intend to pursue all available legal and regulatory avenues in defense of Opana ® ER, including enforcement of the Company’s intellectual property rights and approved labeling.
     In January 2009, the case against Sandoz was reassigned to the U.S. Dist. NJ.
Barr ANDA Litigation
     On or around September 12, 2008, the Company and Endo each received a notice from Barr advising the Company and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg strength. On or around

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
September 13, 2008, the Company and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA, as amended, contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, the Company and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456. In January 2009, the case against Barr was reassigned to the U.S. Dist. NJ.
     On or around June 2, 2009, the Company and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 7.5 mg, 15 mg and 30 mg. Barr’s ANDA, as amended, contained a Paragraph IV certification against the Company’s Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 2, 2009, the Company and Endo filed a lawsuit against Barr in the U.S. Dist. NJ, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456.
Tang/Edelman Shareholder Claim
     In March and April 2009, Tang Capital Partners, LP (“Tang Capital”) and Perceptive Life Sciences Master Fund Ltd. (“Perceptive”), the Company’s two largest shareholders, brought three lawsuits against the Company. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one lawsuit remains pending. The lawsuits were brought in connection with a proxy contest initiated by Tang Capital and Perceptive.
     On March 12, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co., No. 09-2-00617-0), seeking declaratory and injunctive relief to uphold their claims that their notice of nomination of directors had satisfied the requirements set forth in the Company’s bylaws and requesting that the court issue an order preventing the Company from seeking to disallow or otherwise prevent or not recognize their nominations, or the casting of votes in favor of their designees, on the basis that they had not complied with the provisions of the Company’s bylaws or applicable state law. On March 13, 2009, Tang Capital and Perceptive moved for a preliminary injunction to enjoin the Company from mailing any ballots to shareholders that contained provisions to vote for director nominees and enjoining any shareholder vote on individuals nominated for the board of directors unless the three designees of Tang Capital and Perceptive were permitted to be nominated and votes were permitted to be cast in their favor, or a court resolved the merits of their declaratory judgment action described above. On March 20, 2009, the Company confirmed in writing that Tang Capital and Perceptive’s nomination notice had been timely received and that, assuming the accuracy and completeness of the information contained in their notice, their notice in all other respects met the requirements of the Company’s bylaws in regard to notices of intention to nominate. On March 23, 2009, Tang Capital and Perceptive withdrew their motion for injunctive relief, and on April 10, 2009, they voluntarily dismissed the suit.
     On April 20, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, King County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), No. 09-2-16472-0), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents. The Company’s position is that certain of the requested documents are outside the scope of documents for which the Washington Business Corporation Act permits a statutory inspection right and that certain of the conditions to qualify for statutory inspection rights have not been satisfied.
     On April 28, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require the Company to waive the advance notice provisions of its bylaws to permit Tang Capital and Perceptive to include a proposal in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Plaintiffs dismissed this Thurston County action, reasserting the same claims via an amended complaint in the King County action. Plaintiffs sought preliminary injunctive relief on their claims before the 2009 annual meeting of shareholders and the motion was denied by the court. Tang Capital and Perceptive then filed a subsequent claim for a trial. Although these

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
claims are still outstanding in King County, the proposed bylaw amendment was not approved by the Company’s shareholders at the 2009 annual meeting. The trial on these claims is currently scheduled for October 4, 2010.
     The Company is also a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
15. Subsequent Events
     The Company has evaluated all subsequent events through August 10, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview
     We are a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. We are currently developing A0001, or alpha tocopherol quinone, a coenzyme Q analog drug candidate that we licensed from Edison Pharmaceuticals, Inc., or Edison, for inherited mitochondrial respiratory chain diseases. We are also applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, which we refer to as drug delivery technology collaborations.
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx ® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In 2008, we began to recognize royalties from Endo related to sales of Opana ER. In the six month period ended June 30, 2009, we recognized $8.8 million in royalties from Endo related to sales of Opana ER. We are currently seeking to license Opana ER for development and commercialization in territories outside the United States. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals, or Valeant, to market Opana ER in Canada, Australia and New Zealand. We and Endo continue to work toward achieving additional licensing deals for Opana ER in other territories outside the United States. Under our agreement with Endo, we and Endo share the rights to Opana ER outside the United States, and we would share equally any economics related to Opana ER from a collaboration with a third party.
     We are currently developing A0001 under a collaboration and license agreement with Edison that we entered into in July 2007 (as amended, the “Edison Agreement”). Under the Edison Agreement, we have agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. In June 2009, we completed a Phase Ib multiple ascending dose safety study in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, we observed a dose-dependent increase in exposure approaching steady state within two to four days following repeat dosing, and were able to establish a maximum tolerated dose. Based on these results, we plan to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. We intend to commence two Phase IIa trials — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity. We expect data from both of these trials in the first half of 2010.
     We are a party to a number of collaborations involving the use of our extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator. If we are successful, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, we generally receive upfront fees, reimbursement of research and product development, or R&D, costs incurred, up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements also provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of June 30, 2009, we are a party to four such drug delivery technology collaborations. We are seeking to enter into additional drug delivery technology collaborations.
     Our strategy is to identify and develop products that address unmet medical needs, primarily for rare disorders of the nervous system. In support of this strategy, we have set four clearly defined goals for 2009:
•	Maximizing the value of Opana ER, working closely with Endo. We are working with Endo to take steps to protect and prosecute the intellectual property around Opana ER and to explore licensing opportunities for Opana ER outside the United States. The agreement with Valeant is a result of these efforts.

•	Advancing the development of A0001 drug candidate. Through the completed Phase Ib and the planned Phase IIa trials, we are seeking to establish proof of concept with respect to both safety and efficacy.

•	Monetizing the value of our proven drug delivery technologies and drug formulation expertise by executing additional deals. Our goal is to enter into at least two new collaborations in 2009. We believe that with two agreements this aspect of our business can operate on a breakeven basis, fund a portion of our overhead and provide us with a financial stake in products, should the collaborations advance into development and commercialization. In June 2009, we entered into a new collaboration with Otsuka Pharmaceuticals Co., Ltd.

•	Managing overhead and other costs to ensure that our infrastructure is sized appropriately to our priorities. In the six months ended June 30, 2009, we continued to reduce expenses and closely managed our cash expenditures, including staff reductions implemented in January 2009.
     In January 2009, we implemented staff reductions of approximately 18% of our workforce as part of our efforts to aggressively manage our overhead cost structure. The terms of the severance arrangements we entered into with terminated employees include severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these severance arrangements, we recorded a severance charge in our statement of operations for the first quarter of 2009 of $550,000, of which $117,000 was unpaid as of June 30, 2009 but will be paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative, or SG&A, expense, and R&D expense, respectively. In addition, as a result of these terminations, in the first quarter of 2009, we recorded a non-cash credit of $885,000 under SFAS No. 123R associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and R&D expense, respectively.
     Products
     Opana ER. Opana ER is an oral extended release opioid analgesic, which we developed with Endo, using our proprietary TIMERx technology. In June 2006, the FDA approved for marketing Opana ER, for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo launched Opana ER in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets, and in March 2008 in 7.5 mg, 15 mg and 30 mg tablets.
     Under the terms of our collaboration with Endo, Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the royalty holiday. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Endo has the right under our agreement to recoup the $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties. For the three and six month periods ended June 30, 2009, we recognized $4.4 million and $8.8 million, respectively, in royalties from Endo on sales of Opana ER. These royalty amounts reflect this temporary reduction. As of June 30, 2009, $13.8 million of the $28 million has been recouped by Endo.
     In March 2009, we and Endo entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent applications and patent maintenance costs related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the amendment, Endo reimbursed us for such costs and expenses incurred prior to December 31, 2008, which we had capitalized as patent assets, in the amount of $206,000. We received such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, in the second quarter of 2009. We credited such reimbursements to our patent assets in the six month period ended June 30, 2009. Patent-related costs and expenses that we incurred subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to us by Endo, with these reimbursements recorded by us as offsets to our costs.

     On June 8, 2009, Endo and Valeant signed an exclusive license granting Valeant the right to develop and commercialize Opana ER in Canada, Australia and New Zealand (the “Valeant Agreement”). Under the terms of the Valeant Agreement, Valeant paid Endo an upfront fee of C$2 million, and agreed to make payments totaling up to C$1.0 million when certain sales milestones are achieved in Canada, and AUS$1.1 million when certain regulatory and sales milestones are achieved in Australia. In addition, Valeant has agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiry or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo. In connection with the Valeant Agreement, we signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER under the Valeant Agreement. The selling price to Valeant will approximate Penwest’s costs, as defined in the agreement, and may be adjusted annually.
     In connection with the Valeant Agreement and the supply agreement, on June 8, 2009, we and Endo signed a consent agreement consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to us. As of June 30, 2009, we recorded a receivable from Endo in the amount of $764,000 for our share of the upfront payment received by Endo, which amount we recorded as deferred revenue. In accordance with the payment terms, we received this payment from Endo in July 2009. We and Endo will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.
     Opana ER is not approved for marketing outside the United States. We and Endo continue to seek collaborations to develop and commercialize Opana ER in territories outside the United States. Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. A description of our agreement with Endo is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1- Notes to Condensed Financial Statements.”
     IMPAX Laboratories, Inc., or IMPAX, Actavis South Atlantic LLC, or Actavis, Sandoz, Inc., or Sandoz, and Barr Laboratories, Inc., or Barr, have each filed abbreviated new drug applications, or ANDA’s, that, together with their respective amendments, cover all seven strengths of Opana ER. These ANDA filings each contained paragraph IV certifications under 21 U.S.C. Section 355(j). We and Endo have filed patent infringement lawsuits against each of IMPAX, Actavis, Sandoz and Barr in connection with their respective ANDA’s.
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
     On February 20, 2009, we and Endo settled all of the Actavis litigation. Both sides agreed to dismiss their respective claims and counterclaims with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of our four Orange Book-listed patents. We and Endo agreed to grant Actavis a license under US Patent No. 5,958,456 and a covenant not to sue for Actavis’s generic formulation of Opana ER under our four Orange Book-listed patents. The license and covenant not to sue will take effect on July 15, 2011, or earlier under certain circumstances.
     The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.
     A description of the legal proceedings related to Opana ER and the settlement with Actavis are included in “Part II. Item 1 — Legal Proceedings.”
     A0001. A0001, or alpha tocopherol quinone, is a coenzyme Q analog that we are developing under our collaboration and licensing agreement with Edison. Coenzyme Q is a molecule intrinsic to mitochondria and its production of energy in the body. We are developing A0001 for the treatment of inherited mitochondrial respiratory chain diseases. We believe that impairment of mitochondrial function is a significant factor in a number of inherited mitochondrial respiratory chain diseases. As such, we believe that enhancing mitochondrial function may provide substantial clinical benefit to patients suffering from mitochondrial respiratory chain disease. A0001 has shown strong biological activity in cell assays developed by Edison to test the ability of the class to rescue cells from death caused by inherited mitochondrial diseases.
     In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, we observed a dose-dependent increase in exposure approaching steady state within two to four days following repeat dosing, and were able to establish a maximum tolerated dose. Based on these results, we plan to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. We intend to commence two Phase IIa trials — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity. We expect data from both of these trials in the first half of 2010. In parallel with the Phase Ib trial, we have initiated long-term animal toxicology studies to support the clinical program.
     Under the terms of the Edison Agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and up to one additional compound of Edison’s, which we may exercise our option to select, for all indications, subject to the terms and conditions in the agreement. In the third quarter of 2009, Edison presented us with the additional compound. We expect to make a decision on our selection of this compound by the end of the third quarter.
     On May 5, 2009, we and Edison entered into an agreement under which Edison agreed that we could offset $550,000, and following that, the loan amount of $1.0 million plus accrued interest, against 50% of any future milestone and royalty payments, which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provides that we have no further contractual payment obligations in connection with the research period.
     A description of the Edison Agreement is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1. — Notes to Condensed Financial Statements.”
     Nifedipine XL. Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, which was approved by the FDA in December 1999. In March 2000, Mylan signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, and 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and as a result, Mylan entered into a letter agreement with us and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg.
     Net Loss and Profitability
     We have incurred net losses since 1994 including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. For the six month period ended June 30, 2009, our net loss was $3.1 million. As of June 30, 2009, our accumulated deficit was approximately $237 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, revenues from our drug delivery technology collaborations and, to a lesser extent, from bulk sales of TIMERx material to Endo for use in Opana ER. We anticipate that, based upon our current operating plan, which contemplates a significant reduction in our operating expenses as compared with 2008 levels, and which includes expected royalties from third parties, we will achieve quarterly profitability in the fourth quarter of 2009. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to significantly reduce our operating expenses, compared with 2008 levels, we may not be able to achieve quarterly profitability in the fourth quarter of 2009. However, even if we are able to achieve profitability on a quarterly basis, we may not be able to maintain it, or we may not be able to achieve profitability on an annual basis. Our future profitability will depend on numerous factors, including:
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
Recent Accounting Pronouncements
     A detailed description of recent accounting pronouncements is included under the caption “Recent Accounting Pronouncements” in “Part I. Item 1. — Notes to Condensed Financial Statements.”

Results of Operations for the Three and Six Month Periods Ended June 30, 2009 and 2008
Revenues

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	increase	June 30,	June 30,	increase	June 30,
	2009	(decrease)	2008	2009	(decrease)	2008
	(In thousands, except percentages)
Royalties	$4,851	803%	$537	$9,573	898%	$959
Product sales	158	(48)	302	338	(36)	530
Collaborative licensing and development revenue	250	(48)	477	618	9	566

Total revenues	$5,259	300%	$1,316	$10,529	412%	$2,055

     Our royalties increased in the three and six month periods ended June 30, 2009, as compared to the three and six month periods ended June 30, 2008, reflecting royalties received from Endo on its net sales of Opana ER. We began to recognize royalties from Endo on sales of Opana ER following the completion of the royalty holiday in the third quarter of 2008. For the three and six month periods ended June 30, 2009, we recognized $4.4 million and $8.8 million, respectively, in royalties from Endo. Partially offsetting these increased revenues were decreased royalties from Mylan as a result of a decrease in Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg.
     Our product sales in the three and six month periods ended June 30, 2009 and 2008 consisted of sales of formulated TIMERx material to Endo for use in Opana ER. Under our agreement with Endo, the selling price of formulated TIMERx material is determined periodically based on our approximate costs, which may include patent enforcement litigation costs, and patent application and maintenance costs related to Opana ER, if not otherwise reimbursed to us by Endo. Product sales decreased in the 2009 three and six month periods in comparison with the 2008 three and six month periods due to a lower selling price of TIMERx material to Endo in the 2009 three and six month periods, which resulted following the second and third amendments to our agreement with Endo. In connection with the second amendment, which we entered into with Endo in July 2008, the selling price of TIMERx material to Endo was reduced for the second half of 2008 to exclude the reimbursement of patent enforcement litigation costs we incurred in connection with Opana ER, for which Endo agreed to separately reimburse us. In addition, in connection with the third amendment, which we entered into with Endo in March 2009 as discussed above, the selling price of TIMERx material to Endo was further reduced effective January 1, 2009 and for the remainder of 2009, to exclude the reimbursement of patent application and maintenance costs we incurred in connection with Opana ER, for which Endo agreed to separately reimburse us. Partially offsetting the decreased revenue resulting from the lower selling prices was an increase in the volume of TIMERx material sold to Endo in the 2009 three and six month periods, compared with the 2008 three and six month periods. We believe the level of product sales for each of the remaining quarters of 2009 will generally be lower than the average level of product sales for the six month period ended June 30, 2009 due to the timing of planned shipments to Endo.
     Revenue from collaborative licensing and development consists of the recognition of revenue relating to reimbursements of our expenses under our drug delivery technology collaborations and on upfront payments from these collaborations. The decrease in revenue for the three month period ended June 30, 2009, compared with the three month period ended June 30, 2008, was primarily due to the timing of our development activity, reflecting a decreased level of development activity under our collaborations in progress during the 2009 three month period, as described below under “Cost of Revenues,” and a related decrease in recognizable revenue. The increase in revenue for the six month period ended June 30, 2009, compared with the six month period ended June 30, 2008, reflected overall increased development activity in the 2009 six month period, as described below under “Cost of Revenues,” and a related increase in recognizable revenue under our four collaborations in progress during the 2009 six month period.

Cost of Revenues

	Three months	Percentage	Three months	Six months	Percentage	Six months
	ended	increase	ended	ended	increase	ended
	June 30, 2009	(decrease)	June 30, 2008	June 30, 2009	(decrease)	June 30, 2008
	(In thousands, except percentages)
Cost of royalties	$95	111%	$45	$207	218%	$65
Cost of product sales	143	39	103	325	80	181
Cost of collaborative licensing and development revenue	230	(36)	360	590	37	431

Total cost of revenues	$468	(8)%	$508	$1,122	66%	$677

     Cost of royalties consists of the amortization of deferred royalty termination costs associated with royalty termination agreements, and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties increased for the three and six month periods ended June 30, 2009, compared with the three and six month periods ended June 30, 2008, primarily as a result of increased amortization of the deferred royalty termination costs as a result of increased royalty revenues recognized in the 2009 three and six month periods.
     Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo. Cost of product sales increased for the three and six month periods ended June 30, 2009, compared with the three and six month periods ended June 30, 2008, primarily as a result of an increase in the volume of TIMERx material sold to Endo in the 2009 three and six month periods for use in Opana ER.
     Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations, which are generally reimbursed by our collaborators, and includes allocations of internal R&D costs, including compensation and overhead costs associated with formulation activities under these collaborations, as well as contract and other outside service fees. These costs decreased for the three month period ended June 30, 2009, compared with the three month period ended June 30, 2008 and increased for the six month period ended June 30, 2009, compared with the six month period ended June 30, 2008, primarily due to the timing of development activity and our performance obligations associated with the various stages of our collaboration project plans. The decrease for the 2009 three month period reflected a substantial level of activity in the 2008 three month period relating to one of our collaborations. The increase for the 2009 six month period, compared with the 2008 six month period, reflected overall increased development activity under our four collaborations in progress during the 2009 six month period, compared with our one collaboration in progress during the 2008 six month period.
Selling, General and Administrative Expenses

	Three months	Percentage	Three months	Six months	Percentage	Six months
	ended	increase	ended	ended	increase	ended
	June 30, 2009	(decrease)	June 30, 2008	June 30, 2009	(decrease)	June 30, 2008
(In thousands, except percentages)

Selling, general and administrative expense	$3,283	7%	$3,071	$5,604	(24)%	$7,395

     The increase in SG&A expenses for the three month period ended June 30, 2009, compared with the three month period ended June 30, 2008 was attributable to the $1.1 million of expenses related to the proxy contest initiated by Tang Capital and Perceptive Life Sciences, and the related litigation. These increased expenses were partially offset by lower salary and benefits expenses as a result of the staff reductions that we implemented in January 2009 and the related lower share-based compensation expense, as discussed above. SG&A expenses for the six month period ended June 30, 2009 decreased, compared with the six month period ended June 30, 2008, primarily due to lower share-based compensation expense, which was largely due to a credit of $844,000 recorded in the first quarter of 2009 that resulted from the forfeiture of stock options held by former employees in connection with our January 2009 staff reductions discussed above. The decrease also reflects the inclusion in SG&A expense in the first quarter of 2008 of the impairment charge in the amount of $1.0 million that we recorded to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison agreement. These decreases were partially offset by $1.3 million of costs associated with the proxy contest and the related litigation.
     As a result of the staff reductions implemented in January 2009, as discussed above, as well as other efforts to closely manage our cost structure, we expect cost savings to reduce our SG&A expenses over the course of 2009, compared with 2008. However, the additional costs of our proxy contest and the related litigation has reduced the savings we expected in 2009.
Research and Product Development Expenses
     R&D expenses were $3.4 million and $6.4 million for the three and six month periods ended June 30, 2009, respectively, compared with $4.5 million and $10.9 million for the three and six month periods ended June 30, 2008, respectively. The decreases reflect that in the three and six month periods ended June 30, 2009, we made no contractual payments to Edison under the Edison agreement, we incurred no expenses related to the development of nalbuphine ER, we had lower compensation expenses due to staff reductions implemented in the first quarter of 2008 and the first quarter of 2009, and we recorded increased allocations of internal R&D costs related to our drug delivery technology collaborations, as noted above in “Cost of Revenues”, to cost of collaborative licensing and development revenue. These lower costs were offset by additional expenses for preclinical and clinical work conducted on A0001 in the three and six month periods ended June 30, 2009.
In the table below, R&D expenses are set forth in the following categories:

	Three months	Percentage	Three months	Six months	Percentage	Six months
	ended	increase	ended	ended	increase	ended
	June 30, 2009	(decrease)	June 30, 2008	June 30, 2009	(decrease)	June 30, 2008
	(In thousands, except percentages)
A0001 and Edison Payments	$1,521	5%	$1,454	$2,519	(31)%	$3,634
Nalbuphine ER	—	(100)	519	—	(100)	1,635
Other Phase I Products and Internal Costs	1,904	(25)	2,551	3,912	(31)	5,640

Total Research and Product Development Expense	$3,425	(24)%	$4,524	$6,431	(41)%	$10,909

In the preceding table, research and product development expenses are set forth in the following categories:
•	A0001 and Edison Payments — These expenses reflect our direct external expenses relating to the development of A0001, and for the three and six month periods ended June 30, 2008, they also reflect our funding of Edison’s research activities under the Edison agreement. These expenses approximated 44% and 39%, respectively, of our R&D expenses for the three and six month periods ended June 30, 2009.

In May 2008, we submitted an IND for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. There was a dose-dependent increase in exposure approaching steady state within two to four days following repeat dosing, and a maximum tolerated dose was established. Based on these results, we plan to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. We intend to commence two Phase IIa trials — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity and we expect data from both of these trials in the first half of 2010. In parallel with the Phase Ib trial, we have initiated long-term animal toxicology studies to support the clinical program, which we expect to complete by the fourth quarter of 2009.

We expect our A0001 and Edison Payments expenses to decline for 2009 compared with our costs for 2008, as the quarterly contract research payments to Edison were completed by the end of 2008. In the third quarter of 2009, Edison presented us with an additional compound. We expect to make a decision on our selection of this compound by the end of the third quarter. If we select this additional compound, we would be obligated to make a milestone payment to Edison in the amount of $250,000, after the 50% reduction provided for under the May 5, 2009 agreement, as described above. We cannot reasonably estimate or know the nature, timing or estimated costs of the efforts necessary to complete the development of A0001 due to the numerous risks and uncertainties associated with developing and commercializing drugs.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. In the three and six month periods ended June 30, 2008, these expenses consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER, which were underway. After the completion of the Phase IIa trial in the first quarter of 2008, we determined to seek a collaborator for the further development and commercialization of nalbuphine ER, and not to conduct any additional development work until we enter into such a collaboration. As a result, we did not incur any R&D expenses in the three and six month periods ended June 30, 2009, and we do not expect to incur any additional R&D expenses for nalbuphine ER, unless we find a collaborator to continue the development work.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, share-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active. These costs decreased in the three and six month periods ended June 30, 2009, compared with the three and six month periods ended June 30, 2008, primarily as a result of lower compensation expenses due to staff reductions implemented in March 2008 and in January 2009, allocations of internal costs related to our drug delivery technology collaborations to cost of collaborative licensing and development revenues, and lower Phase I product expenses, as we did not incur any external expenses on these product candidates.
     We evaluate product candidates on an ongoing basis and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors. As a result of the staff reductions implemented in January 2009, as discussed above, as well as other efforts to closely manage our cost structure, including our focus on advancing the development of A0001, we expect both our internal and external R&D expenses over the course of 2009 to continue to decline compared with 2008.
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

Share-Based Compensation
     We recognized share-based compensation in our statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Selling, general and administrative	$266	$526	$(302)	$1,207
Research and product development	151	215	315	450

Total share-based compensation	$417	$741	$13	$1,657

     The decrease in total share-based compensation expense in the three month period ended June 30, 2009, compared with the three month period ended June 30, 2008, is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 three month period, as a result of decreases in the market price of our common stock, and a reduction in the number of outstanding stock options in the 2009 three month period, as a result of the forfeiture of employee stock options in the first quarter of 2009 due to the January 2009 staff reductions.
     The decrease in total share-based compensation expense in the six month period ended June 30, 2009, compared with the six month period ended June 30, 2008, is primarily attributable to credits of approximately $885,000 recorded in the first quarter of 2009 under SFAS No. 123R associated with the forfeiture of employee stock options due to the January 2009 staff reductions. Such forfeitures also resulted in decreased expense in the 2009 six month period due to a reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 six month period, primarily as a result of decreases in the market price of the our common stock.
Tax Rates
     Our effective tax rates for the three and six month periods ended June 30, 2009 and 2008 were zero. Our effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, and advances under credit facilities. As of June 30, 2009, we had cash, cash equivalents and short-term investments of approximately $12.7 million.
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
     Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the Securities and Exchange Commission, or SEC, on April 10, 2008, registering for resale the shares sold in the private placement and shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to use our reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
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
     Our outstanding term loan has a term of 42 months from the date of advance. Interest-only payments were due for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount were due for the period from the end of the interest-only period through December 2008; and interest plus straight line amortization payments with respect to the remaining principal balance are due for the remainder of the term, through its maturity date in September 2010.
     The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we would be required to pay a prepayment penalty of 1.0% of any prepaid amount. As of June 30, 2009, $6.9 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight-line amortization of the remaining principal amount outstanding, as noted above. The principal payments are expected to total approximately $2.7 million over the remaining two quarters of 2009. Based on the terms of the credit facility, the loan amount currently outstanding will be fully paid by September 2010.
Cash Flows
     We had negative cash flow from operations for the six month period ended June 30, 2009 of $1.5 million, primarily due to a net loss of $3.1 million in the period, which included non-cash charges of $636,000 for depreciation and amortization. Cash flow from operations also reflected $525,000 in increased accounts payable and accrued expenses, and $511,000 in decreased prepaid expenses and other current assets.
     Net cash used in investing activities was $314,000 for the six month period ended June 30, 2009, primarily reflecting purchases of marketable securities of $499,000. Partially offsetting this use of cash were the reimbursements of patent costs by Endo in the amount of $229,000. Net cash used by financing activities was $2.7 million, reflecting the repayments of principal on our outstanding term loan described above.
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
     We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in January 2009 as described above, and have established a narrowed set of priorities for 2009, in recognition of our limited financial resources and the challenging environment in which we operate. We have however, incurred significant unplanned costs in connection with our shareholder proxy contest and the related litigation. These costs, including legal and other advisory fees, totaled $1.3 million in the six month period ended June 30, 2009, and included costs of litigation relating to three lawsuits brought by the shareholders who initiated the proxy contest, one of which lawsuits is still pending. Costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.

     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     We expect that our capital expenditures in 2009 will not exceed approximately $150,000.
     On May 7, 2009, we received notice from Draxis Specialty Pharmaceuticals Inc., or Draxis, our contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx material is currently manufactured, it will not renew our manufacturing agreement upon the expiration of the current term in November 2009. As a result of this, we plan to increase our existing inventory levels of TIMERx material during the remaining two quarters of 2009, which will require additional use of our cash resources. We are currently exploring with Endo various manufacturing alternatives, including the qualification of another manufacturer.
     We believe that there are a limited number of manufacturers that comply with cGMP regulations who are capable of manufacturing our TIMERx materials. As Draxis has indicated that it intends to discontinue with oral solid production, which includes our TIMERx material, we may not be able to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms, particularly as drug candidates advance through clinical development and move closer to regulatory approval, our business and the development and commercialization of our products could be materially adversely affected.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	the timing and amount of payments received under collaborative agreements, including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our existing development projects and any development projects we may undertake, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into new collaborations for Opana ER outside the United States and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities or equipment;

•	the timing and amount of our costs of the shareholder lawsuits filed against us and our directors in connection with our proxy contest; and the costs of any future proxy contests which may occur;

•	our success in reducing our spending and managing our costs.
     If we accelerate the development of any of our own product candidates, we will need to seek additional funding through collaborative agreements, the selling of assets, or public financings of equity or debt securities.
     We plan to meet our long-term cash requirements through our existing levels of cash and marketable securities, our revenues from collaborative agreements, as well as through equity or debt financings. On September 26, 2008, we filed a registration statement on Form S-3 with the SEC, which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by us of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. No securities have been issued under this shelf registration statement.
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
     We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Under the current economic environment, market conditions have made it very difficult for companies such as ours to obtain equity or debt financing. We believe that any such financing that we could conduct would be on significantly unfavorable terms. If we seek but are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, including our planned clinical trials, which could harm our financial condition and operating results.
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities in Danbury, CT and Patterson, NY, purchase obligations primarily relating to preclinical and clinical development, drug delivery technology collaboration obligations, payments due under our credit facility relating to interest, principal and exit fees, and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of June 30, 2009 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$412	$412	$—	$—	$—
Purchase obligations	3,193	3,193	—	—	—
Payments due under credit facility	7,693	5,938	1,755	—	—
Deferred compensation	2,541	294	587	587	1,073

Total	$13,839	$9,837	$2,342	$587	$1,073

     We lease approximately 15,500 square feet of office, and research and development space in Patterson, New York. In January 2009, we exercised our 10 month renewal option through December 31, 2009. The additional commitment under this lease is included in the table above.

     Deferred compensation, reflects the commitments described below:
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
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of June 30, 2009, the trust assets consisted of the cash surrender value of these life insurance policies totaling $1,969,000 and $77,000 held in a money market account.
     Under the terms of our Edison agreement, we are obligated to make milestone payments to Edison upon the achievement of certain clinical and regulatory events. We will not be responsible for the payment of future milestone and/or royalty payments in the event that the development program is discontinued and the agreement is terminated prior to the achievement of these events. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, we may decide to discontinue the development of A0001 or other drug candidates under the Edison Agreement. The contractual obligations listed in the table above do not include any such future potential milestone or royalty payments to Edison, including the payment we would be obligated to make to Edison in the amount of $250,000, if we decide to select the compound Edison presented to us in the third quarter of 2009.
Net Operating Loss Carryforwards
     We have determined that an ownership change occurred in 2008 under Section 382 of the Internal Revenue Code. As a result, the utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the next 20 years into 2028. We also determined that we were in a Net Unrealized Built-In Gain position (for purposes of Section 382 of the Internal Revenue Code) at the time of the ownership change, which increases our annual limitation over the next five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with FAS 109, “Accounting for Income Taxes,” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at June 30, 2009, and at December 31, 2008.
     At December 31, 2008, we had federal NOL carryforwards of approximately $91.3 million for income tax purposes, which expire at various dates beginning in 2018 through 2028. At December 31, 2008, we had state NOL carryforwards of approximately $90.4 million, which expire at various dates beginning in 2023 through 2028. In addition, we had federal research and development tax credit carryforwards of approximately $485,000, which expire in 2028. The NOLs incurred in 2008, subsequent to the 2008 ownership change of $18.8 million are not limited on an annual basis. Pursuant to Section 382 of the Internal Revenue Code, subsequent ownership changes could further limit this amount and other NOLs incurred subsequent to the 2008 ownership change. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to our future taxable earnings.
     For financial reporting purposes, at December 31, 2008 and 2007, respectively, valuation allowances of $40.6 million and $72.6 million have been recognized to offset net deferred tax assets, primarily attributable to our NOL carryforwards. As previously noted, in 2008, we reduced our tax attributes (NOLs and tax credits) as a result of our ownership change under Section 382 of the Internal Revenue Code and the limitation placed on the utilization of our tax attributes, as a substantial portion of the NOLs and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOLs were reduced by $123.3 million and the tax credits were reduced by $6.6 million upon the ownership change in 2008. The changes in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 were a decrease of approximately $32.0 million due primarily to the limitations placed on the utilization of our tax attributes as noted above, and an increase of $9.9 million and $14.3 million, respectively.
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
     At June 30, 2009, our marketable securities consisted primarily of corporate commercial paper and approximated $500,000. These marketable securities had maturity dates of up to one month. Due to the relatively short-term maturities of these securities, management believes they have no significant market risk. At June 30, 2009, market values approximated carrying values. Due to the nature of our cash equivalents, which are money market accounts at June 30, 2009, management believes they have no significant market risk. As of June 30, 2009, we had approximately $12.7 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $127,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer (who is acting as our chief financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On or around June 14, 2008, we and Endo each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, we and Endo filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30 mg.
     In January 2009, the cases against IMPAX were reassigned to the U.S. Dist. NJ.
     Actavis ANDA Litigation
     On or around February 14, 2008, we received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire(d) in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, we and Endo each received a notice from Actavis advising us and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, we and Endo each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, we and Endo filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. We believe we are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.
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
     Sandoz ANDA Litigation
     On or around July 14, 2008, we and Endo each received a notice from Sandoz advising us and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, we and Endo filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.
     On or around November 20, 2008, we and Endo received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers our U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, we and Endo filed suit against Sandoz in the U.S. Dist. NJ. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana ® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. We cannot predict the outcome of this litigation. We and Endo intend to pursue all available legal and regulatory avenues in defense of Opana ® ER, including enforcement of our intellectual property rights and approved labeling.
     In January 2009, the case against Sandoz was reassigned to the U.S. Dist. NJ.
     Barr ANDA Litigation
     On or around September 12, 2008, we and Endo each received a notice from Barr advising us and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg. On September 13, 2008, we and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA as amended contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, we and Endo filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456. In January 2009, the cases against Barr were reassigned to the U.S. Dist. NJ.
     On or around June 2, 2009, we and Endo received an additional notice that Barr’s ANDA was amended to include the strengths of 7.5 mg, 15 mg and 30 mg. Barr’s ANDA, as amended, contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 2, 2009, we and Endo filed a lawsuit against Barr in the U.S. Dist. NJ, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456

     Tang/Edelman Shareholder Claim
     Tang Capital and Perceptive Life Sciences, or Tang Capital and Perceptive, our two largest shareholders and each of which owns more than 5% of our outstanding securities, have brought three lawsuits against us. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one suit remains pending.
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
     On April 20, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, King County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents. Our position is that certain of the requested documents are outside the scope of documents for which the Washington Business Corporation Act permits a statutory inspection right and that certain of the conditions to qualify for statutory inspection rights have not been satisfied.
     On April 28, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require us to waive the advance notice provisions of our bylaws to permit Tang Capital and Perceptive to include a proposal in the proxy statement in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Plaintiffs dismissed this Thurston County action reasserting the same claims via an amended complaint in the King County action. Plaintiffs sought preliminary injunctive relief on their claims before the 2009 Annual Meeting of Shareholders and the motion was denied by the court. Tang Capital and Perceptive then filed a subsequent claim for a trial. Although this claim is still outstanding in King County, the proposed bylaw amendment and bylaw proposal was not passed by our shareholders at the annual meeting, the trial is currently scheduled for October 4, 2010.
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
We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis
     We have incurred net losses since 1994, including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. For the six month period ended June 30, 2009, our net loss was $3.1 million. As of June 30, 2009, our accumulated deficit was approximately $237 million.

     We anticipate that, based upon our current operating plan, which contemplates a significant reduction in our operating expenses, as compared to 2008 levels, and includes expected royalties from third parties, we will achieve quarterly profitability in the fourth quarter of 2009. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to significantly reduce our operating expenses, compared with 2008 levels, we may not be able to achieve quarterly profitability in the fourth quarter of 2009. However, even if we are able to achieve profitability on a quarterly basis, we may not be able to maintain it, or we may not be able to achieve profitability on an annual basis.
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
We may require additional funding, which may be difficult to obtain
     As of June 30, 2009, we had cash, cash equivalents and marketable securities of approximately $12.7 million. We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2010. If we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations through 2010 without seeking additional funding from the capital markets.
     We have taken measures to reduce our spending and to manage our costs more closely, including staff reductions that we implemented in March 2008 and January 2009, and have established a narrowed set of priorities for 2009, which recognize our limited financial resources and the challenging environment in which we operate. We have however, incurred significant unplanned costs in connection with our shareholder proxy contest and the related litigation. These costs incurred in connection with the proxy solicitation, including legal and other advisory fees, totaled $1.3 million in the six month period ended June 30, 2009, and included costs of litigation relating to three lawsuits brought by the dissident shareholders, one of which is still pending. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.
     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.

     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s and Valeant’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	the timing and amount of payments received under collaborative agreements including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg;

•	the timing and amount of our internal costs of development for drug candidates for which we acquire rights under the Edison agreement;

•	the progress of our existing development projects and any development projects we may undertake, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into collaborations for Opana ER outside the United States and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities and equipment;

•	the timing and amount of our costs in connection with our proxy contest and the shareholder lawsuits filed against us and our directors; and

•	our success in reducing our spending and managing our costs.
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
     The degree of market success of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competitive products;

•	Endo’s ability to educate the medical community about the benefits, safety profile and efficacy of Opana ER;

•	the effectiveness of Endo’s sales and marketing activities;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the pricing of Opana ER;

•	the level of stocking of Opana ER by wholesalers and retail pharmacies;

•	the required risk evaluation management strategy currently being considered by FDA; and

•	the availability of generic versions of Opana ER and the timing of generic competition.
     IMPAX, Actavis, Sandoz and Barr have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. We and Endo have filed patent infringement lawsuits against each of IMPAX, Sandoz and Barr in connection with their respective ANDAs and have settled our litigation with Actavis. Descriptions of these lawsuits are included in “Part II. Item 1. — Legal Proceedings.”
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
     We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which patents expired in September 2008 and the other of which patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. We and Endo filed patent infringement suits against IMPAX, Sandoz and Barr in connection with their respective ANDAs for Opana ER, and we settled our litigation with Actavis. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Sandoz and Barr because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX in these four strengths. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to earlier generic competition. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo and the results of our operations and financial condition.
     Our research, development and commercialization activities or any products in development may infringe or be claimed to infringe patents of competitors or other third parties. In such event, we may be ordered to pay such third parties lost profits or punitive damages. We may have to seek a license from a third party and pay license fees or royalties. Awards of patent damages can be substantial. Licenses may not be available at all or available on acceptable terms, or the licenses may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we or our collaborators are not able to obtain a license, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations.
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
Misuse and/or abuse of Opana ER, which contains a narcotic ingredient, could subject us to additional regulations, including compliance with risk management programs, which may prove difficult or expensive for us to comply with, and we and Endo may face lawsuits
     Opana ER contains a narcotic ingredient. Misuse or abuse of drugs containing narcotic ingredients can lead to physical or other harm. In the past few years, for example, reported misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. The sponsor of OxyContin also faced numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of Opana ER could also lead to additional regulation of Opana ER and subject us and Endo to litigation.
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
     Some of the drug candidates we may develop will be in the early stages of development. There will be limited information and understanding of the safety and efficacy of these drug candidates. There may not be any clinical data available. We will have to conduct preclinical testing and clinical studies to demonstrate the safety and efficacy of these drug candidates. The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators, and the Institutional Review Board or the FDA may suspend clinical trials at any time if the healthy subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. In the third quarter of 2008, we terminated the development of PW4153 after the results of a Phase I study did not meet our target profile.
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
Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims
     Even if we receive regulatory approval for A0001 or any other product candidate that we develop, we will have tested them in only a small number of carefully selected patients during our clinical trials. If our applications for marketing are approved and more patients from the general population begin to use our products, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. In addition, we may be required to conduct additional clinical trials, make changes in labeling of our products, reformulate our products or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such products are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved products or substantially increase the costs and expenses of commercializing and marketing our products.
Our controlled release drug delivery technologies rely on the ability to control the release of the active drug substances, and our business would be harmed if it was determined that there were circumstances under which the active drug substances from one of our extended release products would be released rapidly into the blood stream
     Our controlled release products and product candidates rely on our ability to control the release of the active drug substance. Some of the active ingredients in our controlled release products, including Opana ER, contain levels of active drug substance that could be harmful, even fatal, if the full dose of active drug substance were to be released over a short period of time, which is referred to as dose-dumping.
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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial-scale facilities to manufacture our TIMERx materials or other products we are developing. We currently rely on Draxis Specialty Pharmaceuticals Inc. for the bulk manufacture of our TIMERx materials under a manufacturing and supply agreement with an initial term that expires in November 2009. The agreement automatically renews for successive one-year periods, unless either party gives notice of its intent not to renew the agreement at least 180 days prior to the end of the then-current term. On May 7, 2009, we received notice from Draxis, our contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, it will not renew the manufacturing agreement with us upon the expiration of the current term in November 2009. As a result, we intend to increase our current inventory levels of TIMERx material and will work with Endo on various alternatives, including the qualification of another manufacturer. We believe that there are a limited number of manufacturers that comply with cGMP regulations and are capable of manufacturing our TIMERx materials. Although we have qualified alternate suppliers with respect to the xanthan gum and locust bean gum used to manufacture our TIMERx materials, we currently do not have a second supplier of TIMERx materials. If we are unable to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms, we may not be able to comply with our supply obligations to Endo with respect to Opana ER and our business could be materially adversely affected.
     We are not a party to any agreements with our third-party manufacturers for A0001, except for purchase orders or similar arrangements. If we are unable to enter into longer-term manufacturing arrangements for A0001 on acceptable terms, particularly as it advances through clinical development and moves closer to regulatory approval, our business and the development and commercialization of A0001 could be materially adversely affected.
     In addition, there can be no assurance that Draxis or any other third parties we rely on for supply of our TIMERx materials or other products will perform. Any failures by third party manufacturers may delay the development of products or the submission for regulatory approval, impair our or our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution, or recall some or all batches of products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $4.03 per share and $0.37 per share, respectively, during the twelve months ended June 30, 2009. On August 5, 2009, the closing market price of our common stock was $2.73. The market is currently experiencing, and from time to time experiences, significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
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
Proxy contests pursued by dissident shareholders may be costly and disruptive to our business operations
     Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. Representatives of Perceptive and Tang Capital, which currently beneficially own approximately 42% of our outstanding common stock, were elected to our board at our 2009 annual meeting of shareholders, following a proxy contest initiated by them. As part of the proxy contest, they also brought three lawsuits against us and our directors, one of which is still pending.
     This proxy contest and related litigation resulted in substantial expense to us and consumed significant attention of our management and board of directors. These costs in total were approximately $1.3 million for the six months ended June 30, 2009, which includes costs of litigation relating to lawsuits brought by the dissident shareholders. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the outstanding litigation.
     Moreover, our operations and our ability to achieve our strategic goals could be disrupted due to the uncertainty created for our employees, and current and prospective suppliers, manufacturers and collaborators as a result of the election of the two nominees, Perceptive and Tang Capital, to our board and the passage, at our 2009 annual meeting, of a resolution that they also proposed, requesting that the board take prompt and thoughtful action to wind down substantially all of our operations.

Item 4. Submission of Matters to a Vote of Security Holders
The following proposals were submitted to shareholders at our Annual Meeting of Shareholders held on June 10, 2009:
Proposal One — The proposed election of two Class III Directors.

	For	Withheld

Joseph Edelman	28,093,570	1,143,880
Kevin C. Tang	23,466,412	62,037
William James O’Shea	4,671,195	1,037,806
Dr. Andrew D. Levin	0	0
     The two nominees who receive the highest number of votes cast for election were elected directors. Joseph Edelman and Kevin C. Tang received the highest votes cast for election and were elected Class III directors to the Board of Directors and will serve until the Annual Meeting of Shareholders to be held in 2012 or until their successors are duly elected and qualified.
     The following directors did not stand for reelection as directors as their terms of office continue after the meeting: Dr. Christophe Bianchi, Paul E. Freiman, Jennifer L. Good, Dr. Peter F. Drake, Dr. David P. Meeker and Anne M. VanLent.
     Proposal Two — Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the current year.

For	Against	Abstain

26,163,182	161,945	2,912,323
     Proposal Two was approved as it received the affirmative vote of the holders of a majority of the shares of common stock present or represented and voting on the matter, as required by the bylaws of the Company.
     Proposal Three — Amendment of the 1997 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the plan to 428,000 shares.

For	Against	Abstain

12,322,499	13,880,110	3,034,840
     Proposal Three was not approved as it did not receive the affirmative vote of the holders of a majority of the shares of common stock present or represented and voting on the matter, as required by the bylaws of the Company.
     Proposal Four — Amendment to the bylaws of the Company to require that annual meetings be held every April 30, or the next business day.

For	Against	Abstain

19,779,209	7,127,736	2,330,504
     Proposal Four was not approved as it did not receive the affirmative vote of the holders of at least two-thirds of the Company’s outstanding shares of common stock entitled to vote on the matter, as required by the bylaws of the Company.
     Proposal Five — Amendment to the bylaws of the Company to require the approval of at least 75% of the directors in office for various specified actions.

For	Against	Abstain

19,495,521	7,423,145	2,318,784

     Proposal Five was not approved as it did not receive the affirmative vote of the holders of at least two-thirds of the Company’s outstanding shares of common stock entitled to vote on the matter, as required by the bylaws of the Company.
     Proposal Six — The proposed request that the Board of Directors of the Company take prompt and thoughtful action to wind down substantially all of the Company’s operations.

For	Against	Abstain

18,640,311	8,275,790	2,321,349
     Proposal Six was a non-binding proposal that was approved as it received the affirmative vote of the holders of a majority of the shares of common stock present or represented and voting on the matter, as required by the bylaws of the Company.
Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: August 10, 2009	/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Settlement Agreement dated May 5, 2009, by and between Edison Pharmaceuticals, Inc. and the Company.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.