Form 10-Q
period 2009-09-30
PENWEST PHARMACEUTICALS CO
filed 2009-11-09
CIK 1047188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34267
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2009.

Class	Outstanding
Common Stock, par value $.001	31,762,831

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
	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,802	$16,692
Marketable securities	719	—
Trade accounts receivable	5,730	4,894
Inventories — finished goods	168	440
Prepaid expenses and other current assets	1,615	1,365

Total current assets	19,034	23,391
Fixed assets, net	1,692	2,177
Patents, net	1,086	1,819
Deferred charges	1,792	2,244
Other assets, net	2,325	2,223

Total assets	$25,929	$31,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709	$745
Accrued expenses	2,143	1,695
Accrued development costs	426	385
Loan payable — current portion	5,483	5,483
Deferred compensation — current portion	294	291

Total current liabilities	9,055	8,599
Loan payable	—	4,112
Accrued financing fees	—	360
Deferred revenue	925	473
Deferred compensation	2,251	2,384

Total liabilities	12,231	15,928
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,759,545 shares at September 30, 2009 and 31,697,250 shares at December 31, 2008	32	32
Additional paid in capital	249,753	249,262
Accumulated deficit	(236,344)	(233,627)
Accumulated other comprehensive income	257	259

Total shareholders’ equity	13,698	15,926

Total liabilities and shareholders’ equity	$25,929	$31,854

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Revenues:
Royalties	$5,286	$1,039	$14,859	$1,998
Product sales	134	52	472	581
Collaborative licensing and development revenue	874	270	1,492	837

Total revenues	6,294	1,361	16,823	3,416

Operating expenses:
Cost of revenues	708	322	1,830	999
Selling, general and administrative	1,758	2,247	7,362	9,642
Research and product development	3,256	5,888	9,687	16,797

Total operating expenses	5,722	8,457	18,879	27,438

Income (loss) from operations	572	(7,096)	(2,056)	(24,022)

Investment income	3	127	14	506
Interest expense	(192)	(308)	(675)	(986)

Income (loss) before income tax expense	383	(7,277)	(2,717)	(24,502)
Income tax expense	—	—	—	—

Net income (loss)	$383	$(7,277)	$(2,717)	$(24,502)

Net income (loss) per common share:
Basic	$0.01	$(0.23)	$(0.09)	$(0.83)

Diluted	$0.01	$(0.23)	$(0.09)	$(0.83)

Weighted average shares of common stock outstanding:
Basic	31,760	31,521	31,652	29,381

Diluted	31,805	31,521	31,652	29,381

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating activities:
Net loss	$(2,717)	$(24,502)
Adjustments to reconcile net loss to net cash used in operating activities	1,445	4,143

Net cash used in operating activities	(1,272)	(20,359)
Investing activities:
Acquisitions of fixed assets	(32)	(37)
Patent costs	(34)	(267)
Proceeds from sale of fixed assets	20	286
Reimbursements of patent costs by collaborator	229	—
Proceeds from maturities of marketable securities	500	14,457
Purchases of marketable securities	(1,219)	(7,859)
Loan disbursed to collaborator	—	(1,000)

Net cash (used in) provided by investing activities	(536)	5,580

Financing activities:
Repayment of debt	(4,112)	(1,804)
Issuance of common stock, net	30	23,187

Net cash (used in) provided by financing activities	(4,082)	21,383

Net (decrease) increase in cash and cash equivalents	(5,890)	6,604
Cash and cash equivalents at beginning of period	16,692	15,680

Cash and cash equivalents at end of period	$10,802	$22,284

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
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
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo Pharmaceuticals Inc. (“Endo”) using the Company’s proprietary TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration (“FDA”) in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time and is being marketed by Endo in the United States. In the nine months ended September 30, 2009, the Company recognized $13.7 million in royalties from Endo related to sales of Opana ER.
     The Company is currently developing A0001 under a collaboration and license agreement with Edison that the Company entered into in July 2007 (as amended, the “Edison Agreement”). Under the Edison Agreement, the Company has agreed to collaborate with Edison on the development of A0001 and up to one additional drug candidate of Edison’s. In June 2009, the Company completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, the Company observed a dose-dependent increase in exposure following repeat dosing, and was able to establish a maximum tolerated dose. Based on these results, the Company plans to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. The Company intends to commence two Phase IIa trials of A0001 — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity in those indications. The Company expects data from both of these trials by the third quarter of 2010. In September 2009, the Company exercised its option under the Edison Agreement to acquire the right to a second drug candidate from Edison. The Company does not plan to commence any additional development work on this compound until after it reviews the results of the Phase IIa studies of A0001.
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
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature, except for the following: a non-cash credit recorded in the three month period ended September 30, 2009 in the amount of $347,000 relating to the cash surrender value of insurance policies held by the Company (see Note 12); a charge recorded in the three month period ended March 31, 2009 in the amount of $550,000 for severance costs associated with staff reductions implemented in January 2009 (see Note 10); a non-cash credit recorded in the three month period ended March 31, 2009 in the amount of $885,000 associated with the forfeiture of stock options held by the Company’s former employees (see Note 10);

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
and a charge recorded in the three month period ended March 31, 2008 in the amount of $1.0 million to establish a reserve against a loan receivable from Edison (see Note 14). In addition, in connection with the Company’s proxy contest associated with the Company’s 2009 annual meeting of shareholders and the related litigation (see Note 15), the Company incurred costs approximating $1.3 million during the six month period ended June 30, 2009. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     Certain prior year amounts have been reclassified herein to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.
     During the three and nine month periods ended September 30, 2009, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company has evaluated all subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements.
3. Per Share Data
Income (Loss) Per Share
This table shows the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$383	$(7,277)	$(2,717)	$(24,502)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	31,760	31,521	31,652	29,381
Dilutive effect of employee stock options	45	—	—	—

Denominator for diluted income (loss) per common share — weighted average shares	31,805	31,521	31,652	29,381

Income (loss) per share-basic	$0.01	$(0.23)	$(0.09)	$(0.83)

Income (loss) per share-diluted	$0.01	$(0.23)	$(0.09)	$(0.83)

     The following are the potential shares of common stock which were excluded from the calculation of weighted-average shares outstanding because their effect was determined to be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands of shares)
Stock options outstanding	2,210	2,683	2,656	2,607
Restricted stock outstanding (unvested)	—	134	86	144
Warrants to purchase common stock	4,070	4,070	4,070	3,026

	6,280	6,887	6,812	5,777

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASU 2009-01”). The FASB Accounting Standards Codification (the “Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP for public companies and there was no impact on the Company’s results of operations, financial position or cash flows. The Company conformed its financial statement footnote disclosures to the Codification for the three and nine month periods ended September 30, 2009.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures” (“ASU 2009-05”). The purpose of this update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. The Company’s adoption of ASU 2009-05 as of September 30, 2009 did not have a material effect on its results of operations, financial position or cash flows.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.
5. Fair Value Measurement
     Financial assets and financial liabilities are required to be measured and reported on a fair value basis using the following three categories for classification and disclosure purposes:
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company also considers counterparty credit risk in its assessment of fair value.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(Unaudited) (In thousands)
Cash and cash equivalents	$10,802	$—	$—	$10,802
Marketable securities	—	719	—	719

Total	$10,802	$719	$—	$11,521

Marketable securities represent certificates of deposit held with several banking institutions. Their original maturities are greater than three months but do not exceed one year. At September 30, 2009, the Company did not have any certificates of deposit in amounts which were in excess of the FDIC insurance limit.
6. Other Assets
     Other assets are comprised of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited) (In thousands)
Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 12):
Cash surrender value of life insurance policies	$2,285	$1,924
Money market account	40	299

	2,325	2,223

Loan receivable from collaborator (see Note 14)	1,000	1,000

	3,325	3,223
Allowance for loan receivable from collaborator	(1,000)	(1,000)

Other assets, net	$2,325	$2,223

7. Loan Payable
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
     In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: (i) its intellectual property, which is subject to a negative pledge to GE Business Financial Securities Inc.; (ii) royalty payments from Mylan Pharmaceuticals Inc. (“Mylan”) on its sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; (iii) up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and (iv) the assets of the Company’s trust described in Note 12. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. The outstanding term loan has a term of 42 months from the date of advance of March 13, 2007. Interest-only payments were due for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount were due for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance are due for the remainder of the term, through its maturity date in September 2010.

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
     As of September 30, 2009, all payments of the outstanding principal of $5.5 million under the term loan are due in less than one year.
     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in the Company’s condensed balance sheets as prepaid expenses and other current assets as of September 30, 2009 and are included in deferred charges as of December 31, 2008. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s condensed statements of operations.
8. Shareholders’ Equity
On September 26, 2008, the Company filed a registration statement on Form S-3 with the SEC, which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. The shelf registration statement is a replacement of the registration statement filed in July 2005 that was to expire in December 2008. As of November 9, 2009, no securities have been issued under the registration statement.
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
     The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised under certain circumstances pursuant to cashless exercise provisions. As of November 9, 2009, no warrants have been exercised.
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
Share-Based Compensation
     The Company recognized share-based compensation in its statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited) (In thousands)
Selling, general and administrative	$304	$524	$2	$1,731
Research and product development	143	205	458	655

Total	$447	$729	$460	$2,386

     The decrease in total share-based compensation expense in the three month period ended September 30, 2009, compared with the three month period ended September 30, 2008, is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 three month period, as a result of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
decreases in the market price of the Company’s common stock, and a reduction in the number of outstanding stock options in the 2009 three month period, as a result of the forfeiture of employee stock options in the first quarter of 2009, due to the January 2009 staff reductions (see Note 10).
     The decrease in total share-based compensation expense in the nine month period ended September 30, 2009, compared with the nine month period ended September 30, 2008, is primarily attributable to credits of approximately $885,000 recorded in the first quarter of 2009 associated with the forfeiture of employee stock options due to of the January 2009 staff reductions (see Note 10). Such forfeitures also resulted in decreased expense in the 2009 nine month period due to the reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 nine month period, primarily as a result of decreases in the market price of the Company’s common stock.
9. Cost of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited) (In thousands)
Cost of royalties	$102	$47	$309	$112
Cost of product sales	136	42	461	223
Cost of collaborative licensing and development revenue	470	233	1,060	664

Total cost of revenues	$708	$322	$1,830	$999

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
10. Staff Reductions
     In January 2009, the Company implemented staff reductions of approximately 18% of its workforce as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance arrangements include severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these staff reductions, the Company recorded a severance charge in its statement of operations for the three month period ended March 31, 2009 in the amount of $550,000, of which $21,000 was unpaid as of September 30, 2009 but will be paid over the remainder of 2009. Of such severance charge, $464,000 was recorded as selling, general and administrative expense, and $86,000 was recorded as research and development expense. In addition, as a result of these terminations, for the three month period ended March 31, 2009, the Company recorded a non-cash credit of approximately $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 was recorded as a credit to selling, general and administrative expense, and $41,000 was recorded as a credit to research and development expense. Also see Note 16 for additional staff reductions announced in November 2009.
11. Income Taxes
     The Company’s effective tax rates for the three and nine month periods ended September 30, 2009 and 2008 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating losses.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (the “SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of the Company, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $1,952,000 and $1,975,000 as of September 30, 2009 and December 31, 2008, respectively, including the current portion of approximately $147,000 at September 30, 2009, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands)
Interest cost	$30	$30	$90	$89
Amortization of prior service cost	—	—	(1)	1

Net periodic benefit cost	$30	$30	$89	$90

     In addition, the Company has a Deferred Compensation Plan (the “DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $11,000 and $14,000 for the three month periods ended September 30, 2009 and 2008, respectively and $39,000 and $43,000 for the nine month periods ended September 30, 2009 and 2008, respectively. The liability for the DCP was approximately $593,000 and $700,000 as of September 30, 2009 and December 31, 2008, respectively, including the current portion of approximately $147,000 at September 30, 2009, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the terms of the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. In the three month period ended September 30, 2009, the Company recorded a non-cash credit it received from its insurance policy issuer to selling, general and administrative expense in the amount of $347,000 relating to the cash surrender value of these policies as a result of having held the policies for 20 years. The cash surrender value of these life insurance policies totaled $2,285,000 as of September 30, 2009 and $1,924,000 as of December 31, 2008. Trust assets, including $40,000 and $299,000 held in a money market account at September 30, 2009 and December 31, 2008, respectively, are included in other assets in the Company’s condensed balance sheets.
13. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited) (In thousands)
Adjustment for funded status of post retirement plan	$257	$259

     The components of comprehensive income/(loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited) (In thousands)
Net income (loss)	$383	$(7,277)	$(2,717)	$(24,502)
Changes in unrealized net gains and losses on marketable securities	—	(3)	—	(6)
Adjustment for funded status of post retirement plan	(1)	—	(2)	1

Comprehensive income (loss)	$382	$(7,280)	$(2,719)	$(24,507)

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
14. Collaborative and Licensing Agreements
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
     Under the terms of the agreement:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, the Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER in the amount of $13.7 million for the nine month period ended September 30, 2009.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million is fully recouped. As of September 30, 2009, $9.3 million of the $28 million remains to be recouped by Endo.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.
     The Company and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008 (the “Second Amendment”). Under the terms of the Second Amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent enforcement litigation costs related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the Second Amendment, in July 2008, Endo reimbursed the Company for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. The Company credited such reimbursement to selling, general and administrative expense. Such costs incurred by the Company subsequent to June 30, 2008 were not significant and have been reimbursed to the Company by Endo.
     In March 2009, the Company and Endo entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009 (the “Third Amendment”). Under the

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
terms of the Third Amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent applications and patent maintenance related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the Third Amendment, Endo reimbursed the Company for such costs and expenses incurred prior to December 31, 2008, which had been capitalized as patent assets, in the amount of $206,000. Such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, was received by the Company in the second quarter of 2009. The Company credited such reimbursements to its patent assets in the nine month period ended September 30, 2009. Such patent related costs and expenses incurred by the Company subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to the Company by Endo, with such reimbursements recorded by the Company as offsets to its costs.
     On May 7, 2009, the Company received notice from Draxis Specialty Pharmaceuticals Inc. (“Draxis”), its contract manufacturer of TIMERx material, that as a result of Draxis’ decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, Draxis will not renew its manufacturing agreement with the Company upon the expiration of the current term in November 2009. As a result, the Company intends to increase its current inventory levels of TIMERx material and is working with Endo on the qualification of another manufacturer. Draxis has agreed to honor outstanding purchase orders that the Company has with Draxis for the Company’s present requirements of TIMERx material. The Company expects that these purchase orders will be fulfilled by approximately the end of the first quarter of 2010 and will provide the Company with a sufficient amount of TIMERx material to satisfy its current forecasted requirements until the Company has completed the qualification of another manufacturer.
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
     In connection with the Valeant Agreement and the Company’s supply agreement with Valeant, on June 8, 2009, the Company and Endo signed a consent agreement, consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to the Company. In July 2009, the Company received payment from Endo in the amount of $764,000 for the Company’s share of the upfront payment received by Endo under the Valeant Agreement, which amount the Company recorded as deferred revenue. The Company began to recognize revenue from this upfront payment in the three month period ended September 30, 2009, and expects to recognize revenue on the remainder of this payment ratably over the remaining estimated marketing period. The Company and Endo will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and an additional compound of Edison’s, which the Company had the option to select, for all indications, subject to the terms and conditions in the Edison Agreement. The Company is currently developing A0001, a drug candidate that is initially targeted for the treatment of inherited mitochondrial respiratory

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
chain diseases. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.
     As consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an upfront cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million solely to fund Edison’s research and development, with the right to draw upon such loan commitment in one or more installments at any time prior to the earliest of July 16, 2012, the occurrence of an event of default, a change in control of Edison or the termination of the Edison Agreement. The Company is also required to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement and to make royalty payments based on net sales of products containing A0001 and any other compound as to which the Company has exercised its option.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $23,000 and $67,000, respectively, for the three and nine month periods ended September 30, 2009, and $21,000 and $54,000, respectively, for the three and nine month periods ended September 30, 2008. Cumulatively, as of September 30, 2009, such accrued interest not recognized by the Company approximated $143,000.
     Under the Edison Agreement, the Company also agreed to pay Edison a total of $5.5 million over the 18 months of the research period to fund Edison’s discovery and research activities during the period. The funding was made in the form of payments made in advance each quarter. As of September 30, 2009, the Company had paid approximately $5.4 million of such amount, and no further research and development funding is currently owed to Edison in accordance with the May 5, 2009 agreement with Edison, described below. Research and development expense associated with the Edison collaboration, which included expenses relating to the development of A0001 and contract research payments and milestones to Edison were approximately $1.3 and $2.3 million for the three month periods ended September 30, 2009 and 2008, respectively, and $3.9 million and $5.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. The Company had the option to extend the term of the research period for up to three consecutive six-month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon, but the Company did not exercise this option. During the research period, Edison agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company, or under specified circumstances. Until 60 days after the later of the presentation of a development candidate by Edison, or the expiration of the research period, and in other specified circumstances, including upon the selection of such development candidate by the Company, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases . Edison’s exclusivity in certain inherited mitochondrial diseases will expire in the fourth quarter of 2009.
     In the third quarter of 2009, Edison presented the Company with the additional compound and the Company exercised its option to select this compound for all indications, subject to the terms and conditions in the Edison Agreement. Upon the selection of this additional compound, the Company became obligated to make a milestone payment to Edison, which it accrued and recorded in research and product development expense in the third quarter of 2009, and paid to Edison in October 2009.
     The license for the compounds under the Edison Agreement ends, on a country-by-country and product-by-product basis, when neither Edison nor the Company has any remaining royalty payment obligations to the other with respect to such compound. Each party’s royalty payment obligation ends upon the later of the expiration of the last-to-expire claim of all licensed patents covering such party’s product or the expiration of the FDA’s designation of such product as an orphan drug. The Edison Agreement may be terminated by the Company with 120 days prior

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
written notice to Edison. The Edison Agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.
     On May 5, 2009, the Company and Edison entered into an agreement under which Edison agreed that the Company could offset $550,000, and following that, the loan amount of $1.0 million plus accrued interest, against 50% of any future milestone and royalty payments which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provides that the Company has no further contractual payment obligations in connection with the research period. Following the milestone payment that the Company made to Edison in the fourth quarter of 2009 as noted above, $300,000 remains of the $550,000 offset provided for under the May 5, 2009 agreement.
   Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2008 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $14.9 million. The term of the letter agreement continues until such time that Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2008, 2007 and 2006, royalties from Mylan were approximately $1.8 million, $2.6 million and $3.1 million, respectively, or 21%, 77% and 89%, respectively, of the Company’s total revenue in such years.
     Royalties from Mylan were approximately $356,000 and $462,000 for the three month periods ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.4 million for the nine month periods ended September 30, 2009 and 2008, respectively.
     In October 2009, Mylan notified the Company that Mylan had informed Pfizer of Mylan’s intent not to renew its supply and distribution agreement with Pfizer, which expires in March 2010. As a result, the Company does not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
   Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of generic or third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies and its formulation expertise. In connection with these agreements, the Company generally receives nonrefundable upfront payments which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of November 9, 2009, the Company is a party to four such drug delivery technology collaborations.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Impax ANDA Litigation
     On October 3, 2007, the Company received a letter from IMPAX notifying the Company of the filing by IMPAX of an Abbreviated New Drug Application (“ANDA”) containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to the Company’s patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, the Company received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to the Company’s patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and the Company filed a lawsuit against IMPAX in the U.S. District Court of Delaware, or (“U.S. Dist. Delaware”). The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. Endo and the Company further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and the Company are null, void and of no legal effect. On December 14, 2007, the Company received a letter from IMPAX notifying the Company of a refiling of IMPAX’s ANDA for Opana ER which was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and the Company of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, the Company and Endo filed a notice of dismissal of the portion of its November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. The Company and Endo did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and the Company filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, the Company believes that it is entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Tang/Edelman Shareholder Claim
     In March and April 2009, Tang Capital Partners, LP (“Tang Capital”) and Perceptive Life Sciences Master Fund Ltd. (“Perceptive”), the Company’s two largest shareholders, brought three lawsuits against the Company; two in Thurston County, Washington, and one in King County, Washington. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one lawsuit remains pending. The lawsuits were brought in connection with a proxy contest initiated by Tang Capital and Perceptive.
     On March 12, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co., No. 09-2-00617-0), seeking declaratory and injunctive relief to uphold their claims that their notice of nomination of directors had satisfied the requirements set forth in the Company’s bylaws and requesting that the court issue an order preventing the Company from seeking to disallow or otherwise prevent or not recognize their nominations, or the casting of votes in favor of their designees, on the basis that they had not complied with the provisions of the Company’s bylaws or applicable state law. On March 13, 2009, Tang Capital and Perceptive moved for a preliminary injunction to enjoin the Company from mailing any ballots to shareholders that contained provisions to vote for director nominees and enjoining any shareholder vote on individuals nominated for the board of directors unless the three designees of Tang Capital and Perceptive were permitted to be nominated and votes were permitted to be cast in their favor, or a court resolved the merits of their declaratory judgment action described above. On March 20, 2009, the Company confirmed in writing that Tang Capital and Perceptive’s nomination notice had been timely received and that, assuming the accuracy and completeness of the information contained in their notice, their notice in all other respects met the requirements of the Company’s bylaws in regard to notices of intention to nominate. On March 23, 2009, Tang Capital and Perceptive withdrew their motion for injunctive relief, and on April 10, 2009, Tang Capital and Perceptive voluntarily dismissed the suit.
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
     On April 28, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require the Company to waive the advance notice provisions of its bylaws to permit Tang Capital and Perceptive to include a proposal in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Plaintiffs dismissed this Thurston County action, reasserting the same claims via an amended complaint in the King County action. Plaintiffs sought preliminary injunctive relief on their claims before the 2009 annual meeting of shareholders and the motion was denied by the court. Tang Capital and Perceptive then filed a subsequent claim for a trial. Although these claims are still outstanding in King County, the proposed bylaw amendment was not approved by the Company’s shareholders at the 2009 annual meeting. The trial on these claims is currently scheduled for October 4, 2010.
     The Company is also a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
16. Subsequent Events
     In November 2009, the Company announced that it would be reducing its staff from 48 to 39 and consolidating its Danbury, Connecticut headquarters into its Patterson, New York facility as of January 1, 2010. In connection with these actions, the Company anticipates recording a restructuring charge in the fourth quarter of 2009 of approximately $250,000, which amount is net of a non-cash credit associated with the expected forfeiture of stock

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
options held by affected employees. This charge relates primarily to anticipated severance arrangements and facility relocation costs, and will be recorded primarily to selling, general and administrative expense.

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
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary TIMERx ® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In 2008, we began to recognize royalties from Endo related to sales of Opana ER. In the nine month period ended September 30, 2009, we recognized $13.7 million in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals, or Valeant, to market Opana ER in Canada, Australia and New Zealand.
     In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, we observed a dose-dependent increase in exposure following repeat dosing, and were able to establish a maximum tolerated dose. Based on these results, we plan to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. We intend to commence two Phase IIa trials of A0001— one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity. We expect data from both of these trials by the third quarter of 2010. In September 2009, we exercised our option under our agreement with Edison, the Edison Agreement, to acquire the right to a second drug candidate from Edison. We do not plan to commence any additional development work on this compound until after we review the results of the Phase IIa studies of A0001.
     We are a party to a number of collaborations involving the use of our extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator. If we are successful, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, we generally receive upfront fees, reimbursement of research and product development costs incurred, up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements also provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of September 30, 2009, we are a party to four such drug delivery technology collaborations.
     Our strategy is to identify and develop products that address unmet medical needs, primarily for rare disorders of the nervous system. In support of this strategy, we have operated under four clearly defined goals in 2009:
•	Maximizing the value of Opana ER, working closely with Endo. We are working with Endo to take steps to protect and prosecute the intellectual property around Opana ER and to explore licensing opportunities for Opana ER outside the United States. The agreement with Valeant resulted from these efforts.

•	Advancing the development of A0001 drug candidate. Through the completed Phase Ib trial and the planned Phase IIa trials, we are seeking to establish proof of concept with respect to both the safety and efficacy of A0001.

•	Monetizing the value of our proven drug delivery technologies and drug formulation expertise by executing additional deals. Our goal is to enter into at least two new collaborations in 2009. We believe that with two agreements, this aspect of our business can operate on a breakeven basis, fund a portion of our overhead and provide us with a financial stake in products, should the collaborations advance into development and commercialization. In June 2009, we entered into a new collaboration with Otsuka Pharmaceuticals Co., Ltd., or Otsuka. In September 2009, we achieved a development milestone for achieving proof of principal in a Phase I pharmacokinetic study on the first collaboration signed with Otsuka. Achieving this milestone triggered a financial payment to us, which we expect to receive in the fourth quarter of 2009.

•	Managing overhead and other costs to ensure that our infrastructure is sized appropriately to our priorities. In the nine months ended September 30, 2009, we continued to reduce expenses and closely managed our cash expenditures, including staff reductions implemented in January 2009. We have reduced our selling, general and administrative, or SG&A, and research and product development, or R&D, expenses by 36% in total for the nine months ended September 30, 2009 as compared to the prior year’s nine month period. In addition, in November 2009, we announced additional cost reduction measures as discussed below.
     In January 2009, we implemented staff reductions of approximately 18% of our workforce as part of our efforts to aggressively manage our overhead cost structure. The terms of the severance arrangements we entered into with terminated employees include severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these severance arrangements, we recorded a severance charge in our statement of operations for the first quarter of 2009 of $550,000, of which $21,000 was unpaid as of September 30, 2009 but will be paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as SG&A expense and R&D expense, respectively, in the first quarter of 2009. In addition, as a result of these terminations, in the first quarter of 2009, we recorded a non-cash credit of $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to SG&A expense and R&D expense, respectively, in the first quarter of 2009.
     In November 2009, we announced that we would be reducing our staff from 48 to 39 and consolidating our Danbury, Connecticut headquarters into our Patterson, New York facility as of January 1, 2010. We expect an annualized cost reduction of approximately $2 million from the staff reduction and facilities consolidation, including a reduction in SG&A expense of approximately $1.2 million and a reduction in R&D expense of approximately $800,000, all on an annualized basis. In addition, we announced our decision to defer any new development work on A0001, other than the two Phase IIa studies, pending review and analysis of the results of those studies. We anticipate recording a restructuring charge in the fourth quarter of 2009 of approximately $250,000, which amount is net of a non-cash credit associated with the expected forfeiture of stock options held by affected employees. This charge relates primarily to anticipated severance arrangements and facility relocation costs, and will be recorded primarily to selling, general and administrative expense.
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
     Under the terms of our collaboration with Endo, Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the “royalty holiday”. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Endo has the right under our agreement to recoup the $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties. For the three and nine month periods ended September 30, 2009, we recognized $4.9 million and $13.7 million, respectively, in royalties from Endo on sales of Opana ER. These royalty amounts reflect this temporary reduction. As of September 30, 2009, $9.3 million of the $28 million remains to be recouped by Endo.
     In March 2009, Endo and we entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009, the Third Amendment. Under the terms of the

Third Amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent applications and patent maintenance costs related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the Third Amendment, Endo reimbursed us for such costs and expenses incurred prior to December 31, 2008, which we had capitalized as patent assets, in the amount of $206,000. We received such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, in the second quarter of 2009, at which time we credited such reimbursements to our patent assets. Patent-related costs and expenses that we incurred subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to us by Endo, with these reimbursements recorded by us as offsets to our costs.
     On May 7, 2009, we received notice from Draxis Specialty Pharmaceuticals Inc., or Draxis, our contract manufacturer of TIMERx material, that as a result of Draxis’ decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, it will not renew its manufacturing agreement with us upon the expiration of the current term in November 2009. As a result, we intend to increase our current inventory levels of TIMERx material and are working with Endo on the qualification of another manufacturer. Draxis has agreed to honor outstanding purchase orders we have with them for our present requirements of TIMERx material. We expect that these purchase orders will be fulfilled by approximately the end of the first quarter of 2010 and will provide us with a sufficient amount of TIMERx material to satisfy our current forecasted requirements until we have completed the qualification of another manufacturer.
     On June 8, 2009, Endo and Valeant signed an exclusive license, the Valeant Agreement, granting Valeant the right to develop and commercialize Opana ER in Canada, Australia and New Zealand. Under the terms of the Valeant Agreement, Valeant paid Endo an upfront fee of C$2 million, and agreed to make payments totaling up to C$1.0 million when certain sales milestones are achieved in Canada and AUS$1.1 million when certain regulatory and sales milestones are achieved in Australia. In addition, Valeant has agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiry or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo. In connection with the Valeant Agreement, we signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER under the Valeant Agreement. The selling price to Valeant will approximate Penwest’s costs, as defined in the agreement, and may be adjusted annually.
     In connection with the Valeant Agreement and our supply agreement with Valeant, on June 8, 2009, Endo and we signed a consent agreement consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to us. In July 2009, we received payment from Endo in the amount of $764,000 for our share of the upfront payment received by Endo under the Valeant Agreement, which amount we recorded as deferred revenue. We began to recognize revenue from this upfront payment in the three month period ended September 30, 2009, and expect to recognize revenue on the remainder of this payment ratably over the remaining estimated marketing period. Endo and we will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.
     Opana ER is not approved for marketing outside the United States. Endo and we continue to seek additional collaborations to develop and commercialize Opana ER in territories outside the United States. Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. A description of our agreement with Endo is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1- Notes to Condensed Financial Statements.”
     IMPAX Laboratories, Inc., or IMPAX, Actavis South Atlantic LLC, or Actavis, Sandoz, Inc., or Sandoz, and Barr Laboratories, Inc., or Barr, have each filed abbreviated new drug applications, or ANDA’s, that, together with their respective amendments, cover all seven strengths of Opana ER. These ANDA filings each contained paragraph IV certifications under 21 U.S.C. Section 355(j). Endo and we have filed patent infringement lawsuits against each of IMPAX, Actavis, Sandoz and Barr in connection with their respective ANDA’s.

     We intend to pursue all available legal and regulatory avenues to defend Opana ER. We believe that we are entitled to a 30-month stay under the Hatch Waxman Act against IMPAX’s ANDA, Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5mg, 10 mg, 20 mg and 40 mg. If this occurs, or if Endo and we are unsuccessful in these legal proceedings, Opana ER could be subject to generic competition earlier than the end of the 30-month stay.
     On February 20, 2009, Endo and we settled all of the Actavis litigation. Both sides agreed to dismiss their respective claims and counterclaims with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of our four Orange Book-listed patents. Endo and we agreed to grant Actavis a license under US Patent No. 5,958,456 and a covenant not to sue for Actavis’s generic formulation of Opana ER under our four Orange Book-listed patents. The license and covenant not to sue will take effect on July 15, 2011, or earlier under certain circumstances.
     The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.
     A description of the legal proceedings related to Opana ER and the settlement with Actavis are included in “Part II. Item 1 — Legal Proceedings.”
     A0001. A0001, or alpha tocopherol quinone, is a coenzyme Q analog that we are developing under our collaboration and licensing agreement with Edison. Coenzyme Q is a molecule intrinsic to mitochondria and its production of energy in the body. We are developing A0001 for the treatment of inherited mitochondrial respiratory chain diseases. We believe that impairment of mitochondrial function is a significant factor in a number of inherited mitochondrial respiratory chain diseases. As such, we believe that enhancing mitochondrial function may provide substantial clinical benefit to patients suffering from mitochondrial respiratory chain disease. A0001 has shown strong biological activity in cell assays developed by Edison to test the ability of compounds to rescue cells from death caused by inherited mitochondrial diseases.
     In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, we observed a dose-dependent increase in exposure following repeat dosing and were able to establish a maximum tolerated dose. Based on these results, we plan to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. We intend to commence two Phase IIa trials — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity. We expect data from both of these trials by the third quarter of 2010. In parallel with the Phase Ib trial, we also conducted long-term animal toxicology studies to support longer dosing in the clinical program, which we expect to complete by the end of the fourth quarter of 2009.
     Under the terms of the Edison Agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and one additional compound of Edison’s, which we selected in September 2009, for all indications, subject to the terms and conditions in the Edison Agreement. Upon our selection of this additional compound, we became obligated to make a milestone payment to Edison, which we recorded as R&D expense in the third quarter of 2009 and paid to Edison in October 2009.
     On May 5, 2009, we and Edison entered into an agreement under which Edison agreed that we could offset $550,000, and following that, the loan amount of $1.0 million plus accrued interest, against 50% of any future milestone and royalty payments, which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provides that we have no further contractual payment obligations in connection with the research period. Following the milestone payment we made to Edison in the fourth quarter of 2009, as noted above, $300,000 remains of the $550,000 offset provided for under the May 5, 2009 agreement.

     A description of the Edison Agreement is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1. — Notes to Condensed Financial Statements.”
     Nifedipine XL. Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, which was approved by the FDA in December 1999. In March 2000, Mylan signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, and 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and as a result, Mylan entered into a letter agreement with us and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. The term of the letter agreement continues until such time that Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In October 2009, Mylan notified us that Mylan had informed Pfizer of Mylan’s intent not to extend its supply and distribution agreement with Pfizer, which expires in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
     Net Loss and Profitability
     We have incurred net losses since 1994 including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. For the nine month period ended September 30, 2009, our net loss was $2.7 million. As of September 30, 2009, our accumulated deficit was approximately $236 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, revenues from our drug delivery technology collaborations and, to a lesser extent, from bulk sales of TIMERx material to Endo for use in Opana ER. For the third quarter of 2009, we reported net income of $383,000, our first quarterly net profit from continuing operations. We anticipate that, based upon our current operating plan, which includes expected royalties from third parties, we will achieve profitability in the fourth quarter of 2009 and annual profitability in 2010. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to maintain our current operating expense level, which was reduced, compared with our 2008 level, we may not be able to achieve profitability in the fourth quarter of 2009 or in the full year of 2010. However, even if we are profitable in the fourth quarter of 2009 or the full year 2010, we may not be able to sustain profitability on a quarterly or annual basis. Our future profitability will depend on numerous factors, including:
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
Results of Operations for the Three and Nine month periods ended September 30, 2009 and 2008
Revenues

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2009	(decrease)	2008	2009	(decrease)	2008
			(In thousands, except percentages)
Royalties	$5,286	409%	$1,039	$14,859	644%	$1,998
Product sales	134	158	52	472	(19)	581
Collaborative licensing and development revenue	874	224	270	1,492	78	837

Total revenues	$6,294	362%	$1,361	$16,823	392%	$3,416

     Our royalties increased in the three and nine month periods ended September 30, 2009, as compared to the three and nine month periods ended September 30, 2008, reflecting increased royalties received from Endo on its net sales of Opana ER. We began to recognize royalties from Endo on sales of Opana ER following the completion of the royalty holiday in the third quarter of 2008. For the three and nine month periods ended September 30, 2009, we recognized $4.9 million and $13.7 million, respectively, in royalties from Endo as compared to $577,000 for each of the three and nine periods ended September 30, 2008. Partially offsetting these increased revenues were decreased royalties from Mylan due to a decrease in Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg. During the fourth quarter of 2009, we expect that our royalty rate on Endo’s net sales of Opana ER will increase as we expect aggregate net sales for 2009 to exceed the $150 million annual net sales threshold, beyond which our royalty rate increases from the current royalty rate, pursuant to our agreement with Endo. We expect royalties to increase in 2010 because we expect that during the first quarter of 2010, Endo will recoup the remainder of the $28 million in development costs that Endo funded on our behalf, which will result in an end to the temporary 50% reduction in the royalty rate we earn under our agreement. In October 2009, Mylan notified us that Mylan had informed Pfizer of Mylan’s intent not to renew its supply and distribution agreement with Pfizer, which expires in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
     Our product sales in the three and nine month periods ended September 30, 2009 and 2008 consisted of sales of formulated TIMERx material to Endo for use in Opana ER. Under our agreement with Endo, the selling price of formulated TIMERx material is determined periodically based on our approximate costs, which may include patent enforcement litigation costs, and patent application and maintenance costs related to Opana ER, if not otherwise reimbursed to us by Endo. Product sales increased in the 2009 three month period in comparison to the 2008 three month period due to increased volume of TIMERx material sold to Endo. Product sales decreased in the 2009 nine month period in comparison with the 2008 nine month period due to a lower selling price of TIMERx material to Endo during the nine month period ended September 30, 2009, which resulted following the Second and Third Amendments to our agreement with Endo. In connection with the Second Amendment, which we entered into with Endo in July 2008, the selling price of TIMERx material to Endo was reduced for the second half of 2008 to exclude the reimbursement of patent enforcement litigation costs we incurred in connection with Opana ER, for which Endo agreed to separately reimburse us. In addition, in connection with the Third Amendment, which we entered into with Endo in March 2009 as discussed above, the selling price of TIMERx material to Endo was further reduced effective January 1, 2009 and for the remainder of 2009, to exclude the reimbursement of patent application and maintenance costs we incurred in connection with Opana ER, for which Endo agreed to separately reimburse us. Partially offsetting the decreased revenue resulting from the lower selling prices was an increase in the volume of TIMERx material sold to Endo in the 2009 nine month period, compared with the 2008 nine month period.
     Revenue from collaborative licensing and development consists of the recognition of revenue relating to reimbursements of our expenses under our drug delivery technology collaborations, milestones and upfront payments from these collaborations. In the three month period ended September 30, 2009, we recognized a milestone payment due to us under our first development collaboration with Otsuka Pharmaceutical Co., Ltd, or Otsuka. The increase in revenue for the three and nine month periods ended September 30, 2009, compared with the three and nine month periods ended September 30, 2008, reflects the recognition of the milestone payment due from Otsuka and overall increased development activity under our four drug delivery technology collaborations in the 2009 three and nine month periods, as described below under “Cost of Revenues,” resulting in a related increase in revenue during the 2009 three and nine month periods.
Cost of Revenues

	Three months	Percentage	Three months	Nine months	Percentage	Nine months
	ended	increase	ended	ended	increase	ended
	September 30, 2009	(decrease)	September 30, 2008	September 30, 2009	(decrease)	September 30, 2008
			(In thousands, except percentages)
Cost of royalties	$102	117%	$47	$309	176%	$112
Cost of product sales	136	224	42	461	107	223
Cost of collaborative licensing and development revenue	470	102	233	1,060	60	664

Total cost of revenues	$708	120%	$322	$1,830	83%	$999

     Cost of royalties consists of the amortization of deferred royalty termination costs associated with royalty termination agreements and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties increased for each of the three and nine month periods ended September 30, 2009, compared with the three and nine month periods ended September 30, 2008, primarily as a result of increased amortization of the deferred royalty termination costs as a result of increased royalty revenues recognized in the 2009 periods.
     Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo for use in Opana ER. Cost of product sales increased for the three and nine month periods ended September 30, 2009 compared with the three and nine month periods ended September 30, 2008, primarily as a result of an increase in the volume of TIMERx material sold to Endo in the 2009 periods.
     Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations, which are generally reimbursed by our collaborators, and includes allocations of internal R&D costs, including compensation and overhead costs associated with formulation activities under these collaborations, as well as contract and other outside service fees. These costs increased for the three and nine month periods ended September 30, 2009, compared with the three and nine month periods ended September 30, 2008, reflecting overall increased development activity under our four drug delivery technology collaborations during the 2009 periods as compared with the 2008 periods.

Selling, General and Administrative Expenses

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2009	(decrease)	2008	2009	(decrease)	2008
			(In thousands, except percentages)
Selling, general and administrative expenses	$1,758	(22)%	$2,247	$7,362	(24)%	$9,642

     The decrease in SG&A expenses for the three month period ended September 30, 2009, compared with the three month period ended September 30, 2008 was primarily attributable to a non-recurring credit we received from our insurance policy issuer in the amount of $347,000 in the 2009 three month period, related to the cash surrender value of life insurance policies we hold for our supplemental executive retirement and deferred compensation plans for our former CEO, as a result of having held the policies for 20 years, lower compensation expense as a result of the staff reductions that we implemented in January 2009 as discussed above, and lower share-based compensation expense. The decrease in SG&A expenses for the nine month period ended September 30, 2009, compared with the nine month period ended September 30, 2008 was attributable to several factors, including lower share-based compensation expense, which was due in part to a credit of $844,000 recorded in the first quarter of 2009 and a reduction in the number of outstanding stock options in the 2009 nine month period, both of which resulted from the forfeiture of stock options held by former employees due to our January 2009 staff reductions. The reduction in share-based compensation expense was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 nine month period, primarily as a result of decreases in the market price of our common stock. The decrease in SG&A expense also reflects lower compensation expense primarily due to our January 2009 staff reductions, the inclusion in SG&A expense in the first quarter of 2008 of the impairment charge in the amount of $1.0 million that we recorded to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison agreement and the credit recorded in the 2009 nine month period related to the cash surrender value of our insurance policies discussed above. These decreases were partially offset by $1.3 million of costs associated with the proxy contest initiated by Tang Capital and Perceptive Life Sciences in connection with the 2009 annual meeting of shareholders and the related litigation.
     We expect SG&A expense for the fourth quarter of 2009 to increase, compared to the third quarter of 2009, which included the non-recurring credit to the cash surrender value of our insurance policies discussed above, and due to the restructuring charge we expect to record in the fourth quarter of 2009 in connection with the staff reductions and facilities consolidation announced in November 2009 as discussed in the “Overview” above.
Research and Product Development Expenses
     R&D expenses were $3.3 million and $9.7 million for the three and nine month periods ended September 30, 2009, respectively, compared with $5.9 million and $16.8 million for the three and nine month periods ended September 30, 2008, respectively. The decreases in the three and nine month periods ended September 30, 2009, reflect that in 2009, we made no contractual payments to Edison under the Edison Agreement, other than the milestone payment due to Edison for our selection of a second compound under the Edison Agreement. The decreases also reflect that we had no expenses in the three and nine month periods ended September 30, 2009 related to the development of nalbuphine ER and PW4153, an extended release formulation of carbidopa/levodopa. In the 2009 three and nine month periods, we also had lower compensation expenses due to staff reductions implemented in the first quarter of 2008 and the first quarter of 2009, and we recorded increased allocations of internal R&D costs related to our drug delivery technology collaborations, as noted above in “Cost of Revenues”, to cost of collaborative licensing and development revenue. The decreased costs for the 2009 nine month period, compared to the 2008 nine month period, were partially offset by increased expenses for preclinical and clinical work conducted on A0001.

In the table below, R&D expenses are set forth in the following categories:

	Three months		Three months	Nine months		Nine months
	ended	Percentage	ended	ended	Percentage	ended
	September 30,	increase	September 30,	September 30,	increase	September 30,
	2009	(decrease)	2008	2009	(decrease)	2008
			(In thousands, except percentages)
A0001 and Edison Payments	$1,332	(41)%	$2,250	$3,852	(35)%	$5,884
Nalbuphine ER	—	(100)	192	—	(100)	1,827
Other Phase I Products and Internal Costs	1,924	(44)	3,446	5,835	(36)	9,086

Total Research and Product Development Expenses	$3,256	(45)%	$5,888	$9,687	(42)%	$16,797

In the preceding table, research and product development expenses are set forth in the following categories:
•	A0001 and Edison Payments — These expenses reflect our direct external expenses relating to the development of A0001, and for the three and nine month periods ended September 30, 2008, in addition to our funding of Edison’s research activities under the Edison agreement. These expenses approximated 41% and 40%, respectively, of our R&D expenses for the three and nine month periods ended September 30, 2009.

In May 2008, we submitted an IND for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. There was a dose-dependent increase in exposure approaching steady state following repeat dosing, and a maximum tolerated dose was established. Based on these results, we plan to advance A0001 into Phase IIa studies in patients with mitochondrial diseases in the fourth quarter of 2009. We intend to commence two Phase IIa trials — one trial focused on patients with Friedreich’s Ataxia and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has biological activity in those indications. We expect data from both of these trials by the third quarter of 2010. In parallel with the Phase Ib trial, we also conducted long-term animal toxicology studies to support longer dosing in the clinical program, which we expect to complete by the end of the fourth quarter of 2009.

In September 2009, Edison presented to us and we selected an additional compound that we were entitled to under the Edison Agreement. With the selection of this additional compound, we became obligated to make a milestone payment to Edison, which we accrued and recorded as research and development expense in the third quarter of 2009 and paid to Edison in October 2009. We cannot reasonably estimate or know the nature, timing or estimated costs of the efforts necessary to complete the development of A0001 or the additional compound selected, due to the numerous risks and uncertainties associated with developing and commercializing drugs. We expect our A0001 and Edison payments expenses to decline for 2009 compared with our costs for 2008, as the quarterly contract research payments to Edison were completed by the end of 2008.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. In the three and nine month periods ended September 30, 2008, these expenses consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER, which were underway. After the completion of the Phase IIa trial in the first quarter of 2008, we determined to seek a collaborator for the further development and commercialization of nalbuphine ER, and not to conduct any additional development work until we enter into such a collaboration. As a result, we did not incur any R&D expenses in the three and nine month periods ended September 30, 2009, and we do not expect to incur any additional R&D expenses for nalbuphine ER, unless we find a collaborator to continue the development work.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, share-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active. These costs decreased in the three and nine month periods ended September 30, 2009, compared with the three and nine month periods ended September 30, 2008, primarily as a result of lower compensation expense due to staff reductions implemented in March 2008 and in January 2009, allocations of internal costs related to our drug delivery technology collaborations to cost of collaborative licensing and development revenues, and lower Phase I product expenses, as we did not incur any external expenses on these product candidates. Partially offsetting these decreases was a patent impairment charge of $270,000 recorded in the 2009 three month period related to patents on technology that we no longer believe have commercial value and other patents we determined we would no longer prosecute and/or maintain.
     We evaluate product candidates on an ongoing basis and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors. As a result of the staff reductions implemented in January 2009 as discussed above, as well as other efforts to closely manage our cost structure, including our focus on advancing the development of A0001, we expect both our internal and external R&D expenses for the fourth quarter of 2009 to be lower than our R&D expenses in the fourth quarter of 2008.
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
Share-Based Compensation
     We recognized share-based compensation in our statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Selling, general and administrative	$304	$524	$2	$1,731
Research and product development	143	205	458	655

Total share-based compensation	$447	$729	$460	$2,386

     The decrease in total share-based compensation expense in the three month period ended September 30, 2009, compared with the three month period ended September 30, 2008, is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 three month period, as a result of decreases in the market price of our common stock and a reduction in the number of outstanding stock options in the 2009 three month period, as a result of the forfeiture of employee stock options in the first quarter of 2009, due to the January 2009 staff reductions.
     The decrease in total share-based compensation expense in the nine month period ended September 30, 2009, compared with the nine month period ended September 30, 2008, is primarily attributable to credits of approximately $885,000 recorded in the first quarter of 2009 associated with the forfeiture of employee stock options due to of the January 2009 staff reductions. Such forfeitures also resulted in decreased expense in the 2009 nine month period due to a reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2009 nine month period, primarily as a result of decreases in the market price of the our common stock.
Tax Rates
     Our effective tax rates for the three and nine month periods ended September 30, 2009 and 2008 were zero. Our effective tax rates differ from the federal statutory rate of a 34% benefit primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating losses.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became a publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, and advances under credit facilities. As of September 30, 2009, we had cash, cash equivalents and short-term investments of approximately $11.5 million.
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
     The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we would be required to pay a prepayment penalty of 1.0% of any prepaid amount. As of September 30, 2009, $5.5 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight-line amortization of the remaining principal amount outstanding, as noted above. The principal payments are expected to total approximately $1.4 million for the fourth quarter of 2009.

Based on the terms of the credit facility, the loan amount currently outstanding and the exit fee of $360,000, will be fully paid by September 2010.
Cash Flows
     We had negative cash flow from operations for the nine month period ended September 30, 2009 of $1.3 million, primarily due to a net loss of $2.7 million in the period, which included non-cash charges of $942,000 for depreciation and amortization, $460,000 for share based compensation and $310,000 for patent impairment charges. Cash flow from operations also reflected an increase in receivables of $836,000 related to increased accrued revenues and a $452,000 increase in deferred revenue, which is largely attributable to the upfront payment we received from Endo in connection with the Valeant Agreement described above.
     Net cash used in investing activities was $536,000 for the nine month period ended September 30, 2009, primarily reflecting purchases of marketable securities, net of maturities, of $719,000. Partially offsetting this use of cash were the reimbursements of patent costs by Endo in the amount of $229,000. Net cash used by financing activities was $4.1 million, reflecting the repayments of principal on our outstanding term loan described above.
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
     We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in January 2009 as described above, and the fourth quarter 2009 staff reductions we recently announced, and we have operated based on a narrowed set of priorities for 2009, in recognition of our limited financial resources and the challenging environment in which we operate. We have however, incurred significant unplanned costs in connection with the proxy contest associated with our 2009 annual meeting of shareholders and the related litigation. These costs, including legal and other advisory fees, totaled $1.3 million and were incurred during the six month period ended June 30, 2009, and included costs of litigation relating to three lawsuits brought by the shareholders who initiated the proxy contest, one of which lawsuits is still pending. Costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.
     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States with our partner Endo, and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     We expect that our capital expenditures for the full year 2009 will not exceed approximately $75,000.
     On May 7, 2009, we received notice from Draxis Specialty Pharmaceuticals Inc., or Draxis, our contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx material is currently manufactured, Draxis will not renew our manufacturing agreement upon the expiration of the current term in November 2009. As a result, we plan to increase our existing inventory levels of TIMERx material during the fourth quarter of 2009 and the first quarter of 2010, which will require additional use of our cash resources, and we are working with Endo on the qualification of another manufacturer. Draxis has agreed to honor outstanding purchase orders we have with them for our present requirements of TIMERx material. We expect that these purchase orders will be fulfilled by approximately the end of the first quarter of 2010 and will provide us with a sufficient amount of TIMERx material to satisfy our current forecasted requirements until we have completed the qualification of another manufacturer.
     We believe that there are a limited number of manufacturers that comply with cGMP regulations who are capable of manufacturing our TIMERx materials. As Draxis has indicated that it intends to discontinue with oral solid production, which includes our TIMERx material, we may not be able to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms. We have identified a potential manufacturer and are working on the qualification of that manufacturer. Based on our preliminary technology transfer activities with this potential manufacturer, we expect to enter into a commercial manufacturing agreement with this manufacturer on terms that are comparable to our manufacturing agreement with Draxis. In addition, if we are unable to enter into longer-term manufacturing arrangements for our products on acceptable terms, particularly as drug candidates advance through clinical development and move closer to regulatory approval, our business, and the development and commercialization of our products could be materially adversely affected.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	the timing and amount of payments received under collaborative agreements;

•	the timing and amount of our internal costs of development for drug candidates acquired under the Edison Agreement;

•	the progress of our existing development projects and any development projects we may undertake, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our ability to enter into new collaborations for Opana ER outside the United States and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities or equipment;

•	the timing and amount of our costs of the shareholder lawsuits filed against us and our directors in connection with the proxy contest related to our 2009 annual meeting of shareholders and the costs of any future proxy contests which may occur;

•	our success in reducing our spending and managing our costs.
     If we accelerate the development of any of our own product candidates, we may need to seek additional funding through collaborative agreements, the selling of assets, or public financings of equity or debt securities.
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

     We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. In the current economic environment, market conditions have made it very difficult for companies such as ours to obtain equity or debt financing. We believe that any such financing that we could conduct would be on significantly unfavorable terms. If we seek but are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, including our planned clinical trials, which could harm our financial condition and operating results.
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for facilities in Danbury, CT and Patterson, NY, purchase obligations primarily relating to preclinical and clinical development, drug delivery technology collaboration obligations, payments due under our credit facility relating to interest, principal and exit fees, and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of September 30, 2009 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$206	$206	$—	$—	$—
Purchase obligations	2,885	2,885	—	—	—
Payments due under credit facility	6,153	6,153	—	—	—
Deferred compensation	2,545	294	587	587	1,077

Total	$11,789	$9,538	$587	$587	$1,077

The leases on our facilities in Danbury, CT and Patterson, NY currently expire on December 31, 2009. We have notified the property owner for our Danbury, CT facility that we will not be renewing the lease when it expires. As discussed above under “Overview”, we have determined to consolidate our workforce into our Patterson, NY facility late in the fourth quarter of 2009. On November 3, 2009, we signed an extension to our Patterson, NY facility lease for one year through December 31, 2010, with a renewal option to us for an additional one-year period. Payments under this lease for 2010 will approximate $210,000 plus operating costs. Obligations under this lease extension are not included in the table above.
     Deferred compensation reflects the commitments described below:
•	We have a Supplemental Executive Retirement Plan, or SERP, a nonqualified plan, which covers our former Chairman and Chief Executive Officer, Tod R. Hamachek. Under the SERP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse.

•	We also have a Deferred Compensation Plan, or DCP, a nonqualified plan, which covers Mr. Hamachek. Under the DCP, effective in May 2005, we became obligated to pay Mr. Hamachek approximately $140,000 per year, including interest, in ten annual installments. However, these installments are recalculated annually based on market interest rates as provided for under the DCP.
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of September 30, 2009, the trust assets consisted of the cash surrender value of these life insurance policies totaling $2,285,000 and $40,000 held in a money market account.
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
Net Operating Loss Carryforwards
     We have determined that an ownership change occurred in 2008 under Section 382 of the Internal Revenue Code. As a result, the utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the next 20 years into 2028. We also determined that we were in a Net Unrealized Built-In Gain position (for purposes of Section 382 of the Internal Revenue Code) at the time of the ownership change, which increases our annual limitation over the next five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with ASC 740 “Income Taxes” we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at September 30, 2009, and at December 31, 2008.
     At December 31, 2008, we had NOL carryforwards for federal income tax purposes of approximately $91.3 million, which expire at various dates beginning in 2018 through 2028. At December 31, 2008, we had NOL carryforwards for state income tax purposes of approximately $90.4 million, which expire at various dates beginning in 2023 through 2028. In addition, we had federal research and development tax credit carryforwards of approximately $485,000, which expire in 2028. The NOLs incurred in 2008, subsequent to the 2008 ownership change of $18.8 million are not limited on an annual basis. Pursuant to Section 382 of the Internal Revenue Code, subsequent ownership changes could further limit this amount and other NOLs incurred subsequent to the 2008 ownership change. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to our future taxable earnings.
     For financial reporting purposes, at December 31, 2008 and 2007, respectively, valuation allowances of $40.6 million and $72.6 million have been recognized to offset net deferred tax assets, primarily attributable to our NOL carryforwards. As previously noted, in 2008, we reduced our tax attributes (NOLs and tax credits) as a result of our ownership change under Section 382 of the Internal Revenue Code and the limitation placed on the utilization of our tax attributes, as a substantial portion of the NOLs and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOLs were reduced by $123.3 million and the tax credits were reduced by $6.6 million upon the ownership change in 2008. The change in the valuation allowance for the year ended December 31, 2008 was a decrease of approximately $32.0 million due primarily to the limitations placed on the utilization of our tax attributes as noted above.
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
     At September 30, 2009, our marketable securities consisted of certificates of deposit and approximated $719,000. These marketable securities had maturity dates of up to four months. Due to the relatively short-term maturities of these securities, management believes they have minimal market risk. At September 30, 2009, market values approximated carrying values. Due to the nature of our cash equivalents, which were money market accounts at September 30, 2009, management believes they have no significant market risk. As of September 30, 2009, we had approximately $11.5 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $115,000.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer (who is also our acting chief financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Impax ANDA Litigation
     On October 3, 2007, we received a letter from IMPAX notifying us of the filing by IMPAX of an ANDA containing a Paragraph IV certification under 21 U.S.C. § 355(j) for Opana ER in four strengths, 5 mg, 10 mg, 20 mg and 40 mg. This Paragraph IV certification notice referred to our patent, U.S. Patent No. 7,276,250, which covers the formulation of Opana ER and was listed in the Orange Book as of October 2, 2007. On October 4, 2007, IMPAX announced in a press release that the FDA had rescinded the acceptance of IMPAX’s ANDA filing. On November 5, 2007, we received a letter from IMPAX notifying it of additional Paragraph IV certifications relating to our patents, U.S. Patent Nos. 5,622,933 and 5,958,456, which were listed in the Orange Book as of October 19, 2007. On November 15, 2007, Endo and we filed a lawsuit against IMPAX in the U.S. Dist. Delaware. The lawsuit against IMPAX not only alleged infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 but also sought declaratory judgment that, among other things, IMPAX had no legitimate basis to trigger the Hatch-Waxman ANDA patent litigation process because the FDA, according to IMPAX, had rescinded its acceptance of IMPAX’s ANDA. Endo and we further asked the court to declare that the Paragraph IV certification notices that IMPAX served on Endo and us are null, void and of no legal effect. On December 14, 2007, we received a letter from IMPAX notifying us of a refiling of its ANDA for Opana ER that was accepted by the FDA as of November 23, 2007. The notice letter states that IMPAX’s ANDA contains Paragraph IV certifications for the three patents noted above and that the FDA had required IMPAX to notify Endo and us of these certifications. In this notice, IMPAX also stated that it would not withdraw its prior Paragraph IV certification notices because it believed they were properly provided and because IMPAX was continuing to seek to convince the FDA to assign an earlier filing date to its ANDA. As a result of the FDA’s determination of IMPAX’s ANDA filing date and the receipt of the new Paragraph IV certification notice, on December 20, 2007, Endo and we filed a notice of dismissal of the portion of the November 15, 2007 complaint seeking declaratory judgment that, among other things, IMPAX had no basis to trigger the Hatch-Waxman ANDA patent litigation process and that any Paragraph IV certification notices served prior to November 23, 2007 were null, void and of no legal effect. Endo and we did not dismiss the patent infringement claims because IMPAX refused to withdraw its prior Paragraph IV certification notices. On January 25, 2008, Endo and we filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to IMPAX’s December notice. Given the FDA’s acceptance of IMPAX’s ANDA as of November 23, 2007, we believe that we are entitled to a 30-month stay under the Hatch-Waxman Act beginning on December 14, 2007.
     On or around June 14, 2008, Endo and we each received a notice from IMPAX advising us and Endo that IMPAX had amended its ANDA for Opana ER to include three additional strengths, 7.5 mg, 15 mg and 30 mg. This ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 25, 2008, Endo and we filed a lawsuit against IMPAX in U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456 in response to the notice. We believe that we are entitled to a 30-month stay under the Hatch-Waxman Act, beginning on June 14, 2008 with respect to IMPAX’s amended ANDA for 7.5 mg, 15 mg and 30 mg.
     In January 2009, the cases against IMPAX were reassigned to the U.S. Dist. NJ.
     Actavis ANDA Litigation
     On or around February 14, 2008, we received a notice from Actavis advising of a filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for Opana ER in four strengths: 5 mg, 10 mg, 20 mg and 40 mg. The Actavis Paragraph IV certification notice refers to our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana ER. These patents expire(d) in 2008, 2013, 2013 and 2023, respectively. On March 28, 2008, Endo and we filed a lawsuit against Actavis in the U.S. Dist. NJ, alleging infringement of U.S. Patent No. 5,958,456. On June 2, 2008, Endo and we each received a notice from Actavis advising us and Endo that Actavis had amended its ANDA for Opana ER to include two additional strengths, 7.5 mg and 15 mg. On July 2, 2008, Endo and we each received a third notice from Actavis advising that Actavis had further amended its ANDA to include the 30 mg strength. Each ANDA amendment contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250. On July 11, 2008, Endo and we filed a lawsuit against Actavis in the U.S. Dist. NJ alleging infringement of U.S. Patent No. 5,958,456 based on these two additional Paragraph IV certification notices from Actavis. We believe we are entitled to a 30-month stay with respect to Actavis’ ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg beginning February 14, 2008, with respect to Actavis’ amended ANDA covering Opana ER 7.5 mg and 15 mg beginning June 2, 2008 and against its amended ANDA covering Opana ER 30 mg beginning July 2, 2008.
     On February 20, 2009, Endo and we settled all of the Actavis litigation. Both sides agreed to dismiss their respective claims and counterclaims with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of our four Orange Book-listed patents. Endo and we agreed to grant Actavis a license under US Patent No. 5,958,456 and a covenant not to sue for its generic formulation of Opana ER under our four Orange Book-listed patents. The license and covenant not to sue will take effect on July 15, 2011, and earlier under certain circumstances.
     The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.
     Sandoz ANDA Litigation
     On or around July 14, 2008, Endo and we each received a notice from Sandoz advising us and Endo that Sandoz had filed with the FDA an ANDA for Opana ER in four strengths: 5 mg, 10 mg, 20 mg and 40 mg. This ANDA contained a Paragraph IV certification against our Orange Book listed patents: U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On August 22, 2008, Endo and we filed a lawsuit against Sandoz in the U.S. Dist. Delaware, alleging infringement of U.S. Patent No. 5,958,456 in response to this notice.

     On or around November 20, 2008, Endo and we received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of oxymorphone hydrochloride extended release tablets. The notice covers our U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, Endo and we filed suit against Sandoz in the U.S. Dist. NJ. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana ® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. We cannot predict the outcome of this litigation. Endo and we intend to pursue all available legal and regulatory avenues in defense of Opana ® ER, including enforcement of our intellectual property rights and approved labeling.
     In January 2009, the case against Sandoz was reassigned to the U.S. Dist. NJ.
     Barr ANDA Litigation
     On or around September 12, 2008, Endo and we each received a notice from Barr advising us and Endo that Barr had filed with the FDA an ANDA for Opana ER in 40 mg. On September 13, 2008, Endo and we received an additional notice that Barr’s ANDA was amended to include the strengths of 5 mg, 10 mg and 20 mg. Barr’s ANDA as amended contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On October 20, 2008, Endo and we filed a lawsuit against Barr in the U.S. Dist. Delaware, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456. In January 2009, the cases against Barr were reassigned to the U.S. Dist. NJ.
     On or around June 2, 2009, Endo and we received an additional notice that Barr’s ANDA was amended to include the strengths of 7.5 mg, 15 mg and 30 mg. Barr’s ANDA, as amended, contained a Paragraph IV certification against our Orange Book listed patents, U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250. On July 2, 2009, Endo and we filed a lawsuit against Barr in the U.S. Dist. NJ, alleging infringement of U.S. Patent Nos. 5,662,933 and 5,958,456.
     In January 2009, the case against Barr was reassigned to the U.S. Dist. NJ.
     Tang/Edelman Shareholder Claim
     Tang Capital and Perceptive, our two largest shareholders and each of which owns more than 5% of our outstanding securities, have brought three lawsuits against us: two in Thurston County, Washington and one in King County, Washington. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one suit remains pending.
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
     On April 28, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require us to waive the advance notice provisions of our bylaws to permit Tang Capital and Perceptive to include a proposal in the proxy statement in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Plaintiffs dismissed this Thurston County action reasserting the same claims via an amended complaint in the King County action. Plaintiffs sought preliminary injunctive relief on their claims before the 2009 Annual Meeting of Shareholders and the motion was denied by the court. Tang Capital and Perceptive then filed a subsequent claim for a trial. Although this claim is still outstanding in King County, the proposed bylaw amendment and bylaw proposal was not passed by our shareholders at the annual meeting. The trial is currently scheduled for October 4, 2010.
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
     The following discussion includes six revised risk factors (“We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis;” “We may require additional funding, which may be difficult to obtain;” “We are dependent on our collaborators to manufacture and commercialize our products;” “We face significant competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do;” “We have only limited manufacturing capabilities and will be dependent on third party manufacturers;” and “The market price of our common stock may be volatile”) that reflect material developments subsequent to the discussion of risk factors included in our quarterly report on Form 10-Q filed on August 10, 2009.
   We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis
     We have incurred net losses since 1994, including net losses of $26.7 million, $34.5 million and $31.3 million during 2008, 2007 and 2006, respectively. For the nine month period ended September 30, 2009, our net loss was $2.7 million. As of September 30, 2009, our accumulated deficit was approximately $236 million.
     We were profitable in the third quarter of 2009, with a net profit of $383,000, our first quarterly net profit from continuing operations. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to maintain our current operating expense level, which was reduced, compared with our 2008 level, we may not be able to achieve profitability for the fourth quarter of 2009 or the full year 2010. We may not be able to achieve profitability on a quarterly or annual basis in future periods, and even if we are able to achieve profitability, we may not be able to maintain it.
     Developing drug candidates to treat rare disorders of the nervous system will require us to incur substantial costs and expenses associated with preclinical and clinical trials, regulatory approvals and commercialization. For instance, if we determine to advance A0001 into later stage clinical trials in 2010, such costs and expenses are likely to increase. As a result, these expenses may affect our profitability. Net losses have had and will continue to have an adverse effect on our shareholders’ equity, total assets and working capital.
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
     We may require additional funding, which may be difficult to obtain
     As of September 30, 2009, we had cash, cash equivalents and marketable securities of approximately $11.5 million. We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2010. If we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, we may not be able to fund our ongoing operations through 2010 without seeking additional funding from the capital markets.
     We have taken measures to reduce our spending and to manage our costs more closely, including staff reductions that we implemented in March 2008 and January 2009, and the staff reductions we announced in the fourth quarter of 2009. We are operating based on a narrowed set of priorities in 2009 and we recognize our limited financial resources and the challenging environment in which we operate. We have however, incurred significant unplanned costs in connection with the shareholder proxy contest related to our 2009 annual meeting of shareholders and the related litigation. These costs incurred in connection with the proxy solicitation, including legal and other advisory fees, totaled $1.3 million in the nine month period ended September 30, 2009, and included costs of litigation relating to three lawsuits brought by the dissident shareholders, one of which is still pending. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation.
     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States with our partner Endo, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s and Valeant’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	the timing and amount of payments received under collaborative agreements, including our agreement with Mylan with respect to Pfizer’s generic version of Procardia XL 30 mg and other drug delivery technology collaborations;

•	the timing and amount of our internal costs of development for drug candidates for which we acquire rights under the Edison Agreement;

•	the progress of our existing development projects and any development projects we may undertake, funding obligations with respect to the projects and the related costs to us of clinical studies for our product candidates;

•	our and Endo’s ability to enter into collaborations for Opana ER outside the United States and our drug delivery technologies, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	the level of our investment in capital expenditures for facilities and equipment;

•	the timing and amount of our costs in connection with any future proxy contest in connection with our annual meetings of shareholders and the shareholder lawsuits filed against us and our directors; and

•	our success in reducing our spending and managing our costs.
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
   Our ability to generate revenues depends heavily on the success of Opana ER
     We made a significant investment of our financial resources in the development of Opana ER. In the near term, our ability to generate significant revenues will depend primarily on the growth of Opana ER sales by Endo. Opana ER competes with a number of approved drugs manufactured and marketed by major pharmaceutical companies and generic versions of some of these drugs. Opana ER may have to compete against new drugs and generic versions of Opana ER that may enter the market in the future.
     The degree of market success of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competing products;

•	Endo’s ability to educate the medical community about the benefits, safety and efficacy of Opana ER;

•	the effectiveness of Endo’s sales and marketing activities;

•	the potential impact of tamper resistant opioids newly available in the market;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the pricing of Opana ER;

•	the level of stocking of Opana ER by wholesalers and retail pharmacies;

•	the required risk evaluation management strategy currently being considered by FDA; and

•	the availability of generic versions of Opana ER and the timing of generic competition.

     IMPAX, Actavis, Sandoz and Barr have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Endo and we have filed patent infringement lawsuits against each of IMPAX, Sandoz and Barr in connection with their respective ANDAs and have settled our litigation with Actavis. Descriptions of these lawsuits are included in “Part II. Item 1. — Legal Proceedings.”
     Endo and we intend to pursue all available legal and regulatory avenues defending Opana ER. The new dosage form exclusivity for Opana ER granted by the FDA in connection with its approval of Opana ER expired in June 2009. In addition, we believe that we are entitled to a 30-month stay against IMPAX’s ANDA, Actavis’ ANDA, Sandoz’s ANDA and Barr’s ANDA under the Hatch-Waxman Act. IMPAX has announced that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If this occurs or if Endo and we are unsuccessful in our Hatch-Waxman patent lawsuits, Opana ER could be subject to generic competition earlier. We expect that competition from one or more of these generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we receive from Endo and our results of operations and financial condition.
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
   Our success depends on our ability, or our collaborator’s ability, to protect our patents and other intellectual property rights
     Our success depends in significant part on our ability, or our collaborator’s ability, to obtain patent protection for our products, both in the United States and in other countries, or on our collaborator’s ability to obtain patents with respect to products on which we are collaborating with them. Our success also depends on our and our collaborator’s ability to enforce these patents. Patent positions can be uncertain and may involve complex legal and factual questions. Endo and we have filed additional patent applications with respect to Opana ER which, if issued, could delay generic competition. However, patents may not be issued from these patent applications or any other patent applications that we own or license. If patents are issued, the claims allowed may not be as broad as we have anticipated and may not sufficiently cover our drug products or our technologies. In addition, issued patents that we own or license may be challenged, invalidated or circumvented and we may not be able to bring suit to enforce these patents.
     We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which patents expired in September 2008 and the other of which patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. Endo and we filed patent infringement suits against IMPAX, Sandoz and Barr in connection with their respective ANDAs for Opana ER, and we settled our litigation with Actavis. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Sandoz and Barr because we initiated the suit within 45 days of our receipt of their respective notice letters. However, IMPAX has publicly disclosed that it is seeking to reinstate an earlier filing date of its ANDA covering Opana ER 5 mg, 10 mg, 20 mg and 40 mg. If IMPAX is successful, we will not be entitled to the 30-month stay against IMPAX in these four strengths. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and unfavorable rulings do occur. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to earlier generic competition. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo and the results of our operations and financial condition.
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
   We are dependent on our collaborators to manufacture and commercialize our products
     We have historically collaborated with partners to facilitate the manufacture and commercialization of our products and product candidates. We continue to depend on our collaborators to manufacture, market and sell our products. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States and on Mylan to market and sell Pfizer’s generic version of Procardia XL 30 mg. In October 2009, Mylan notified us that Mylan had informed Pfizer of Mylan’s intent not to renew its supply and distribution agreement with Pfizer, which expires in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
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
     Furthermore, the DEA limits the availability of the active drug substance used in Opana ER. As a result, Endo’s procurement quota of the active drug substance may not be sufficient to meet commercial demands. Endo must apply to the DEA annually for the procurement quota in order to obtain the substance. Any delay or refusal by the DEA in establishing the procurement quota could cause trade inventory disruptions, which could have a material adverse effect on our business, financial condition and results of operations.
Misuse and/or abuse of Opana ER, which contains a narcotic ingredient, could subject us to additional regulations, including compliance with risk management programs, which may prove difficult or expensive for us to comply with, and we may face lawsuits as a result
     Opana ER contains a narcotic ingredient. Misuse or abuse of drugs containing narcotic ingredients can lead to physical or other harm. In the past few years, for example, reported misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling. The sponsor of OxyContin also faced numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of Opana ER could also lead to additional regulation of Opana ER and subject us to litigation.
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
     Opana ER faces competition from products with the same indications. For instance, Opana ER competes in the moderate to severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz and Barr. Recently, tamper resistant formulations of morphine have been approved by the FDA and we are aware of tamper resistant formulations of oxycodone that are under development. We expect that these products will also compete against Opana ER.
     Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial disease pathways. Santhera Pharmaceuticals is currently conducting clinical trials of the coenzyme Q analog, idebenone for the diseases of Friedreich’s Ataxia, Duchenne’s muscular dystrophy, and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for Friedreich’s Ataxia under the brand name Catena ®. Repligen, through the acquisition of an HDAC inhibitor, is also planning studies in Friedreich’s Ataxia. If these companies are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to receive regulatory approvals for our products if these products have orphan drug exclusivity or to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be market competitive.
     Our drug delivery technologies and our efforts to enter into drug delivery technology collaborations, face competition from numerous public and private companies and their extended release technologies, including the oral osmotic pump (OROS) technology marketed by Johnson & Johnson, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, and traditional matrix systems marketed by SkyePharma plc, as well as a gastroretentive system by Depomed.
If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products such as A0001
     In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, either because the FDA or other regulatory agencies object for other reasons. With respect to our approved products, including Opana ER, we have relied on our collaborators to conduct clinical trials and obtain regulatory approvals. We may develop the product candidates we obtain under our collaboration with Edison independently, including controlling the clinical trials and regulatory submissions with the FDA or European Medicines Agency (EMEA). We have limited experience in conducting Phase II and Phase III clinical trials and to date have not obtained approval for the marketing of a drug product. In 2005, we submitted an NDA for a product we were developing, PW2101, but we received a non-approvable letter from the FDA and terminated the development program.
     Even if we complete a clinical trial of one of our potential products, the clinical trial may not prove that our product is safe or effective to the extent required by the FDA, the EMEA, or other regulatory agencies to approve the product. We or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, Endo received an approvable letter for Opana ER from the FDA in response to its NDA for Opana ER, which required Endo to conduct an additional clinical trial and which significantly delayed the approval of Opana ER. In addition, regulators may require post-marketing testing and surveillance to monitor the safety and efficacy of a product.

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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial-scale facilities to manufacture our TIMERx materials or other products we are developing. We currently rely on Draxis Specialty Pharmaceuticals Inc. for the bulk manufacture of our TIMERx materials under a manufacturing and supply agreement with an initial term that expires in November 2009. On May 7, 2009, we received notice from Draxis, our contract manufacturer of TIMERx material, that as a result of its decision to cease manufacturing of solid dosage form products in the facility in which TIMERx is currently manufactured, it will not renew the manufacturing agreement with us upon the expiration of the current term in November 2009. As a result, we intend to increase our current inventory levels of TIMERx material and are working with Endo on the qualification of another manufacturer. We believe that there are a limited number of manufacturers that comply with cGMP regulations and are capable of manufacturing our TIMERx materials. We have identified a potential manufacturer and are working on the qualification of that manufacturer. Based on our preliminary technology transfer activities with this potential manufacturer, we expect to enter into a commercial manufacturing agreement with this manufacturer on terms that are comparable to our manufacturing agreement with Draxis. However, we may not be able to qualify the manufacturer or to enter into a commercial manufacturing agreement on terms acceptable to us. Although we have qualified alternate suppliers with respect to the xanthan gum and locust bean gum used to manufacture our TIMERx materials, we currently do not have a second supplier of TIMERx materials. If we are unable to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms, we may not be able to comply with our supply obligations to Endo and Valeant with respect to Opana ER, and our business could be materially adversely affected.
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
If we are unable to retain our key personnel and continue to attract additional professional staff, we may not be able to maintain or expand our business
     Because of the scientific nature of our business, our ability to develop products and compete with our current and future competitors will remain highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. The loss of key scientific, technical or managerial personnel, or the failure to recruit additional key personnel, could have a material adverse effect on our business. We do not have employment agreements with our key executives and we cannot guarantee that we will succeed in retaining all of our key personnel. There is intense competition for qualified personnel in our industry, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the success of our business.
   The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $3.17 per share and $0.37 per share, respectively, during the twelve months ended September 30, 2009. On November 3, 2009, the closing market price of our common stock was $2.24. The market from time to time experiences, significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
Specific provisions of our Shareholder Rights Plan, Articles of Incorporation and Bylaws and the laws of Washington State make a takeover of Penwest or a change in control or management of our Company more difficult
     We have adopted a shareholder rights plan, often referred to as a poison pill. The rights issued under the plan will cause substantial dilution to a person or group that attempts to acquire us on terms that are not approved by our board of directors, unless the board first determines to redeem the rights. Various provisions of our Articles of Incorporation, our Bylaws and the laws of the State of Washington may also have the effect of deterring hostile takeovers, or delaying or preventing changes in control or management of our company, including transactions in which our shareholders might otherwise receive a premium for their shares over then — current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interest. We may in the future adopt measures that may have the effect of deterring hostile takeovers, or delaying or preventing changes in control or management of our company.
Proxy contests pursued by dissident shareholders may be costly and disruptive to our business operations
     Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. Representatives of Perceptive and Tang Capital, which currently beneficially own approximately 42% of our outstanding common stock in the aggregate, were elected to our board of directors at our 2009 annual meeting of shareholders, following a proxy contest initiated by them. As part of the proxy contest, they also brought three lawsuits against us and our directors, one of which is still pending.
     This proxy contest and related litigation resulted in substantial expense to us and consumed significant attention of our management and board of directors. These costs in total were approximately $1.3 million for the nine months ended September 30, 2009, which includes costs of litigation relating to lawsuits brought by the dissident shareholders. The costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the outstanding litigation.
     Moreover, our operations and our ability to achieve our strategic goals could be disrupted due to the uncertainty created for our employees, and current and prospective suppliers, manufacturers and collaborators as a result of the election of the two nominees, Perceptive and Tang Capital, to our board of directors and the passage, at our 2009 annual meeting of shareholders, of a resolution that Perceptive and Tang Capital proposed, requesting that our board of directors take prompt and thoughtful action to wind down substantially all of our operations.
Item 6. Exhibits
     See exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: November 9, 2009	/s/ Jennifer L. Good
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