Form 10-K
period 2009-12-31
PENWEST PHARMACEUTICALS CO
filed 2010-03-16
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34267
PENWEST PHARMACEUTICALS CO.
(Exact name of registrant as specified in its charter)

Washington	91-1513032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2981 Route 22	12563-2335
Suite 2	(Zip Code)
Patterson, New York
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2009 was approximately $52,235,000 based on the last sale price of the Registrant’s Common Stock on the Nasdaq National Market on June 30, 2009. The number of shares of the Registrant’s Common Stock outstanding as of March 10, 2010 was 31,808,790.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held on June 22, 2010 are incorporated by reference into Part III of this Form 10-K.

PENWEST PHARMACEUTICALS CO.

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “could,” “should,” “targets,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under “Risk Factors” in Item 1A. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur, and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. In addition, any forward-looking statements represent our estimates only as of the date this annual report is filed with the SEC and should not be relied upon as representing our estimates as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our estimates change.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. We are currently developing A0001, or α-tocopherolquinone, a coenzyme Q analog, for inherited mitochondrial respiratory chain diseases. We are also applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, which we refer to as drug delivery technology collaborations.

Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In 2009, we recognized $19.3 million in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals International, or Valeant, to develop and commercialize Opana ER in Canada, Australia and New Zealand. Opana ER is not approved for sale in any country other than the United States.

We are conducting two Phase IIa clinical trials of A0001. We initiated one trial in patients with Friedreich’s Ataxia, or FA, a rare degenerative neuro-muscular disorder, and the second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. We expect data from both of these trials by the third quarter of 2010.

We are a party to a number of collaborations involving the use of our proprietary extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator using our proprietary extended release drug delivery technology. If we successfully formulate the compound, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, manufacture and, ultimately, the commercialization of the product. We are currently a party to four such drug delivery technology collaborations with Otsuka Pharmaceuticals Co., or Otsuka. We signed two of these collaborations with Otsuka in 2009.

We are operating under five clearly defined goals for 2010:

•	Working closely with Endo to maximize the value of Opana ER.

•	Completing the two Phase IIa trials of A0001 in patients with FA and MELAS syndrome and making a decision regarding further development of this compound.

•	Exploring potential licensing opportunities for A0001 in anticipation of the completion of the Phase IIa trials.

•	Continuing to grow the Company’s drug delivery business both by completing formulation work on compounds under development and signing additional collaboration agreements.

•	Continuing to aggressively manage our expenses to ensure our costs are appropriate given our priorities.

Our board of directors currently intends to declare a special cash dividend in the fourth quarter of 2010 following the repayment of the debt. We expect that the special dividend would be between $0.50 and $0.75 per share. Any determination to pay a dividend would be subject to Endo’s net sales for Opana ER during 2010 and any other events that may arise that would limit the availability of our cash resources for distribution. Our board of directors also plans to continue to consider additional cash dividends in future years as our cash resources warrant.

Products

Opana ER

Opana ER is an oral extended release opioid analgesic that we developed with Endo using our proprietary TIMERx technology. In June 2006, the FDA approved Opana ER for marketing for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid treatment for an extended period of time. Under the terms of our collaboration with Endo, Endo launched Opana ER in the United States in July 2006 in 5 mg, 10 mg, 20 mg and 40 mg tablets, and in March 2008 in 7.5 mg, 15 mg and 30 mg tablets. In 2009, we recognized $19.3 million in royalty revenues from Endo related to net sales of Opana ER.

Endo Collaboration.  Under the terms of our collaboration with Endo, Endo is responsible for marketing and selling Opana ER in the United States. Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the “royalty holiday”. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Since that time through December 31, 2009, we have recognized $24.3 million in royalties on net sales of Opana ER. The royalties, however, reflect a temporary 50% reduction under our agreement with Endo as Endo has the right to recoup $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties. As of December 31, 2009, $3.7 million of the $28 million remained to be recouped by Endo. We believe this amount will be fully recouped by Endo during the first quarter of 2010, and that a portion of the royalty paid to us by Endo for the first quarter of 2010 will be paid at the full royalty rate. A description of our agreement with Endo is included below under the caption “Collaborative and Licensing Agreements”.

Opana ER Outside the United States.  Opana ER is not approved for marketing outside the United States. Endo and we are seeking collaborations to develop and commercialize Opana ER in territories outside the United States. Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States are divided equally between Endo and us. In June 2009, Endo and Valeant signed an exclusive license, the Valeant Agreement, granting Valeant the right to develop and commercialize Opana ER in Canada, Australia and New Zealand. Under the terms of the Valeant Agreement, Valeant paid Endo an up-front fee of C$2 million, and agreed to make payments totaling up to C$1.0 million upon the achievement of sales milestones in Canada and payments totaling up to AUS$1.1 million upon the achievement of regulatory and sales milestones in Australia and New Zealand. In addition, Valeant agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiration or generic entry. In connection with the Valeant Agreement, we signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER.

In connection with the Valeant Agreement and our supply agreement with Valeant, Endo and we signed a consent agreement consenting to these arrangements and confirming that Endo would pay us 50% of all proceeds it received from Valeant under the Valeant Agreement with respect to Opana ER. In July 2009, Endo paid us $764,000 as our share of the up-front payment received by Endo under the Valeant Agreement.

We expect Valeant to file for marketing approval in these territories in the first half of 2010.

Opana Exclusivity.  There are currently four patents listed in the Orange Book, one of which expired in September 2008. The patents cover the formulation of Opana ER. IMPAX Laboratories, Inc., or IMPAX, Actavis South Atlantic LLC, or Actavis, Sandoz, Inc., or Sandoz, and Barr Laboratories, Inc., or Barr, have each filed abbreviated new drug applications, or ANDAs, that, together with their respective amendments, cover all seven strengths of Opana ER. These ANDA filings each contained paragraph IV certifications under the Hatch-Waxman Act. Endo and we have filed patent infringement lawsuits under two of the Orange Book listed patents which expire in 2013 against each of IMPAX, Actavis, Sandoz and Barr, in connection with their respective ANDAs, although in February 2009 we settled litigation with Actavis. Roxane Laboratories, or Roxane, and Watson Laboratories Inc., or Watson, have each filed ANDA’s for the 40 mg dosage strength. These ANDA filings each contained paragraph IV certifications as well, and Endo and we filed a lawsuit against Roxane and Watson. Under the Hatch-Waxman Act, the FDA may not grant final approval of any of these ANDA’s for 30 months after the date we received the certifications. Following the expiration of the 30-month stay, the FDA could grant final marketing approval to any of these ANDA’s whether or not the litigation is still pending. The 30-month stay for IMPAX expires in June 2010. As a result, if IMPAX receives final marketing approval of its ANDA upon expiration of the 30-month stay, IMPAX could begin to market and sell its generic version of Opana ER, whether or not the patent litigation is then ongoing, as early as June 2010. If, however, IMPAX begins to market and sell their generic version of Opana ER while the patent litigation is then ongoing, and IMPAX is ultimately found to infringe the patents being litigated, IMPAX could be liable for up to treble damages. The 30-month stays are for each of our ANDA’s and do not expire until the beginning of 2011 at the earliest.

A description of the legal proceedings related to Opana ER and the settlement with Actavis are included in “Part I. Item 3 — Legal Proceedings.”

A0001.  A0001, or α-tocopherolquinone, is a coenzyme Q analog that we are developing for the treatment of inherited mitochondrial respiratory chain diseases. We have licensed exclusive rights to A0001, as well as a second compound under a collaboration and licensing agreement with Edison Pharmaceuticals, Inc., or Edison.

Mitochondrial diseases are devastating, potentially life-threatening illnesses. Mitochondrial diseases are diseases in which the mitochondria in the body is damaged or not functioning properly, which results in a variety of diseases and disorders. We are focusing our development on mitochondrial diseases of the respiratory chain. We believe that impairment of mitochondrial function is a significant factor in a number of inherited mitochondrial respiratory chain diseases, including FA and MELAS. We believe that enhancing mitochondrial function may provide substantial clinical benefit to patients suffering from mitochondrial respiratory chain disease. A0001 is a coenzyme Q analog, and coenzyme Q is a molecule intrinsic to mitochondria and its production of energy in the body. We believe that A0001 has shown strong biological activity in cell assays developed by Edison to test the ability of A0001 to rescue cells from death caused by inherited mitochondrial diseases.

We are currently focusing our development efforts on FA and MELAS. No drugs have been approved in the United States or Europe for either of these diseases.

FA is a debilitating, life-shortening, degenerative neuro-muscular disorder. About one in 50,000 people in the United States have FA. Onset of symptoms can vary from childhood to adulthood. FA patients have gene mutations that limit the production of a protein called frataxin. Frataxin is known to be an important protein that functions in the mitochondria of the cell. Frataxin helps to regulate iron and is involved with the formation of iron-sulfur clusters, which are necessary components in the function of the mitochondria and thus energy production. It is also known that specific cells degenerate in people with FA, and that this is directly manifested in the symptoms of the disease. The signs and symptoms of FA include loss of coordination in the arms and legs, fatigue, energy deprivation, muscle loss, vision impairment, hearing loss, slurred speech, aggressive scoliosis, diabetes and hypertrophic cardiomyopathy, a heart condition involving an enlarged heart.

MELAS is a rare progressive neurodegenerative disorder that involves multiple system organs, including the central nervous system, skeletal muscle, eye and cardiac muscle. MELAS is caused by mutations in the DNA in the mitochondria, with the majority of the patients with clinical characteristics of MELAS having a DNA point mutation at A3243G. In many patients with MELAS syndrome, presentation occurs with the first stroke-like episode, usually when an individual is between four and fifteen years of age. There is no known treatment for the underlying disease which is progressive and fatal. MELAS is an acronym for mitochondrial myopathy (weakness of muscles throughout the body), encephalopathy (disease of the central nervous system), lactic acidosis (abnormal build-up of lactic acid, normally a waste product in the body) and stroke.

A0001 has received orphan drug designation from the FDA for the treatment of inherited mitochondrial respiratory chain diseases, and we plan to file for orphan drug status for A0001 in the European Union. Orphan drug exclusivity, if granted, generally provides seven years of marketing exclusivity in the United States and ten years in Europe. A0001 has also been granted Fast Track designation by the FDA for FA. The primary benefits of fast track designation are increased communication with the FDA and the ability to submit and have the FDA review a rolling new drug application, or NDA.

Santhera Pharmaceuticals, or Santhera, is currently conducting clinical trials of idebenone, also a coenzyme Q analog, for the diseases of FA, Duchenne’s muscular dystrophy, MELAS and Leber’s Hereditary Optic Neuropathy. Santhera has received regulatory approval in Canada for idebenone to be sold as a treatment for FA under the brand name Catena®. We believe A0001 is chemically distinct from Santheras’s idebenone. As a result, we do not believe that the approval of this drug candidate will impact our ability to obtain FDA approval of A0001 and orphan drug exclusivity.

Clinical Developments

In May 2008, we submitted an Investigational New Drug application, or IND, for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, we observed a dose-dependent increase in exposure following repeat dosing and were able to establish a maximum tolerated dose. Based on these results, we advanced A0001 into the two Phase IIa studies in patients with mitochondrial diseases. In parallel with the Phase Ib trial, we also conducted long-term animal toxicology studies to support longer dosing in the clinical program, which we completed in the fourth quarter of 2009.

In December 2009, we initiated a Phase IIa clinical trial of A0001 in FA. The study is being conducted at The Children’s Hospital of Philadelphia in patients with FA to investigate whether A0001 has a discernible impact on various functional, biochemical and subject/clinician-rated scales relevant in the treatment of FA. The Phase IIa clinical trial is a double-blind, randomized, placebo-controlled trial that includes a high and low dose of A0001 and a placebo. We plan to enroll approximately 40 patients with a 2:1 randomization of drug to placebo. The patients will be dosed orally twice a day for 28 days. The primary endpoint is the change in the disposition index of glucose regulation. There are also multiple secondary endpoints with functional and clinical measures relevant to the treatment of FA. We expect data from this trial in the third quarter of 2010.

In February 2010, we initiated a Phase IIa clinical trial for A0001 in patients with the A3243G mitochondrial DNA point mutation and impaired mitochondrial function to investigate whether treatment with A0001 has a discernible impact in the treatment of these patients using metabolic imaging, a number of functional assessments, biochemical measures and patient/clinician-rated scales. This study is being conducted at the Newcastle upon Tyne Hospitals in Newcastle, England. The Phase IIa clinical trial is a double-blind, randomized, placebo-controlled trial using the high dose of A0001 versus placebo. We plan to enroll approximately 30 patients with a 2:1 randomization of drug to placebo. The patients will be dosed orally twice a day for 28 days. The primary endpoint for the study is the improvement in the rate of adenosine-5-triphosphate, or ATP, recovery in cardiac muscles as measured by Phosphorous Magnetic Resonance Spectroscopy. There are also multiple secondary endpoints with functional and clinical measures relevant to MELAS. We expect data from this trial in the third quarter of 2010.

Once we have reviewed the data from both of these trials, we will determine the next steps for the compound, including whether we advance the drug in development ourselves or to seek a license or collaboration for the compound. We are not conducting, and do not plan to conduct, any additional development work other than the two Phase IIa trials on A0001 until we review the results for both studies.

Under the terms of our agreement with Edison, or the Edison Agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and one additional compound of Edison’s. We selected this additional compound in September 2009. We do not plan to commence any additional development work on this compound until after we review the results of the Phase IIa studies of A0001.

A description of the Edison Agreement is included below under the caption “Collaborative and Licensing Agreements”.

Nifedipine XL.  Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, that was approved by the FDA in December 1999. Procardia XL is a drug that was marketed by Pfizer Inc., or Pfizer, for the treatment of hypertension and angina. In March 2000, Mylan signed a supply and distribution agreement with Pfizer to market Pfizer’s generic versions of Procardia XL. As a result of that agreement, Mylan decided not to market Nifedipine XL. In connection with our agreement to this arrangement, Mylan agreed to pay us a royalty on all of its net sales of the 30 mg strength of Pfizer’s generic Procardia XL. Since the inception of our collaboration with Mylan, we have received revenue from Mylan of approximately $40 million, comprised primarily of royalties, as well as milestone payments and sales of bulk TIMERx material. The supply and distribution agreement between Mylan and Pfizer expires in March 2010, and we expect Mylan will cease to sell Pfizer’s generic versions of Procardia XL. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.

Drug Delivery Collaborations

We are continuing to grow our drug delivery business both by completing formulation work on compounds we have under development for our collaborators and by signing additional collaboration agreements. We enter into development and licensing agreements with third parties under which we develop formulations of generic or third parties’ compounds, utilizing our TIMERx drug delivery technology and formulation expertise. We are a party to four such drug delivery technology collaborations with Otsuka.

We currently have four proprietary drug delivery technologies: TIMERx, a controlled-release technology; Geminex, a technology enabling drug release at two different rates; SyncroDose, a technology enabling controlled release at the appropriate site in the body; and our GastroDose system, a technology enabling drug delivery to the upper gastrointestinal tract. We believe our drug delivery technologies have broad applicability across multiple therapeutic areas. Our TIMERx technology has been used in multiple products that have received regulatory approval, including two in the United States, including Opana ER, and three in countries in Europe and South America.

TIMERx

We developed our proprietary extended release TIMERx drug delivery technology to address some limitations of other oral drug delivery technologies. We believe that the TIMERx technology has advantages over other oral drug delivery technologies because it is readily manufactured, adaptable to soluble and insoluble drugs, and flexible for a variety of controlled release profiles.

The TIMERx drug delivery platform is based on a hydrophilic matrix combining a heterodispersed mixture composed primarily of two polysaccharides, xanthan gum and locust bean gum, in the presence of dextrose. Under the TIMERx drug delivery system, drug release is controlled by the rate of water penetration from the gastrointestinal, or GI, tract into the TIMERx gum matrix, which expands to form a gel and subsequently releases the active drug substance. We can precisely control the release of the active drug substance in a tablet using the TIMERx technology by varying the proportion of the gums, together with the tablet coating and the tablet manufacturing process. Drugs using our TIMERx technology are formulated by combining the active drug substance, the TIMERx matrix and additional excipients, and compressing the mixture into a tablet.

Geminex

Our proprietary Geminex dual release technology provides the independent release of one or more active ingredients in a single bi-layer tablet. The release of the active ingredients can be achieved at different rates involving two different controlled release profiles, or a controlled release and an immediate release profile. The technology is based on a bi-layer tablet that utilizes TIMERx matrix in the controlled release layer or layers.

SyncroDose

Our proprietary SyncroDose drug delivery system delivers the active drug substance within a specific site in the GI tract or at the optimal time after ingestion, which is referred to as chronotherapeutic delivery. We believe that there are several disease states that can benefit from chronotherapeutic delivery including arthritis, cardiovascular disorders, asthma, neurological disorders and site-specific diseases such as GI cancers. SyncroDose is a technology based on our underlying TIMERx technology. The SyncroDose technology utilizes the TIMERx gum matrix in the coating of the tablet.

GastroDose

Our gastroretentive drug delivery system provides controlled delivery of drugs in the upper GI tract. Drugs delivered orally are mostly absorbed in the stomach and the upper portions of the GI tract. By targeting delivery in the part of the stomach where a drug is absorbed, we believe we can increase the bioavailability of the drug, which could result in increased efficacy or a lower required dose of the drug.

Collaborative and Licensing Agreements

Endo Pharmaceuticals Inc.

In September 1997, we entered into a strategic alliance agreement with Endo with respect to the development of Opana ER. This agreement was amended and restated in April 2002, and we further amended it in January 2007, July 2008 and March 2009.

During the development of the product, we formulated Opana ER, and Endo conducted all clinical studies and prepared and filed all regulatory applications. We agreed to supply bulk TIMERx material to Endo, and Endo agreed to manufacture and market Opana ER in the United States. We also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and us, and that Endo and we would divide equally any fees, royalties, payments or other revenue received by the parties in connection with such licensing activities. In June 2009, Endo signed a collaboration with Valeant to market Opana ER in Canada, Australia and New Zealand as described below. Endo and we are currently seeking collaborators in other territories to develop and commercialize Opana ER.

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

In January 2007, we entered into an amendment to our agreement with Endo. Under the terms of the amendment, Endo and we agreed that royalties payable to us for U.S. sales of Opana ER would be calculated based on net sales of the product rather than on operating profit.

In connection with this change, Endo and we agreed as follows:

•	Endo would pay us royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments would be due to us for the first $41 million of royalties that would otherwise have been payable to us, beginning from the time of the product launch in July 2006. In the third quarter of 2008, the royalty holiday was completed, and we began to receive royalties from Endo.

•	Our share of the development costs for Opana ER that we opted out of funding in April 2003 would be fixed at $28 million and would be recouped by Endo through a temporary 50% reduction in royalties following the completion of the royalty holiday. As of December 31, 2009, $3.7 million of the

$28 million remains to be recouped by Endo. We believe this amount will be fully recouped by Endo during the first quarter of 2010, and that a portion of the royalty paid to us by Endo for the first quarter of 2010 will be paid at the full royalty rate.

•	Endo would pay us a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

We recognized royalties from Endo related to sales of Opana ER in the amount of $19.3 million in 2009.

In July 2008, we entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with this amendment, in July 2008, Endo reimbursed us for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000.

In March 2009, we entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009. Under the terms of this amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent applications and patent maintenance related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with this amendment, Endo reimbursed us for such costs and expenses incurred prior to December 31, 2008, in the amount of $206,000. Such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, were received by us in the second quarter of 2009. The costs we incurred subsequent to the effective date of this amendment have either been reimbursed or are expected to be reimbursed to us by Endo.

In connection with the Valeant Agreement and our supply agreement with Valeant, in June 2009, Endo and we signed a consent agreement consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to us. In July 2009, Endo paid us $764,000 for our share of the up-front payment received by Endo under the Valeant Agreement.

Valeant Pharmaceuticals International

In June 2009, Endo and Valeant signed a license agreement granting Valeant the exclusive right to develop and commercialize Opana ER in Canada, Australia and New Zealand. Under the terms of the Valeant Agreement, Valeant paid Endo an up-front fee of C$2 million, and agreed to make payments totaling up to C$1.0 million upon the achievement of sales milestones in Canada and payments totaling up to AUS$1.1 million upon the achievement of regulatory and sales milestones in Australia and New Zealand. In addition, Valeant agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiration or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo, for which we have no rights. In connection with the Valeant Agreement, we signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER. Under the supply agreement, we are the exclusive supplier of bulk TIMERx material to Valeant, the selling price of which is expected to approximate our cost as defined in the agreement, and may be adjusted annually. The supply agreement is for a ten year term and may be terminated upon the occurrence of certain events including Valeant’s discontinuation of marketing Opana ER in the licensed territories.

In connection with the Valeant Agreement and our supply agreement with Valeant, in June 2009, Endo and we signed a consent agreement consenting to these arrangements and confirming that Endo would pay us 50% of all proceeds it received from Valeant under the Valeant Agreement with respect to Opana ER. In July 2009, Endo paid us $764,000 for our share of the up-front payment received by Endo under the Valeant Agreement.

Edison Pharmaceuticals, Inc.

On July 16, 2007, we entered into the Edison Agreement under which we and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and one additional compound of Edison’s for all indications, subject to the terms and conditions in the Edison Agreement. In September 2009, we selected this additional compound and paid Edison a milestone payment in the amount of $250,000.

As consideration for the rights granted to us under the Edison Agreement, we paid Edison an up-front cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million solely to fund Edison’s research and development. We also agreed to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement and to make royalty payments based on net sales of products.

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

Under the Edison Agreement, we also agreed to pay Edison a total of $5.5 million over the 18 month research period to fund Edison’s discovery and research activities during the period. The funding was made in the form of payments made in advance each quarter. We completed these payments in the fourth quarter of 2008 and no further research and development funding is currently owed to Edison in accordance with the May 5, 2009 agreement with Edison, described below. We had the option to extend the term of the research period for up to three consecutive six-month periods, subject to our funding of Edison’s activities in amounts to be agreed upon, but we did not exercise this option.

On May 5, 2009, we and Edison entered into an agreement under which Edison agreed that we could offset up to $550,000 and, following that, the loan amount of $1.0 million plus accrued interest, against 50% of any future milestone and royalty payments which may be due to Edison. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In connection with the selection of the additional compound, we used $250,000 of this offset to reduce the milestone due to Edison from $500,000 to $250,000. As a result, $300,000 remains of the $550,000 offset provided for under the May 5, 2009 agreement.

The license of any compound under the Edison Agreement ends, on a country-by-country, product-by-product basis, when we no longer have any remaining royalty payment obligations with respect to such compound. Each party’s royalty payment obligation ends upon the later of the expiration of the last-to-expire claim of all licensed patents covering such party’s product and the expiration of the FDA’s designation of such product as an orphan drug. The Edison Agreement may be terminated by us with 120 days prior written notice to Edison. The Edison Agreement may also be terminated by either party in the event of the other party’s uncured material breach or bankruptcy.

Mylan Pharmaceuticals Inc.

On March 2, 2000, Mylan signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that we had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with us under which Mylan agreed to pay us a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in our original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2009 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $12.8 million.

Mylan’s agreement with Pfizer expires in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.

Drug Delivery Technology Collaborations

We enter into development and licensing agreements with third parties for the development and formulation of third parties’ compounds utilizing our TIMERx drug delivery technology and formulation expertise. These compounds may be branded or generic compounds under these collaborations. We are responsible for formulating compounds utilizing our proprietary extended release drug delivery technologies. If we successfully complete the formulation of the compound, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development and, ultimately, the commercialization of the product. Under these agreements, we generally receive nonrefundable up-front fees, reimbursement for research and development costs incurred up to amounts specified in each agreement and milestone payments upon the achievement of specified events. Finally, these agreements provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. We are currently a party to four such drug delivery technology collaborations with Otsuka, two of which we signed in 2009. We also achieved a development milestone in 2009 under our first Otsuka collaboration, for which we received a milestone payment. For 2009, we recognized collaborative licensing and development revenue of $2.5 million.

Research and Development

We conduct research and development activities on the development of product candidates utilizing readily available excipients and our own existing drug delivery technologies. Our research and product development, or R&D, expenses in 2009, 2008 and 2007 were $12.4 million, $21.0 million and $23.6 million, respectively. These expenses do not include amounts incurred by our collaborators in connection with the development of products under our collaboration agreements, such as expenses for clinical trials performed by our collaborators, or our collaborators’ share of funding.

Manufacturing

We currently have no internal commercial scale manufacturing capabilities. Under our existing collaboration agreements, our collaborators manufacture the pharmaceutical products being marketed or developed, and we supply bulk TIMERx materials to the collaborators. Since September 1999, we have outsourced the commercial manufacture of bulk TIMERx materials to Draxis Specialty Pharmaceuticals Inc., or Draxis.

Our manufacturing agreement with Draxis, our contract manufacturer for TIMERx, expired in November 2009. We have identified another contract manufacturer that we believe has the capability to manufacture bulk TIMERx for us and are discussing a manufacturing agreement with this manufacturer. Based on our preliminary technology transfer activities with the potential manufacturer, we expect to enter into a commercial manufacturing agreement with this manufacturer on terms acceptable to us. If we can sign an agreement with this manufacturer, we expect they will be qualified to supply both TIMERx for Opana ER and for other products in development under our drug delivery technology collaborations in the second half of 2011. Since the expiration of the manufacturing agreement, Draxis has continued to honor our outstanding purchase orders with them for our present and forecasted requirements of TIMERx material. We expect that these purchase orders will be fulfilled by approximately the end of the second quarter of 2010 and will provide us with a sufficient amount of TIMERx material to satisfy our current forecasted requirements through the second half of 2011.

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

Under our collaboration with Valeant, we supply bulk TIMERx materials to Valeant and Valeant is responsible for the manufacture of Opana ER which we believe they intend to manufacture internally.

Under our drug delivery technology collaborations, we supply bulk TIMERx materials to our collaborators, who are then responsible for the commercial manufacture of the product.

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

As of December 31, 2009, we owned a total of 30 U.S. patents and 122 foreign patents. The U.S. patents principally cover our technologies and their modifications and improvements, including the combination of xanthan gum and locust bean gum. Our patents also cover the application of those drug delivery technologies to various active drug substances in different dosage forms and the methods of preparation for such formulations. Our patents expire between 2012 and 2025.

We own four issued U.S. patents listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, for Opana ER, one of which has expired. Two of these remaining patents expire in 2013 and one expires in 2023. These patents cover the formulation of Opana ER. The patents being litigated in the Opana ER patent litigation are the two patents which expire in 2013. Endo and we are each prosecuting several additional patent applications related to Opana ER. These applications cover sustained release formulations of Opana ER, methods of making and using the same formulation, and various properties of the formulation.

We also rely on trade secrets and proprietary knowledge, which we generally seek to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and other companies we conduct business with.

Patent Litigation

There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of drug products that are the subject of contested patent rights. Under the Hatch-Waxman Act, when an applicant files a 505(b)(2) NDA or an ANDA with the FDA with respect to a product covered by an unexpired patent listed in the Orange Book, the application must contain a certification with respect to each such patent stating that either final approval of the section 505(b)(2) NDA or ANDA will not be sought until the expiration of the patent, which is referred to as a Paragraph III certification, or that the patent will not be infringed by the applicant’s product, or is invalid or unenforceable, which is referred to as a Paragraph IV certification. If the applicant makes a Paragraph IV certification, the applicant must give notice to the patent owner and the sponsor of the NDA for the brand name product. If the patent was listed in the Orange Book before the section 505(b)(2) NDA or ANDA was deemed to be accepted for filing by the FDA, and the patent owner or the sponsor files a patent infringement lawsuit within 45 days of the receipt of such notice, the FDA will not grant final marketing approval to the Section 505(b)(2) NDA or the ANDA applicant until the earlier of a court decision on the patent suit in favor of the applicant or 30 months (or such longer or shorter period as a court may determine) from the date of the receipt of the notice. We evaluate the risk of patent infringement litigation with respect to each product we determine to develop.

We have filed patent infringement suits against IMPAX, Actavis, Sandoz, Barr, Roxane and Watson in connection with their respective ANDA’s. We settled our patent infringement litigation with Actavis. A description of the litigation and the Actavis settlement is included in “Part I. Item 3 — Legal Proceedings.”

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

Clinical trials are typically conducted in three phases; however, these phases may overlap or be combined. Each trial and the informed consent information for subjects in clinical trials must be reviewed and approved by an independent Institutional Review Board, or IRB, before it can begin. Phase 1 usually involves the initial introduction of the investigational drug candidate into a small number of healthy subjects to evaluate its safety, dosage tolerance, pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage; identify possible adverse side effects and safety risks; and preliminarily evaluate the effectiveness of the drug candidate for specific indications. Phase 3 trials usually further evaluate clinical effectiveness and test further for safety by administering the drug candidate in its final form in an expanded patient population to establish the overall benefit-risk relationship of the drug candidate and to provide adequate information for the labeling of the product. We, our collaborators, an IRB or the FDA may suspend or terminate clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition of product approval. Finally, sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or NIH, and are subject to civil money penalties and other civil and criminal sanctions for failing to meet these obligations.

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

In the European Union, the European Medicines Agency, or “EMEA”, grants orphan drug designation to drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union, or of life-threatening, seriously debilitating or serious and chronic conditions and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. If the product which has orphan drug designation receives approval for the indication for which is has such designation, the product is entitled to 10 years of market exclusivity. This period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Fast Track Designation:  The FDA may grant Fast Track designation when a sponsor is able to demonstrate that a condition is serious or life-threatening, that the drug is intended to treat a serious aspect of the condition, and that the drug has the potential to address an unmet medical need. The primary benefits of Fast Track designation are increased communication with the FDA and the ability to submit and have the FDA review a rolling NDA.

Other FDA Requirements:  After the marketing approval of a drug product by the FDA, certain changes to the approved product, such as adding new indications, manufacturing changes or additional labeling claims are subject to further FDA review and approval.

In addition, regardless of whether approval is sought under an NDA, a section 505(b)(2) NDA or an ANDA, we and our collaborators are required to comply with a number of FDA requirements both before and after approval. For example, the owner of an approved product is required to report certain adverse reactions and production problems to the FDA, and to comply with requirements concerning advertising and promotion for the product. The FDA may also require post-approval testing, including Phase 4 studies, and surveillance to monitor the product’s safety or efficacy after approval and may impose other conditions on an approval that could restrict the distribution or use of the product. Also, quality control and manufacturing procedures must continue to conform with cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of previously unknown problems such as safety issues with the product or manufacturing process may result in changes in labeling, or restrictions on a product manufacturer or NDA holder, and could include removal of the product from the market.

Foreign Regulation.  Approval of a drug product by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

In the European Union, marketing authorizations may be submitted under a centralized or decentralized procedure. The centralized procedure is mandatory for the approval of biotechnology products and many pharmaceutical products, and provides for the grant of a single marketing authorization, which is valid in all European Union member states. The decentralized procedure is a mutual recognition procedure that is available at the request of the applicant for medicinal products that are not subject to the centralized procedure.

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

Opana ER is approved for the treatment of moderate-to-severe chronic pain and competes with OxyContin and MS Contin, the Duragesic patch, Avinza, Kadian and the generic versions of some of these drugs. These products are potential treatment options for a physician managing a patient with moderate to severe chronic pain. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz, Barr, Roxane and Watson. We are also aware of tamper resistant formulations of oxycodone and morphine that have either been approved or have been submitted to the FDA for review and approval, that will also compete with Opana ER.

We believe A0001 may face competition from products that are under development by other companies for mitochondrial diseases, such as Santhera and Repligen Corporation. Santhera is conducting clinical trials with idebenone for the diseases of FA, Duchenne’s muscular dystrophy, MELAS and Leber’s Hereditary Optic Neuropathy. Santhera received regulatory approval in Canada for idebenone to be sold as a treatment for FA under the brand name Catena®. Repligen is developing an HDAC inhibitor for FA, which is currently in preclinical development. There may be other companies developing products for mitochondrial diseases that we are not aware of.

We are seeking to enter into drug delivery technology collaborations. In seeking these collaborations, we are competing on the basis of our drug delivery technologies and drug formulation expertise with other companies that offer drug delivery technologies and formulation services, and the in-house drug delivery technologies and formulation expertise of our potential collaborators.

Employees

As of March 15, 2010, we employed 39 people, of whom 27 were primarily involved in research and development activities and 12 were primarily involved in selling, general and administrative activities. As of March 15, 2010, none of our employees were covered by collective bargaining agreements. We consider our employee relations to be good.

In the first quarter of 2009, we implemented staff reductions of 11 people in our workforce as part of our efforts to aggressively manage our overhead cost structure. In the fourth quarter of 2009, we reduced our staff level from 48 to 39.

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

Our business faces many risks. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline. The following risks should be considered, together with all of the other information in this annual report before deciding to invest in our securities.

We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis

We have incurred net losses since 1994, including annual net losses of $1.5 million, $26.7 million and $34.5 million in 2009, 2008 and 2007, respectively. Net losses have had an adverse effect on our shareholders’ equity, total assets and working capital, and may continue to do so in the future. As of December 31, 2009, our accumulated deficit was approximately $235 million.

We were profitable in the third and fourth quarters of 2009, our first quarterly net profits from continuing operations. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, we may not be able to achieve profitability for the individual quarters of 2010 or the full year 2010. In addition, we may not be able to achieve profitability on a quarterly or annual basis in future periods, and even if we are able to achieve profitability, we may not be able to maintain it.

Developing drug candidates to treat rare disorders of the nervous system will require us to incur substantial costs and expenses associated with preclinical and clinical trials, regulatory approvals and commercialization. For instance, if we determine to advance A0001 into later stage clinical trials in 2011, our costs and expenses are likely to increase, which may affect our profitability.

Our future profitability will depend on numerous factors, including:

•	the commercial success of Opana ER, and the amount of royalties on sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	our ability to access funding support for development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of A0001;

•	the amount of our general and administrative expenses; and

•	the successful development and commercialization of product candidates in our portfolio, and products being developed for collaborations.

We may require additional funding, which may be difficult to obtain

As of December 31, 2009, we had cash, cash equivalents and marketable securities of approximately $11.5 million.

Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:

•	the commercial success of Opana ER, and the amount of royalties we receive on sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the timing and amount of payments received under our drug delivery technology collaboration agreements;

•	the results of our Phase IIa clinical trials of A0001, and the cost of any future pre-clinical studies and clinical trials that we may conduct, our ability to enter into collaborations for A0001, or otherwise access to funding and support for pre-clinical studies and clinical trials of A0001;

•	our and Endo’s ability to enter into collaborations for Opana ER outside the United States, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations, and the structure and terms of such collaborations;

•	the level of our investment in capital expenditures for facilities and equipment; and

•	our success in continuing to reduce our spending and managing our costs.

We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2011, including paying off our credit facility with GE Business Financial Services Inc. and paying a special cash dividend in the fourth quarter of 2010 that our board of directors intends to declare. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate based on forecasts we received from Endo we may not be able to fund our ongoing operations through 2011 without seeking additional funding from the capital markets.

Under the current economic environment, market conditions have made it very difficult for companies like ours to obtain equity or debt financing in the capital markets. We believe that any such financing that we could obtain would be on significantly unfavorable terms. If we raise additional funds by issuing equity securities, further dilution to our then-existing shareholders may result. Additional debt financing, such as the credit facility noted below, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt or equity financing may contain terms, such as liquidation and other preferences, that are not favorable to us or our shareholders. If we raise additional funds through collaboration and licensing arrangements, or research and development arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, research programs or potential products, or grant licenses on terms that may not be favorable to us. If we seek but are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate our planned development activities, including our planned clinical trials, which could harm our financial condition and operating results.

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

The degree of market success of Opana ER depends on a number of factors, including:

•	the safety and efficacy of Opana ER as compared to competing products;

•	Endo’s ability to educate the medical community about the benefits, safety and efficacy of Opana ER;

•	the effectiveness of Endo’s sales and marketing activities;

•	the potential impact of tamper resistant opioids newly available in the market;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the pricing of Opana ER;

•	the level of stocking of Opana ER by wholesalers and retail pharmacies;

•	the required risk evaluation management strategy currently being considered by the FDA; and

•	the availability of generic versions of Opana ER and the timing of generic competition.

IMPAX, Actavis, Sandoz and Barr have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Roxane and Watson have each filed an ANDA that covers the 40 mg strength of Opana ER. Each of these ANDA filings contained paragraph IV certifications under the Hatch-Waxman Act. Endo and we have filed patent infringement lawsuits against each of IMPAX, Sandoz, Barr, Roxane and Watson in connection with their respective ANDAs. We have settled our litigation with Actavis. Descriptions of these lawsuits are included in “Part I. Item 3. — Legal Proceedings.”

Endo and we intend to pursue all available legal and regulatory avenues defending Opana ER. Under the Hatch-Waxman Act, the FDA may not grant final approval of any of these ANDA’s for 30 months after the date we received the certifications. Following the expiration of the 30-month stay, the FDA could grant final marketing approval to any of these ANDA’s whether or not the litigation is still pending. As a result, if IMPAX receives final marketing approval of its ANDA upon expiration of the 30-month stay, IMPAX could begin to market and sell its generic version of Opana ER, whether or not the patent litigation is then ongoing, as early as June 2010. If, however, IMPAX begins to market and sell their generic version of Opana ER while the patent litigation is then ongoing, and IMPAX is ultimately found to infringe the patents being litigated, IMPAX could be liable for up to treble damages. The 30-month stays are for each of our ANDA’s and do not expire until the beginning of 2011 at the earliest.

If we are unsuccessful in our Hatch-Waxman patent lawsuits, Opana ER could be subject to generic competition at such time. We expect that competition from one or more of these generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we receive from Endo and our results of operations and financial condition.

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

We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which patents expired in 2008 and the other of which patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. Endo and we filed patent infringement suits against IMPAX, Sandoz, Barr, Roxane and Watson in connection with their respective ANDAs for Opana ER, and we settled our litigation with Actavis. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Sandoz, Barr, Roxane and Watson because we initiated the suit within 45 days of our receipt of their respective notice letters. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and an unfavorable ruling may occur in this case. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to earlier generic competition. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo, and the results of our operations and financial condition.

Our research, development and commercialization activities or any products in development may infringe or be claimed to infringe patents of competitors or other third parties. In such event, we may be ordered to pay such third parties’ lost profits or punitive damages. We may have to seek a license from a third party and pay license fees or royalties. Awards of patent damages can be substantial. Licenses may not be available at all or available on acceptable terms, or the licenses may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we or our collaborators are not able to obtain a license, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations.

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

We are dependent on our collaborators to develop, manufacture and commercialize our products

We have historically collaborated with partners to facilitate the manufacture and commercialization of our products and product candidates. We continue to depend on our collaborators to manufacture, market and sell our products. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States, Valeant to develop, manufacture, market and sell Opana ER in Canada, Australia and New Zealand and Otsuka to develop, manufacture, market and sell the drug products under the drug delivery technology collaborations.

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

We are also at risk that these collaborations or other arrangements may not be successful. Factors that may affect the success of our collaborations include:

•	Our collaborators may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive to the product on which we are collaborating, which could affect our collaborator’s commitment to our collaboration.

•	Our collaborators may reduce marketing or sales efforts, or discontinue marketing or sales of our products, which could reduce the revenues we receive on the products.

•	Our collaborators may pursue higher priority programs or change the focus of their commercialization programs, which could affect the collaborator’s commitment to us. Pharmaceutical and biotechnology companies re-evaluate their priorities from time to time, including following mergers and consolidations, which have been common in recent years in these industries.

•	Disputes may arise between us and our collaborators from time to time regarding contractual or other matters. In 2006, we were engaged in a dispute with Endo with regard to the sharing of marketing expenses during the period prior to when Opana ER reaches profitability, which dispute we subsequently resolved. Any other such disputes with Endo or other collaborators could be time consuming and expensive, and could impact our anticipated rights under our agreements with those collaborators.

We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products

We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products. In the past, we have relied on our collaborators to conduct clinical trials, manufacture, market and sell our products. However, we are responsible for pharmaceutical and clinical development, seeking regulatory approvals, manufacturing and marketing of the product candidates we licensed from Edison. Accordingly, we will have to continue to develop our own capabilities in these areas, or seek a collaborator for these compounds.

If we cannot establish our own capabilities successfully and on a timely basis, we may not be able to develop or commercialize these drug candidates. Developing our own capabilities may be expensive and time consuming, and could delay the commercialization of these drug candidates.

The Drug Enforcement Administration, or DEA, limits the availability of the active drug substances used in Opana ER. As a result, Endo’s procurement quota may not be sufficient to meet commercial demand

Under the Controlled Substances Act of 1970, the DEA regulates “controlled substances” as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances considered to present the lowest risk of abuse among such substances. The active drug substance in Opana ER, oxymorphone hydrochloride, is listed by the DEA as a Schedule II substance. Consequently, the manufacture, shipment, storage, sale, prescribing, dispensing and use of Opana ER are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be written and signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

Misuse and/or abuse of Opana ER, which contains a narcotic ingredient, could subject us to additional regulations, including compliance with risk management programs, which may prove difficult or expensive for us to comply with, and we may face lawsuits as a result

Opana ER contains a narcotic ingredient. Misuse or abuse of drugs containing narcotic ingredients can lead to physical or other harm. In the past few years, for example, reported misuse and abuse of OxyContin, a product containing the narcotic oxycodone, resulted in the strengthening of warnings on its labeling and other restrictions on the product. The sponsor of OxyContin also faced numerous lawsuits, including class action lawsuits, related to OxyContin misuse or abuse. Misuse or abuse of Opana ER could also lead to additional regulation of Opana ER and subject us to litigation.

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

Opana ER faces competition from products with the same indications. For instance, Opana ER competes in the moderate-to-severe long acting opioid market with products such as OxyContin and MS Contin, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz, Barr, Roxane and Watson. Recently, tamper resistant formulations of morphine have been approved by the FDA and we are aware of tamper resistant formulations of oxycodone that are under development or review by the FDA. We expect that these products will also compete against Opana ER.

Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial respiratory chain disease pathways. Santhera Pharmaceuticals is currently conducting clinical trials of the coenzyme Q analog, idebenone for the diseases of FA, Duchenne’s muscular dystrophy, MELAS and Leber’s Hereditary Optic Neuropathy. Santhera recently received regulatory approval in Canada for idebenone to be sold as a treatment for FA under the brand name Catena ®. Repligen, through the acquisition of an HDAC inhibitor, is also planning studies in FA. If these companies, or any other companies developing products for mitochondrial diseases, are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to receive regulatory approvals for our products if these products have orphan drug exclusivity or to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.

Our drug delivery technologies, and our efforts to enter into drug delivery technology collaborations, face competition from numerous public and private companies and their extended release technologies, including the oral osmotic pump (OROS) technology marketed by Johnson & Johnson, multiparticulate systems marketed by Elan Corporation plc, Biovail Corporation and KV Pharmaceutical Company, and traditional matrix systems marketed by SkyePharma plc, as well as a gastroretentive system by Depomed.

If our clinical trials are not successful or take longer to complete than we expect, we may not be able to develop and commercialize our products such as A0001

In order to obtain regulatory approvals for the commercial sale of our products, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy of the products. However, we may not be able to commence or complete these clinical trials in any specified time period, or at all, because FDA or other regulatory agencies, or an Institutional Review Board, or IRB, may object for various reasons.

Even if we complete a clinical trial of one of our potential products, the clinical trial may not prove that our product is safe or effective to the extent required by the FDA, the European Medicines Agency, or EMEA, or other regulatory agencies to approve the product. We or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials. For example, Endo received an approvable letter for Opana ER from the FDA in response to its NDA for Opana ER, which required Endo to conduct an additional clinical trial and which significantly delayed the approval of Opana ER. In addition, regulators may require post-marketing testing and surveillance to monitor the safety and efficacy of a product after commercialization.

Some of the drug candidates we may develop will be in the early stages of development. There will be limited information and understanding of the safety and efficacy of these drug candidates. There may not be any clinical data available. We will have to conduct preclinical testing and clinical trials to demonstrate the safety and efficacy of these drug candidates. The results from preclinical testing of a product that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale advanced stage clinical trials. Furthermore, we, our collaborators, the IRB or the FDA may suspend or terminate clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.

The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study and the existence of competitive clinical trials.

Delays in planned patient enrollment, or difficulties retaining study participants, may result in increased costs, program delays or program termination.

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

We may not be able to obtain orphan drug exclusivity for our products. If our competitors are able to obtain orphan drug exclusivity for their products, we may not be able to have our competitive products approved by the applicable regulatory authority for a significant period of time

We have received orphan drug designation for A0001 from the FDA for the treatment of inherited mitochondrial respiratory chain diseases. We plan to file for orphan drug status for A0001 in the European Union. The FDA and the European Union regulatory authorities grant orphan drug designation to drugs intended to treat a rare disease or condition. In the United States, orphan drug designation is generally for drugs intended to treat a disease or condition that affects fewer than 200,000 or more than 200,000 individuals and for which there is no reasonable expectation that the cost of developing and making available in the United States a product for this type of disease or condition will be recovered from sales in the United States for the product. In the European Union, orphan drug designation is for drugs intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 individuals, or of life-threatening, seriously debilitating or serious and chronic conditions and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that another application to market the same drug for the same indication may not be approved for a period of up to 10 years in the European Union, and for a period of seven years in the United States, except in limited circumstances, such as a showing of clinical superiority over the product with orphan drug exclusivity. Obtaining orphan drug designations and orphan drug exclusivity for our products for the treatment of inherited mitochondrial respiratory chain diseases may be critical to the success of these products. If our competitor receives marketing approval before we do for a drug that is considered the same as our drug candidate for the same indication we are pursuing, we will be prevented from receiving marketing approval for our drug candidate during the orphan drug exclusivity period of the competitor.

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

We are subject to extensive government regulation, including the requirement of approval before our products may be marketed. Even if we obtain marketing approval, our products will be subject to ongoing regulatory review

We, our collaborators, our products, and our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in warning letters, fines and other civil penalties, delays in approving or refusal to approve a product candidate, product recall or seizure, withdrawal of product approvals, interruption of manufacturing or clinical trials, operating restrictions, injunctions and criminal prosecution.

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

Certain products containing our controlled release technologies require the submission of a full NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove to the FDA’s satisfaction that the product is safe and effective. These studies may involve, among other things, full clinical testing, which requires the expenditure of substantial resources. The drug candidates we are developing in collaboration with Edison will also require submission of full NDAs. In certain other cases when we seek to develop a controlled release formulation of an FDA-approved drug with the same active drug substance, we may be able to rely, in part, on previous FDA determinations of safety and efficacy of the approved drug to support a section 505(b)(2) NDA. We can provide no assurance, however, that the FDA will accept a submission of a section 505(b)(2) NDA for any particular product. Even if the FDA did accept such a submission, the FDA may not approve the application in a timely manner or at all. The FDA may also require us to perform additional studies to support the modifications of the reference listed drug.

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

We have only limited manufacturing capabilities and will be dependent on third party manufacturers

We lack commercial-scale facilities to manufacture our TIMERx materials or other products we are developing. Since September 1999, we have relied on Draxis for the bulk manufacture of our TIMERx materials. Our agreement with Draxis expired in November 2009. We believe that there are a limited number of manufacturers that comply with cGMP regulations and are capable of manufacturing our TIMERx materials. We have identified a potential manufacturer and are working to complete a manufacturing agreement with this manufacturer. Based on our preliminary technology transfer activities with the potential manufacturer, we expect to enter into a commercial manufacturing agreement with this manufacturer on terms that are comparable to our manufacturing agreement with Draxis. However, we may not be able to qualify the manufacturer or to enter into a commercial manufacturing agreement on terms acceptable to us. Since the expiration of the manufacturing and supply agreement, Draxis has continued to honor our outstanding purchase orders, which we expect will provide us with a sufficient amount of TIMERx material to satisfy the current forecasted requirements until Endo and we have completed the qualification of the new manufacturer, which we expect in the second half of 2011.

If we are unable to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms and on a timely basis, we may not be able to comply with our supply obligations to Endo and Valeant with respect to Opana ER, which could adversely affect sales of Opana ER, and our supply obligations to Otsuka, which could delay or otherwise adversely affect the clinical development of products being developed under our collaborations with Otsuka.

We are not a party to any agreements with our third-party manufacturers for A0001, except for purchase orders or similar arrangements. If we are unable to enter into longer-term manufacturing arrangements for A0001 on acceptable terms, particularly as it advances through clinical development, our business and the development and commercialization of A0001 could be materially adversely affected.

In addition, any third parties we rely on for supply of our TIMERx materials or other products may not perform. Any failures by third party manufacturers may delay the development of products or the submission for regulatory approval, impair our or our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution, or recall some or all batches of products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.

If our third party manufacturers fail to perform their obligations, we may be adversely affected in a number of ways, including:

•	we or our collaborators may not be able to meet commercial demands for Opana ER or our other products in development;

•	we may not be able to initiate or continue clinical trials on our collaborations for products that are under development; and

•	we may be delayed in submitting applications for regulatory approvals of our products.

We may not be able to successfully develop our own manufacturing capabilities. If we decide to develop our own manufacturing capabilities, we will need to recruit qualified personnel, and build or lease the requisite facilities and equipment we currently do not have. Moreover, it may be very costly and time consuming to develop such capabilities.

The manufacture of our products is subject to regulations by the FDA and similar agencies in foreign countries. For example, the FDA and other regulatory authorities require that our products and product candidates be manufactured in accordance with current Good Manufacturing Practices, or cGMPs, and similar foreign standards. Any delay in complying or failure to comply with such manufacturing regulations by us or our third-party manufacturers could materially adversely affect the marketing of our products and our business, financial condition and results of operations.

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

If we or our collaborators fail to obtain an adequate level of reimbursement by governmental or third party payors for Opana ER or any other products we develop, we may not be able to successfully commercialize the affected product

The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical products, including Opana ER. These third party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for pharmaceutical products. Reimbursement in the United States, Europe or elsewhere may not be available for Opana ER or any products we may develop or, if already available, may be decreased in the future. We may not get reimbursement or reimbursement may be limited if authorities, private health insurers and other organizations are influenced by existing drugs and prices in determining our reimbursement.

In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, in some countries, it may take an extended period of time to collect payment even after reimbursement has been established.

Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals, such as the health care reform legislation being discussed by Congress, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

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

If we are unable to retain our key personnel and continue to attract additional professional staff, we may not be able to maintain or expand our business

Because of the scientific nature of our business, our ability to develop products and compete with our current and future competitors will remain highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. The loss of key scientific, technical or managerial personnel, or the failure to recruit additional key personnel, could have a material adverse effect on our business. We do not have employment agreements with our key executives and we cannot guarantee that we will succeed in retaining all of our key personnel. There is intense competition for qualified personnel in our industry, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the success of our business. Our recent reductions in the numbers of our employees could adversely affect our ability to hire and retain key personnel.

The market price of our common stock may be volatile

The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $3.17 per share and $1.34 per share, respectively, during the twelve months ended December 31, 2009. On March 10, 2010, the closing market price of our common stock was $2.99. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, our patent litigation, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights of us or our collaborators, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.

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

Proxy contests pursued by dissident shareholders may be costly and disruptive to our business operations

Representatives of Perceptive Life Sciences Master Fund Ltd. (Perceptive) and Tang Capital Partners LP (Tang), which currently beneficially own approximately 41% of our outstanding common stock in the aggregate, were elected to our board of directors at our 2009 annual meeting of shareholders, following a proxy contest initiated by them. As part of the proxy contest, they also brought three lawsuits against us and our directors, one of which is still pending. In the first quarter of 2010, Perceptive and Tang Capital provided notice to us that they intended to nominate three candidates for election to our board of directors at our 2010 annual meeting of shareholders.

The proxy contest in 2009 and related litigation resulted in substantial expense to us and consumed significant attention of our management and board of directors. The total costs to us in 2009 were approximately $1.3 million, which includes costs of litigation relating to lawsuits brought by the dissident shareholders. If we are engaged in a proxy contest in 2010, we may incur significant expenses again.

In addition, our operations and our ability to achieve our strategic goals could be disrupted due to the uncertainty created for our employees, and current and prospective suppliers, manufacturers and collaborators as a result of the potential change in control of the board of directors at the annual meeting in 2010.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

We currently lease a research and administrative facility, comprising approximately 15,500 square feet, in Patterson, New York. The lease of this facility expires on December 31, 2010. We may extend this lease for one additional year, through December 31, 2011, by giving written notice at least one month prior to the expiration of the then-current term of the lease.

We had corporate offices comprised of approximately 21,500 square feet, located in Danbury, Connecticut, pursuant to a lease that expired on December 31, 2009. We chose not to renew this lease and we relocated our corporate offices to the Patterson, New York facility. The space we currently lease in Patterson, New York is adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

Item 1.	Legal Proceedings

Impax ANDA Litigation

On December 14, 2007, we received a notice from IMPAX advising us of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested that IMPAX provide notification to us and Endo of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to our U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2023, 2013 and 2013, respectively. Endo’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by us and contained a Paragraph IV certification under section 355(j) of the FDC Act, we believe IMPAX’s notice triggered the 45-day period under the FDC Act in which Endo and we could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, Endo and we filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by us and Endo on November 15, 2007 against IMPAX remains pending.

On June 16, 2008, Endo and we received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of Opana® ER. The notice covers our U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, Endo

and we filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuits previously filed by us and Endo against IMPAX remain pending. All three of these pending suits against IMPAX were transferred to the United States District Court for the District of New Jersey.

Actavis ANDA Litigation

In February 2008, we received a notice from Actavis advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER. The Actavis Paragraph IV certification notice refers to our U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire or expired in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (referred to as NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, Endo and we filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against the us and Endo.

On or around June 2, 2008, we received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of Opana® ER. On or around July 2, 2008, we received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover our U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On July 11, 2008, Endo and we filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On August 14, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against us and Endo.

On February 20, 2009, Endo and we settled all of the Actavis litigation. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of our patents relating to Opana® ER. Endo and we agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets by the earlier of July 15, 2011, the last day Actavis would forfeit its 180-day exclusivity, and the date on which any third party commences commercial sales of Opana® ER, but not before November 28, 2010. Endo and we also granted Actavis a license to produce and market other strengths of Opana® ER generic on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

Sandoz ANDA Litigation

On July 14, 2008, we received a notice from Sandoz advising us of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on August 22, 2008, Endo and we filed a lawsuit against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable.

On November 20, 2008, we received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of Opana® ER. The notice covers our U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, Endo and we filed suit against Sandoz in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Both of these pending suits against Sandoz were transferred to the United States District Court for the District of New Jersey.

Barr ANDA Litigation

On September 12, 2008, we received a notice from Barr advising us of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in a 40 mg dosage strength. On September 15, 2008, we received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER had a new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. Subsequently, on October 20, 2008, Endo and we filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. On June 2, 2009, we received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 7.5 mg, 15 mg, and 30 mg dosage strengths. This notice also refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. On July 2, 2009, Endo and we filed a lawsuit against Barr in the United States District Court for the District of New Jersey in connection with Barr’s ANDA.

Roxane ANDA Litigation

On December 29, 2009, we received a notice from Roxane advising us of the filing by Roxane of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on January 29, 2010, Endo and we filed a lawsuit against Roxane in the U.S. District Court for the District of New Jersey in connection with Roxane’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

Watson ANDA Litigation

On January 20, 2010, we received a notice from Watson Laboratories, Inc. (“Watson”) advising us of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, in March 2010, Endo and we filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation Endo and we intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling. We cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of us and Endo.

Tang/Edelman Shareholder Claim

Tang Capital and Perceptive, our two largest shareholders and each of which owns more than 20% of our outstanding securities, brought three lawsuits against us in 2009: two in Thurston County, Washington and one in King County, Washington. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one suit remains pending.

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

On April 20, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, King County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents (the “King County Action”). Our position is that certain of the requested documents are outside the scope of documents for which the Washington Business Corporation Act permits a statutory inspection right and that certain of the conditions to qualify for statutory inspection rights have not been satisfied. The King County Action remains pending, as further described in the following paragraph.

On April 28, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at our 2009 annual meeting of shareholders at three rather than two, or for the court to require us to waive the advance notice provisions of our bylaws to permit Tang Capital and Perceptive to include a proposal in the proxy statement in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Tang Capital and Perceptive dismissed this Thurston County action reasserting the same claims via an amended complaint in the King County Action. Tang Capital and Perceptive sought preliminary injunctive relief on their claims prior to our 2009 annual meeting of shareholders and the motion was denied by the court on May 22, 2009. Although the King County Action remains pending, the proposed bylaw amendment and bylaw proposal were not approved by our shareholders at our 2009 annual meeting of shareholders. The trial of the King County Action is currently scheduled for October 4, 2010.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers as of March 16, 2010.

Name	Age	Title	Dates

Jennifer L. Good	45	President and Chief Executive Officer	2006 — current
		President, Chief Operating Officer and Chief Financial Officer	2005 — 2006
		Senior Vice President, Finance and Chief Financial Officer	1997 — 2005
Anand R. Baichwal, Ph.D.	55	Senior Vice President, Licensing and Business Development	2006 — current
		Senior Vice President, Research & New Technology Development and Chief Scientific Officer	1997 — 2006
Amale Hawi, Ph.D.	56	Senior Vice President, Pharmaceutical Development	2007 — current
		President, A. Hawi Consulting Ltd., a pharmaceutical development consulting practice	2002 — 2007
Frank P. Muscolo	53	Controller and Chief Accounting Officer	2007 — current
		Controller	1997 — 2007
Thomas Sciascia, M.D.	56	Senior Vice President, Clinical Development and Regulatory and Chief Medical Officer	2009 — current
		Senior Vice President and Chief Medical Officer	2001 — 2009

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $.001 par value, is listed with and trades on the Nasdaq Global Market under the symbol “PPCO.” The high and low sale prices of our common stock during 2009 and 2008 are set forth below.

	High	Low

PERIODS IN 2009
Quarter Ended March 31	$2.12	$1.21
Quarter Ended June 30	$3.26	$1.50
Quarter Ended September 30	$2.95	$2.08
Quarter Ended December 31	$2.92	$1.80
PERIODS IN 2008
Quarter Ended March 31	$6.02	$2.40
Quarter Ended June 30	$3.72	$2.56
Quarter Ended September 30	$4.22	$1.60
Quarter Ended December 31	$2.11	$0.34

On March 10, 2010, we had 600 shareholders of record.

We have never paid cash dividends on our common stock. In addition, we are precluded from paying any cash dividends under the terms of our credit facility with GE Business Financial Services Inc. We expect to payoff the loan under the credit facility in full in the third quarter of 2010. Our board of directors currently intends to declare a special cash dividend in the fourth quarter of 2010 following the repayment of the debt. We expect that the special dividend would be between $0.50 and $0.75 per share in cash. Any determination to pay a dividend would be subject to Endo’s net sales for Opana ER during 2010 and any other events that may arise that would limit the availability of our cash resources for distribution. Our board of directors also plans to continue to consider additional cash dividends in future years as our cash resources warrant.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our financial statements. The data should be read in conjunction with the financial statements, related notes, and other financial information included herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for per share data)

STATEMENT OF OPERATIONS DATA:
Revenues	$23,812	$8,534	$3,308	$3,499	$6,213
Cost of revenues	2,655	1,438	605	231	39
Selling, general and administrative	9,413	12,052	14,260	14,075	13,247
Research and product development	12,430	21,041	23,561	22,857	17,797
Investment income	15	541	1,770	2,352	1,974
Interest expense	(829)	(1,278)	(1,117)	—	—

Net loss	$(1,500)	$(26,734)	$(34,465)	$(31,312)	$(22,898)

Basic and diluted net loss per share	$(0.05)	$(0.89)	$(1.48)	$(1.38)	$(1.05)
Weighted average shares of common stock outstanding — basic and diluted	31,666	29,923	23,216	22,751	21,711

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$11,246	$16,692	$15,680	$16,182	$15,917
Marketable securities	240	—	7,293	24,408	39,377
Working capital	11,655	14,792	17,891	38,254	53,912
Total assets	25,896	31,854	36,982	52,742	67,021
Long term obligations-deferred compensation	2,376	2,384	2,588	2,763	2,977
Long term debt	—	4,112	9,595	—	—
Accumulated deficit	(235,127)	(233,627)	(206,893)	(172,428)	(141,116)
Shareholders’ equity	$15,022	$15,926	$16,237	$45,121	$60,411

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. We are currently developing A0001, or α-tocopherolquinone, a coenzyme Q analog for inherited mitochondrial respiratory chain diseases. We are also applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, which we refer to as drug delivery technology collaborations.

Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo using our proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the FDA in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In 2009, we recognized $19.3 million in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant to develop and commercialize Opana ER in Canada, Australia and New Zealand. Opana ER is not approved for sale in any country other than the United States.

In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. In addition, we observed a dose-dependent increase in exposure following repeat dosing, and were able to establish a maximum tolerated dose. Based on these results, we advanced A0001 into Phase IIa studies in patients with mitochondrial respiratory chain diseases. We initiated one trial in patients with FA, a rare degenerative neuro-muscular disorder, and a second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of these patients using various biochemical, functional and clinical measures. We expect data from both of these trials by the third quarter of 2010. We have determined not to conduct any other development work associated with A0001 until we have the results of these trials.

We are a party to a number of collaborations involving the use of our proprietary extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator using our proprietary extended release drug delivery technology. If we successfully formulate the compound, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, and ultimately, the commercialization of the product. Under the terms of these agreements, we generally receive up-front fees, reimbursement of research and product development costs incurred, up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements may also provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. We are currently a party to four such drug delivery technology collaborations with Otsuka Pharmaceuticals Co., or Otsuka. We signed two of these collaborations with Otsuka in 2009. We also achieved a development milestone in 2009 under our first Otsuka collaboration, for which we received a milestone payment.

Endo.  Under the terms of our collaboration with Endo, Endo is responsible for marketing and selling Opana ER. Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the “royalty holiday”. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Since that time, we have recognized $24.3 million in royalties on sales of Opana ER, including $19.3 million for 2009. Endo has the right under our agreement to recoup $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties paid to us. The royalty amounts that we have recognized through December 31, 2009 reflect this temporary reduction. As of December 31, 2009, $3.7 million of the $28 million remained to be recouped by Endo. We believe that this amount will be fully recouped during the first quarter of 2010 and a portion of the royalty paid to us by Endo for the first quarter of 2010 will be paid at the full royalty rate.

Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. On June 8, 2009, Endo and Valeant signed a license agreement, granting Valeant the exclusive right to develop and commercialize Opana ER in Canada, Australia and New Zealand. Under the terms of the Valeant Agreement, Valeant paid Endo an up-front fee of C$2 million, and agreed to make payments totaling up to C$1.0 million upon the achievement of sales milestones in Canada and payments totaling up to AUS$1.1 million upon the achievement of regulatory and sales milestones in Australia. In addition, Valeant agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiry or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo, for which we have no rights. We signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER under the Valeant Agreement. Under the supply agreement, we have agreed to be the exclusive supplier of bulk TIMERx material to Valeant. The price at which we will sell bulk TIMERx to Valeant will approximate our costs, as defined in the agreement, and may be adjusted annually. The supply agreement is for a ten year term and may be terminated upon the occurrence of certain events including Valeant’s discontinuation of marketing Opana ER in the licensed territories.

In connection with the Valeant Agreement and our supply agreement with Valeant signed on June 2009, Endo and we signed a consent agreement consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to us. In July 2009, we received payment from Endo in the amount of $764,000 for our share of the up-front payment received by Endo under the Valeant Agreement, which amount we recorded as deferred revenue. We began to recognize revenue from this up-front payment in the third quarter of 2009 and expect to recognize revenue on the remainder of this payment ratably over the remaining estimated marketing period. Endo and we will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.

In July 2008, we entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, or the Second Amendment. Under the terms of the Second Amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent enforcement litigation related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with this amendment, in July 2008, Endo reimbursed us for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. The costs that we have incurred subsequent to June 30, 2008 have not been significant and have been reimbursed by Endo.

In March 2009, Endo and we entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009, or the Third Amendment. Under the terms of the Third Amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent applications and patent maintenance costs related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the Third Amendment, Endo reimbursed us for such costs and expenses incurred prior to December 31, 2008, which we had capitalized as patent assets, in the amount of $206,000. We received such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, in the second quarter of 2009, at which time we credited such reimbursements to our patent assets. Patent-related costs and expenses that we incurred subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to us by Endo, with these reimbursements recorded by us as offsets to our costs.

A description of our agreement with Endo is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1. Business”.

Edison.  Under the terms of our agreement with Edison, or the Edison Agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and one additional compound of Edison’s, which we selected in September 2009, for all indications, subject to the terms and conditions in the Edison Agreement. Upon our selection of this additional compound, we became obligated to make a milestone payment to Edison, which we recorded as R&D expense in the third quarter of 2009 and paid to Edison in October 2009.

On May 5, 2009, we and Edison entered into an agreement under which Edison agreed that we could offset $550,000, and following that, the $1.0 million principal amount of the loan we made to Edison in 2008, plus accrued interest, against 50% of any future milestone and royalty payments which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provided that we have no further research and development payment obligations in connection with the research period and the Edison Agreement. Following the milestone payment that we made to Edison in the fourth quarter of 2009 as noted above, $300,000 remains of the $550,000 offset provided for under the May 5, 2009 agreement.

A description of the Edison Agreement is included under the caption “Collaborative and Licensing Agreements” in “Part I. Item 1. Business.”

Mylan.  Under a collaboration agreement with Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, which was approved by the FDA. In March 2000, Mylan signed a supply and distribution agreement with Pfizer to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. In October 2009, Mylan notified us that Mylan had informed Pfizer of Mylan’s intent not to renew its supply and distribution agreement with Pfizer, which expires in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.

In October 2009, Mylan resolved a dispute with the Department of Justice regarding Medicaid rebate classifications with respect to some of the products it sold from 2000 to 2004. One of these products was Pfizer’s generic version of Procardia XL. Following the settlement, Mylan delivered a letter to us seeking from us approximately $1.1 million plus interest. Mylan claims that if it had used the rebate classifications asserted by the Department of Justice from 2000 to 2004, it would have paid us approximately $1.1 million less from 2000 to 2004 than it did pay us. We have reviewed our agreement with Mylan and notified Mylan that we do not believe we are liable to Mylan for this claim.

Restructuring Charges.  In the first quarter of 2009, we reduced the number of our employees from 60 to 49, as part of our efforts to aggressively manage our overhead cost structure. We entered into severance arrangements with the terminated employees, which included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with the severance arrangements, we recorded a severance charge in our statement of operations for the first quarter of 2009 of $550,000, all of which was paid in 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative, or SG&A, expense and R&D expense, respectively, in the first quarter of 2009. In addition, as a result of these terminations, in the first quarter of 2009, we recorded a non-cash credit of $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to SG&A expense and R&D expense, respectively, in the first quarter of 2009.

In the fourth quarter of 2009, we reduced the number of our employees from 48 to 39 and consolidated our Danbury, Connecticut headquarters into our Patterson, New York facility as of approximately January 1, 2010. We entered into severance arrangements with the terminated employees, which included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. We expect an annualized cost reduction of approximately $2 million from the staff reduction and facilities consolidation, including a reduction in SG&A expense of approximately $1.2 million and a reduction in R&D expense of approximately $800,000, on an annualized basis. In addition, we determined to defer any new development work on A0001, other than the two Phase IIa studies, pending review and analysis of the results of those studies. We recorded a restructuring charge in the fourth quarter of 2009, primarily for these severance agreements, of $326,000, of which $313,000 was unpaid as of December 31, 2009 but is expected to be paid during the first half of 2010. Of such charge, $260,000 and $66,000 was recorded as SG&A expense and R&D expense, respectively. In addition, as a result of these terminations, we recorded a non-cash credit in the fourth quarter of 2009 of $105,000 associated with the forfeiture of stock options held by these former employees. Of this credit, $68,000 and $37,000 were recorded as a credit to SG&A expense and R&D expense, respectively, in the fourth quarter of 2009.

Net loss and profitability.  We have incurred net losses since 1994 including net losses of $1.5 million, $26.7 million and $34.5 million during 2009, 2008 and 2007, respectively. As of December 31, 2009, our accumulated deficit was approximately $235 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, from our drug delivery technology collaborations and, to a lesser extent, from bulk sales of TIMERx material to Endo for use in Opana ER. For the third and fourth quarters of 2009, we reported net income, our first quarterly net profits from continuing operations. We anticipate that, based upon our current operating plan, which includes expected royalties from third parties, we will achieve annual profitability in 2010. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to maintain our current operating expense level, we may not be able to achieve profitability on a quarterly or annual basis in 2010. However, even if we are profitable in 2010, we may not be able to sustain profitability on a quarterly or annual basis. Our future profitability will depend on numerous factors, including:

•	the commercial success of Opana ER, and the amount of royalties on sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	our ability to access funding support for our development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of A0001;

•	the level of our general and administrative expenses; and

•	the successful development and commercialization of product candidates in our portfolio and products being developed for collaborations.

Our results of operations may fluctuate from quarter to quarter depending on the amount and timing of royalties on sales of Opana ER, the volume and timing of shipments of bulk TIMERx material, including to Endo, the variations in payments under our drug delivery technology collaborations, and the amount and timing of our investment in research and development activities.

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

Revenue Recognition

Royalties— We recognize revenue from royalties based on our collaborators’ sales of products using our technologies, or their sales of other products as contractually provided for, as is the case with Mylan. We recognize royalties as earned in accordance with contract terms when royalties from collaborators can be reasonably estimated and collectability is reasonably assured.

Product sales — We recognize revenue from product sales when the following four basic revenue recognition criteria under the related accounting guidance are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board, or FOB, origin. Shipping and handling costs are included in the cost of revenues.

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

Research and Product Development Expenses

Research and product development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements, and include related salaries, benefits and other personnel related expenses, costs of drug active, preclinical and clinical trial costs, and contract and other outside service fees including payments to collaborators for sponsored research activities. We expense research and development costs as incurred. A significant portion of our development activities are outsourced to third parties, including contract research organizations and contract manufacturers in connection with the production of clinical materials, or may be performed by our collaborators. In such cases, we may be required to make estimates of related service fees or our share of development costs. These arrangements may also require us to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

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

Deferred Taxes — Valuation Allowance

We establish valuation allowances against our recorded deferred income tax assets to the extent that we believe it is more likely than not that a portion of the deferred income tax assets are not realizable. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. At December 31, 2009, we had recorded full valuation allowances totaling approximately $43.3 million against our net deferred tax assets, as we believe it more likely than not that our deferred income tax assets will not be realized due to our historical losses.

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

Share-Based Compensation

We recognize in expense all share-based payments granted to employees and directors, including grants of stock options and restricted and unrestricted stock awards, and grants under our compensatory employee stock purchase plan, in our statement of operations based on their fair values as they are earned by the employees and directors under the vesting terms. For 2009, we recorded approximately $655,000 of expense associated with share-based payments, primarily comprised of approximately $207,000 attributable to employee and director stock options, and approximately $381,000 attributable to restricted stock awards to non-employee directors. As of December 31, 2009, there was approximately $572,000 and $96,000 of unrecognized compensation cost related to stock option awards and outstanding restricted stock awards, respectively, that we expect to recognize as expense over a weighted average period of 0.9 years and 1.5 years, respectively.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, we utilize an option pricing model to derive an estimated fair value. In calculating the estimated fair value of our stock options granted, we use a Black-Scholes-Merton pricing model, which requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of our common stock, which is issuable upon exercise of the option;

•	the expected volatility of our common stock;

•	expected dividends on our common stock; and

•	the risk free interest rate for the expected option term.

Of the variables above, we believe that the selection of an expected term and expected stock price volatility are the most subjective. We use historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. We believe that this historical data is currently the best estimate of the expected term of a new option, and that generally all groups of our employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. We use an average of implied volatility, if available, and historical volatility as we believe neither of these measures is better than the other in estimating the expected volatility of our common stock. We believe that our estimates, both expected term and stock price volatility, are reasonable in light of the historical data we analyzed.

Historically, we have not paid dividends. Our board of directors however, intends to pay a special cash dividend to our shareholders in the fourth quarter of 2010, subject to events that would limit the availability of our cash resources for distribution. Therefore, for 2010, we expect the fair value calculation of stock options granted in 2010 to include our estimate for dividends on our common stock as one of the variables under the Black-Scholes-Merton pricing valuation.

The valuation assumptions selected under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation” were applied to stock options that we granted subsequent to December 31, 2005; however, stock option expense recorded in the years ended December 31, 2009, 2008 and 2007 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions included in ASC 718, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K. We use the accelerated attribution method to recognize expense for all options granted.

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

In the event of a change in control of our company, as defined in the respective grant agreements, all unvested stock options and unvested restricted stock would immediately vest. In such event, all unrecognized compensation costs on all stock options and restricted stock outstanding at that date, including any unvested stock options or unvested restricted stock granted in 2010, would immediately be charged to SG&A expense or R&D expense, as applicable. As of December 31, 2009, unrecognized compensation costs associated with unvested stock options and restricted stock totaled approximately $668,000.

Recent Accounting Pronouncements

In December 2007, the FASB’s Emerging Issues Task Force, or EITF issued authoritative guidance that concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605 “Revenue Recognition”, Subtopic 45 “Principal Agent Considerations” and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and the arrangement’s terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under this guidance applies to the entire collaborative agreement. This guidance was effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. Our adoption of the provisions of this guidance as of January 1, 2009 did not have a material effect on our results of operations, financial position or cash flows.

In June 2008, the FASB issued authoritative guidance that concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with this guidance. We determined that our unvested restricted stock is a participating security under this guidance. This guidance is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. Our adoption of this guidance as of January 1, 2009 had no effect on our earnings per share calculations for all periods presented.

In June 2008, the EITF reached a consensus to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under ASC 815 “Derivatives and Hedging”, Subtopic 40 “Contracts in Entity’s own Equity”. The guidance applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in ASC 815. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of this guidance as of January 1, 2009 did not have a material effect on our results of operations, financial position or cash flows.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” or ASU 2009-01. The FASB Accounting Standards Codification or the Codification, is intended to be the source of authoritative U.S. generally accepted accounting principles or GAAP, and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP for public companies and our adoption of it had no effect on our results of operations, financial position or cash flows. We conformed our financial statement footnote disclosures to the Codification in this annual report, where applicable.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures” or ASU 2009-05. The purpose of this update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. Our adoption of ASU 2009-05 as of September 30, 2009 did not have a material effect on our results of operations, financial position or cash flows.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” or ASU 2009-13. ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact that our adoption of this pronouncement will have on our results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” or ASU 2010-06. This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements. It also amends disclosures requirements to increase the required level of disaggregate information regarding classes of assets and liabilities that make up each level and more detail regarding valuation techniques and inputs. This Update is effective for fiscal years beginning on or after December 15, 2009 except for the disclosure regarding Level 3 activity which is effective for fiscal years beginning after December 15, 2010. Our adoption of ASU 2010-06 as of December 31, 2009 did not have a material effect on our results of operations, financial position or cash flows.

Results of Operations for Years Ended December 31, 2009, 2008 and 2007

Revenues

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2009	2008	2008	2007	2007
	(In thousands, except percentages)

Royalties	$20,792	206%	$6,805	167%	$2,553
Product sales	562	(18)	685	32	519
Collaborative licensing and development revenue	2,458	135	1,044	342	236

Total revenues	$23,812	179%	$8,534	158%	$3,308

Our royalties increased in 2009 as compared to 2008, reflecting increased royalties from Endo on its net sales of Opana ER. This increase in royalties from Endo was primarily because we recognized royalties over the entire year for 2009. We did not begin to recognize royalties from Endo in 2008 until the third quarter of 2008, following completion of the royalty holiday. The increase in royalties is also due to an increase in the net sales of Opana ER. For 2009, we recognized $19.3 million of royalties from Endo as compared to $5.0 million for 2008. We expect royalties to increase in 2010 because we expect that during the first quarter of 2010, Endo will recoup the remaining $3.7 of the $28 million in development costs that Endo funded on our behalf, which will result in an end to the temporary 50% reduction in the royalty rate we earn, and we will begin to receive royalties at the full royalty rates under our agreement. We also expect underlying net sales for Opana ER to continue to grow in 2010. All of our royalty revenues for 2007 were generated from royalties received from Mylan. Royalties from Mylan decreased in 2009 as compared to 2008, and in 2008 as compared to 2007, as a result of decreases in Mylan’s net sales of Pfizer’s 30 mg generic version of Procardia XL. We believe that the decreases in Mylan’s net sales from 2008 to 2009 and from 2007 to 2008 were primarily due to increased generic competition, which contributed toward lower pricing overall. Mylan’s agreement with Pfizer expires in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.

Our product sales in 2009, 2008 and 2007 consisted of sales of formulated TIMERx material, primarily to Endo for use in Opana ER. Under our agreement with Endo, the selling price of formulated TIMERx material is determined periodically based on our approximate costs, which may include patent enforcement litigation costs, and patent application and maintenance costs related to Opana ER, if not otherwise reimbursed to us by Endo. Product sales decreased in 2009 in comparison with 2008 due to a lower selling price of TIMERx material to Endo in 2009, which resulted following the Second and Third Amendments to our agreement with Endo. Partially offsetting the decreased revenue resulting from the lower selling prices was an increase in the volume of TIMERx material sold to Endo in 2009 as compared with 2008. Product sales increased in 2008 in comparison with 2007 as a result of an increase in the selling price of TIMERx material to Endo for the first half of 2008, which reflected our increased patent litigation costs. Partially offsetting the increased revenue resulting from the higher selling prices in the first half of 2008, was a decrease in the volume of TIMERx material sold to Endo in 2008 as compared to 2007. In connection with the Second Amendment, which we entered into with Endo in July 2008, the selling price of TIMERx material to Endo was reduced for the second half of 2008, to approximately the selling prices which were in effect for 2007, to exclude the reimbursement of patent enforcement litigation costs we incurred in connection with Opana ER, for which Endo agreed to separately reimburse us. In addition, in connection with the Third Amendment, which we entered into with Endo in March 2009, the selling price of TIMERx material to Endo was further reduced effective January 1, 2009 to exclude the reimbursement of patent application and maintenance costs we incurred in connection with Opana ER, for which Endo agreed to separately reimburse us.

Revenue from collaborative licensing and development consists of the recognition of revenue relating to reimbursements of our expenses under our drug delivery technology collaborations, milestones and up-front payments from these collaborations. In 2009, we recognized a milestone payment due to us under our first development collaboration with Otsuka. The increase in revenue of $1.4 million in 2009, in comparison with 2008, reflects the recognition of this milestone payment and overall increased reimbursable development activity under our drug delivery technology collaborations in effect in 2009, as described below under “Cost of Revenues”, resulting in the related increase in revenue. The increase in revenue from 2007 to 2008 was due to the increased level of development activity resulting from the two collaborations in effect in 2008, compared to one collaboration in effect in 2007.

Cost of Revenues

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2009	2008	2008	2007	2007
	(In thousands, except percentages)

Cost of royalties	$387	81%	$214	398%	$43
Cost of product sales	551	81	305	(23)	395
Cost of collaborative licensing and development revenue	1,717	87	919	450	167

Total cost of revenues	$2,655	85%	$1,438	138%	$605

Cost of royalties consists of the amortization of deferred royalty termination costs associated with the Baichwal and Staniforth royalty termination agreements discussed below under “Cash Flows”, and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties increased from 2008 to 2009 and from 2007 to 2008, primarily as a result of increased amortization of the deferred royalty termination costs as a result of increased royalty revenues recognized in 2009 and 2008.

Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo for use in Opana ER. Cost of product sales increased from 2008 to 2009, primarily as a result of an increase in the volume of TIMERx material sold to Endo in 2009. Cost of product sales decreased from 2007 to 2008 primarily as a result of a decrease in the volume of TIMERx material sold to Endo in 2008.

Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations, which are generally reimbursed by our collaborators, and which include allocations of internal R&D costs, including compensation and overhead costs associated with formulation activities under these collaborations, as well as contract and other outside service fees. These costs increased from 2008 to 2009 and from 2007 to 2008, reflecting overall increased development activity under our drug delivery technology collaborations over these periods. During 2009, we were engaged in development activity under five collaborations as compared with two collaborations in 2008 and one collaboration in 2007.

Selling, General and Administrative Expenses

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2009	2008	2008	2007	2007
	(In thousands, except percentages)

Selling, general and administrative expenses	$9,413	(22)%	$12,052	(15)%	$14,260

SG&A expenses for 2009 decreased by $2.6 million as compared to 2008 due to several factors, including lower share-based compensation expense, which was due in part to credits of $911,000 recorded in 2009 and a reduction in the number of outstanding stock options in 2009, both resulting from the forfeiture of stock options held by former employees due to our staff reductions in the first quarter and fourth quarter of 2009. The decrease in share-based compensation expense was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in 2009, primarily as a result of decreases in the market price of our common stock. The 2009 decrease in SG&A expense also reflects lower compensation expense as a result of our January 2009 staff reductions, net of severance charges recorded for the staff reductions discussed in the “Overview” above, the inclusion in SG&A expense in 2008 of the impairment charge in the amount of $1.0 million that we recorded to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison Agreement, and the credit that we recorded in 2009 related to an increase in the cash surrender value of life insurance policies we hold for our supplemental executive retirement and deferred compensation plans for our former CEO, as a result of having held the policies for 20 years. These decreases were partially offset by $1.3 million of costs that we incurred in 2009 related to the proxy contest initiated by Tang Capital Partners, LP and Perceptive Life Sciences Mutual Fund Ltd. in connection with the 2009 annual meeting of shareholders and the related litigation, by a restructuring charge recorded in the fourth quarter of 2009 of approximately $260,000, primarily related to the fourth quarter staff reductions discussed above, and increased legal fees primarily associated with general corporate and collaboration activities.

SG&A expenses for 2008 decreased as compared to 2007 primarily due to lower share-based compensation expense, legal expense, facility-related costs and business insurance costs. The lower share-based compensation expense is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in 2008 as compared to 2007, primarily as a result of decreases in the market price of our common stock. The decrease in legal fees was primarily attributable to a credit we recorded in 2008 for the reimbursement of legal expenses by Endo pursuant to the amendment we entered into with Endo in July 2008 and the direct payment of costs relating to the Opana ER litigation by Endo in the second half of 2008. The decrease in our facility-related costs was primarily attributable to our efforts in 2007 to explore alternative locations for our facilities. In June 2007, we terminated these efforts and extended the lease terms of our two facilities. These decreased expenses were partially offset by an impairment charge we recorded in 2008 in the amount of $1.0 million to establish a reserve against the collectability of the loan that we made to Edison in February 2008 under the Edison Agreement.

As a result of the staff reductions discussed above and the consolidation of our Danbury, CT facility into our Patterson, NY facility, as well as other efforts to closely manage our cost structure, we expect that SG&A expense will decline in 2010 as compared to 2009.

Research and Product Development Expenses

R&D expenses were $12.4 million for 2009, compared with $21.0 million for 2008, a decrease of $8.6 million. The decrease reflects that in 2009, we made no contractual payments to Edison under the Edison Agreement, other than the milestone payment due to Edison for our selection of a second compound under the Edison Agreement. The decrease also reflects that we had no expenses in 2009 related to the development of nalbuphine ER and PW4153, an extended release formulation of carbidopa/levodopa. In 2009, we had lower compensation expenses due to staff reductions implemented in the first quarter of 2008 and the first quarter of 2009, and we increased our allocations of internal R&D costs related to our drug delivery technology collaborations to cost of collaborative licensing and development revenue as this collaboration activity increased in 2009. The decreased R&D expenses for 2009 were partially offset by increased expenses associated with the clinical trials of A0001.

R&D expenses were $21.0 million for 2008, a decrease of $2.5 million as compared to $23.5 million for 2007. This decrease was primarily due to lower expenses related to the development of nalbuphine ER, lower costs associated with the development of other early stage product candidates, lower expenses due to staff reductions implemented in the first quarter of 2008 and allocations of internal R&D costs related to our drug delivery technology collaborations to cost of collaborative licensing and development. Partially offsetting these lower expenses were increased expenses related to preclinical and clinical work we conducted on A0001, and increased contractual payments to Edison under the terms of the Edison Agreement.

In the table below, research and product development expenses are set forth in the following categories:

		Percentage		Percentage
		Increase		Increase
		(Decrease) from		(Decrease) from
	2009	2008	2008	2007	2007
	(In thousands, except percentages)

A0001 and Edison payments	$4,774	(36)%	$7,403	95%	$3,797
Nalbuphine ER	—	(100)	2,238	(66)	6,618
PW4153	—	(100)	882	385	182
Other phase I products and internal costs	7,656	(27)	10,518	(19)	12,964

Total research and product development expense	$12,430	(41)%	$21,041	(11)%	$23,561

•	A0001 and Edison Payments — These expenses reflect our direct external expenses relating to the development of A0001, and for the 2008 and 2007 periods, also includes our funding of Edison’s research activities under the Edison Agreement. The 2009 and 2008 expenses also include milestone payments to Edison. These expenses approximated 38% of our R&D expenses for 2009 and included costs of preclinical and clinical studies of A0001 that we conducted in 2009, and a milestone payment made to Edison in 2009 for the selection an additional compound that we were entitled to under the Edison Agreement, as discussed below. The milestone payment made to Edison in 2008 was for the commencement of dosing in a Phase Ia clinical trial of A0001. As of December 31, 2009, we had incurred $16.0 million in total expenses for the A0001 program and for contract research payments to Edison. Of this amount, approximately $5.4 million consisted of quarterly contract research payments to Edison that we made in 2007 and 2008.

In May 2008, we submitted an IND for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. There was a dose-dependent increase in exposure approaching steady state following repeat dosing, and a maximum tolerated dose was established. In December 2009 and February 2010, we initiated two Phase IIa studies in patients with mitochondrial diseases, with one trial focused on patients with FA and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. We expect data from both of these trials by the third quarter of 2010. In parallel with the Phase Ib trial, we also conducted long-term animal toxicology studies to support longer dosing in the clinical program, which we completed in the fourth quarter of 2009.

In September 2009, Edison presented to us, and we selected, an additional compound that we were entitled to under the Edison Agreement. Upon the selection of this additional compound, we became obligated to make a $250,000 milestone payment to Edison, which we recorded as R&D expense in the third quarter of 2009 and paid to Edison in October 2009.

We expect our A0001 costs to decline in 2010 as we complete the two Phase IIa studies in the third quarter of 2010. We have determined not to conduct any other development work associated with A0001 until we have the results of those studies. We cannot reasonably estimate or know the nature, timing or estimated costs of the efforts necessary to complete the development of A0001 or the additional compound selected, due to the numerous risks and uncertainties associated with developing and commercializing drugs.

•	Nalbuphine ER — These expenses reflect our direct external expenses relating to the development of nalbuphine ER. In 2008 and 2007, these expenses consisted primarily of payments to third parties in connection with clinical trials of nalbuphine ER that we conducted. The expenses for this program decreased in 2008 as compared to 2007, as 2007 included costs we incurred in connection with a Phase I safety trial that we completed in 2007, a Phase IIa trial that we completed in January 2008 and costs for the purchase of drug active. After the completion of the Phase IIa trial in the first quarter of 2008, we determined to seek a collaborator for the further development and commercialization of nalbuphine ER, and not to conduct any additional development work until we entered into such a collaboration. As a result, we did not incur any R&D expenses in 2009 and we do not expect to incur any additional R&D expenses for nalbuphine ER, unless we find a collaborator to continue the development work.

•	PW4153 — These expenses reflect our direct external expenses relating to the development of PW4153. These expenses consisted primarily of payments to third parties in connection with clinical trials and other development work. In July 2008, we conducted a Phase I clinical trial for PW4153 to assess the pharmacokinetics of our formulation in healthy volunteers. Based on the results of this study, we determined to terminate this development program. We do not anticipate any significant additional costs for this program in the future.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, share-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active.

These costs decreased in 2009 as compared with 2008, primarily as a result of lower compensation expense due to staff reductions implemented in the first quarter of 2008 and in January 2009, increased allocations of internal costs in 2009 related to our drug delivery technology collaborations to cost of collaborative licensing and development revenues, and lower Phase I product expenses, as we did not incur any external expenses on these product candidates. We evaluate product candidates on an on-going basis and may terminate or accelerate development of product candidates based on study results, product development risk, commercial opportunity, perceived time to market and other factors.

Our product candidates may not advance through or into the clinical development process or be successfully developed, may not receive regulatory approval, or may not be successfully commercialized. Completion of clinical trials and commercialization of these product candidates may take several years, and the length of time can vary substantially according to the type, complexity and novelty of a product candidate. Due to the variability in the length of time necessary to develop a product, the uncertainties related to the estimated cost of the development process and the uncertainties involved in obtaining governmental approval for commercialization, accurate and meaningful estimates of the ultimate cost to bring our product candidates to market are not available.

We expect R&D expense to decrease in 2010, compared to 2009 as our R&D expenses for A0001 are likely to decrease. Our development efforts in 2010 will focus on completing the Phase IIa trials of A0001 and making a decision as to our next steps for this program. In addition, the staff reductions we implemented in the first quarter and the fourth quarter of 2009, as well as other efforts to closely manage our cost structure, including the consolidation of our Danbury, CT headquarters into our Patterson, NY laboratory and office facility should also reduce R&D expense in 2010, compared to 2009.

Tax Rates

The effective tax rates for 2009, 2008 and 2007 were zero. The effective tax rates differ from the federal statutory rate of a 34% benefit for 2009 and 2007, and a 35% benefit for 2008 due primarily to valuation allowances recorded to offset net deferred tax assets relating to our net operating losses.

Liquidity and Capital Resources

Sources of Liquidity

Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, development cost reimbursements from collaborators, and advances under credit facilities. As of December 31, 2009, we had cash, cash equivalents and short-term investments of $11.5 million.

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

Pursuant to the securities purchase agreement entered into in connection with the private placement, we filed a registration statement with the SEC, on April 10, 2008, registering for resale the shares sold in the private placement and shares issuable under the warrants. This registration statement was declared effective by the SEC on April 28, 2008. We have agreed to use our reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.

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

The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan, we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we would be required to pay a prepayment penalty of 1.0% of any prepaid amount. As of December 31, 2009,

$4.1 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight-line amortization of the remaining principal amount outstanding, as noted above. Principal payments on the term loan are expected to total approximately $4.1 million through September 30, 2010, at which time, based on the terms of the credit facility, the loan amount currently outstanding and the exit fee of $360,000, are to be fully paid.

Cash Flows

In 2009, we had net cash provided by operations of $74,000 that primarily resulted from our net loss of $1.5 million for the year, which included non-cash charges of $1.2 million for depreciation and amortization, $655,000 for share based compensation and $339,000 for patent impairment charges. Cash flow from operations also reflected an increase in receivables of $1.3 million primarily related to increased accrued royalties from Endo for the fourth quarter of 2009, an increase in deferred revenue of $416,000, which is largely attributable to the up-front payment we received from Endo in connection with the Valeant Agreement, a decrease in inventory of $177,000 and non-cash deferred compensation charges of $171,000.

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

In 2007, we had negative cash flow from operations of $29.6 million, primarily due to our net loss of $34.5 million for the year, which included depreciation and amortization of $1.5 million and a non-cash charge of $3.8 million for share-based compensation. During 2007, we also expended approximately $1.5 million in cash in connection with the royalty termination agreements discussed below. Our costs under the royalty termination agreements were deferred and are being amortized.

In 2009, net cash used in investing activities was $102,000, primarily reflecting purchases of marketable securities, net of maturities, of $240,000 and $80,000 expended for the acquisition of fixed assets during the year. Partially offsetting this use of cash were the reimbursements of patent costs by Endo in the amount of $229,000. In 2008, net cash provided by investing activities was $6.2 million primarily reflecting maturities of marketable securities, net of purchases, of $7.3 million. This was partially offset by the $1.0 million loan to Edison discussed below. Net cash provided by investing activities also reflected funds expended to secure patents on technology we have developed of $349,000 and proceeds from the sale of equipment of $318,000. In 2007, net cash provided by investing activities totaled $16.1 million, primarily reflecting maturities of marketable securities, net of purchases, of $17.3 million. Net cash provided by investing activities also reflected $918,000 expended primarily for the acquisition of laboratory equipment for drug development activities and $319,000 expended to secure patents on technology.

In 2009, financing activities used $5.4 million of cash, primarily reflecting the repayments of principal on our outstanding term loan described above. Financing activities in 2008 provided $20.8 million in cash, primarily from the private placement discussed above, partially offset by repayments of principal on our outstanding term loan described above. Financing activities provided $13.0 million in cash in 2007, primarily from the proceeds of the term loan discussed above and net cash proceeds from stock option exercises.

On February 5, 2008, we loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of one month LIBOR at the time of the loan, plus 5%, or a total of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, we recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of our collectability assessment of the loan to Edison. In addition, as a result of our continuing collectability assessment, we are not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by us was approximately $91,000 for 2009 and cumulatively, as of December 31, 2009, was approximately $167,000.

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

On February 1, 2007, we entered into a royalty termination agreement with Dr. Staniforth, a director of and consultant to Penwest, terminating the royalty agreement dated as of September 25, 1992, as amended, between Penwest and Dr. Staniforth. Under the royalty agreement, we were obligated to pay Dr. Staniforth on an annual basis in arrears one-half of one percent of our net revenue generated from the sales or licenses of products covered by the TIMERx patents. Under the terms of the termination agreement, Penwest and Dr. Staniforth terminated this payment obligation and agreed that we would have no further obligation to make any payments to Dr. Staniforth under the royalty agreement except for amounts owed with respect to 2006. In 2007, we paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of our common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Effective June 10, 2009, Dr. Staniforth ceased to be a member of the Board of Directors.

Funding Requirements

We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2011, including paying off our credit facility with GE Business Financial Services Inc. and paying a special cash dividend in the fourth quarter of 2010 that our board of directors intends to declare. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, based on forecasts we received from Endo, we may not be able to fund our ongoing operations through at least 2011, without seeking additional funding from the capital markets, and may not be able to declare the dividend.

We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in the first quarter and fourth quarter of 2009, as described above under “Overview”, and we have operated based on a narrowed set of priorities in 2009 and in 2010. We did however, incur significant unplanned costs in connection with the proxy contest associated with our 2009 annual meeting of shareholders and the related litigation. These costs, including legal and other advisory fees, totaled $1.3 million and were incurred during the six month period ended June 30, 2009, and included costs of litigation relating to three lawsuits brought by the shareholders who initiated the proxy contest, one of which lawsuits is still pending. Costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation. We also could incur significant costs if we become engaged in a proxy contest in connection with our 2010 annual meeting of shareholders.

We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States with our partner Endo, and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.

We expect that our capital expenditures in 2010 will not exceed approximately $250,000.

In connection with the expiration of our manufacturing agreement with Draxis, our contract manufacturer of TIMERx material in November 2009, we plan to increase our inventory levels of TIMERx material during the first half of 2010, which will require additional use of our cash resources. In addition, we have identified another contract manufacturer that we believe has the capability to manufacture our TIMERx material and are discussing a manufacturing agreement with this manufacturer. Following that, we will work with Endo on the qualification of this manufacturer in connection which our supply of TIMERx material to Endo for Opana ER, which will require additional use of cash resources.

In the fourth quarter of 2009, we reduced our staff level from 48 to 39 and consolidated our Danbury, Connecticut headquarters into our Patterson, New York facility as of January 1, 2010. We entered into severance arrangements with the terminated employees which included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these severance arrangements and the corporate office relocation, we recorded a restructuring charge in the fourth quarter of 2009 of $326,000, of which $313,000 was unpaid as of December 31, 2009 but is expected to be paid over the first half of 2010.

On March 4, 2010, we announced that, in view of the cash reserves we expect to accumulate from royalties on Opana ER, as well as our cost reduction initiatives implemented in 2008 and 2009, our board of directors currently intends to declare a special cash dividend in the fourth quarter of 2010. We expect that the special dividend would be between $0.50 and $0.75 per share in cash. Any determination to pay a dividend would be subject to Endo’s net sales for Opana ER during 2010 and any other events that may arise that would limit the availability of our cash resources for distribution. Our board of directors also plans to continue to consider additional cash dividends in future years as our cash resources warrant.

In 2010, as a result of our forecasted profitability and limitations on the amount of our net operating loss, or NOL, carryforwards, described under “Net Operating Loss Carryforwards” below, that we may use to offset our taxable income, we anticipate that we may be subject to federal alternative minimum tax under the Internal Revenue Code. Accordingly, we expect to begin to make federal income tax payments during 2010.

Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:

•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the timing and amount of payments received under our drug delivery technology collaborative agreements;

•	the results of our Phase IIa clinical trials of A0001, and the cost of any future pre-clinical studies and clinical trials that we may conduct, our ability to enter into collaborations for A0001, or otherwise access to funding and support for pre-clinical studies and clinical trials of A0001;

•	our and Endo’s ability to enter into new collaborations for Opana ER outside the United States, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations, and the structure and terms of such collaborations;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.

If we accelerate the development of any of our own product candidates, we may need to seek additional funding through collaborative agreements, the selling of assets, or public financings of equity or debt securities.

We plan to meet our long-term cash requirements through our existing levels of cash and marketable securities and our revenues from collaborative agreements.

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

Contractual Obligations

Our outstanding contractual cash obligations include obligations under our operating leases primarily for our facility in Patterson, NY; purchase obligations primarily relating to preclinical and clinical development, and our drug delivery technology collaboration obligations; payments due under our credit facility relating to interest, principal and exit fees; and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of December 31, 2009 (in thousands):

		Less than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years

Operating leases	$225	$225	$—	$—	$—
Purchase obligations	4,427	4,427	—	—	—
Deferred compensation	2,670	294	587	587	1,202
Payments due under credit facility	4,651	4,651	—	—	—

Total	$11,973	$9,597	$587	$587	$1,202

We lease a facility approximating 15,500 square feet of laboratory and office space in Patterson, New York. On November 3, 2009, we signed an extension to our lease for one year through December 31, 2010, with a renewal option for an additional one-year period. Payments under this lease for 2010 will approximate $210,000 plus operating costs. As discussed above under Item 2. “Properties”, we did not renew the lease for our Danbury Connecticut corporate offices as of December 31, 2009 and we consolidated our workforce into our Patterson, NY facility in December 2009.

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

We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of December 31, 2009, the trust assets consisted of the cash surrender value of these life insurance policies totaling $2.0 million and $296,000 held in a money market account.

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

Net Operating Loss Carryforwards

In 2008, we determined that an ownership change had occurred under Section 382 of the Internal Revenue Code, or Section 382. As a result, the utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the subsequent 20 years into 2028. We also determined that we were in a Net Unrealized Built-In Gain position (for purposes of Section 382) at the time of the ownership change, which increased the annual limitation over the subsequent five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with ASC 740 “Income Taxes”, we have provided a valuation allowance for the full amount of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2009 and 2008.

At December 31, 2009, we had federal NOL carryforwards of approximately $90.5 million for income tax purposes, which expire at various dates beginning in 2018 through 2029. At December 31, 2009, we had state NOL carryforwards of approximately $89.5 million which expire at various dates beginning in 2023 through 2029. In addition, at December 31, 2009, we had federal research and development tax credit carryforwards of approximately $1.8 million which expire beginning in 2028 through 2029. The NOL’s incurred subsequent to the 2008 ownership change and through December 31, 2009 of $18.0 million are not limited on an annual basis. Pursuant to Section 382, subsequent ownership changes could further limit this amount. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to our future taxable earnings.

For financial reporting purposes, at December 31, 2009 and 2008, respectively, valuation allowances of $43.3 million and $40.6 million have been recognized to offset net deferred tax assets, primarily attributable to our NOL carryforwards. As previously noted, in 2008, we reduced our tax attributes (NOL’s and tax credits) as a result of our ownership change under Section 382 and the limitation placed on the utilization of our tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by $123.0 million and the tax credits were reduced by $6.7 million upon the ownership change in 2008. Our valuation allowance increased (decreased) in 2009, 2008 and 2007 by $2.6 million, ($32.0) million and $9.9 million, respectively. The decrease in the valuation allowance in 2008 of $32.0 million was primarily due to the limitations placed on the utilization of our tax attributes as noted above.

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

At December 31, 2009, our marketable securities consisted of a certificate of deposit and approximated $240,000. This marketable security matured in January 2010 and therefore, this security presents no market risk. At December 31, 2009, market values approximated carrying values. Due to the nature of our cash equivalents, which were money market accounts at December 31, 2009, management believes they have no significant market risk. As of December 31, 2009, we had approximately $11.5 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% may have caused a decrease in the annual amount of interest earned of up to approximately $115,000; however, due to the minimal yields actually earned on our investments during 2009, the maximum impact to our investment earnings would have been approximately $15,000, which was our total investment income for 2009.

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

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our chief executive officer (who is also our acting chief financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Reports on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Penwest Pharmaceuticals Co.

We have audited Penwest Pharmaceuticals Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penwest Pharmaceuticals Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penwest Pharmaceuticals Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Penwest Pharmaceuticals Co. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Hartford, CT
March 16, 2010

ITEM 9B.	OTHER INFORMATION

Retention Agreements

On March 16, 2010, the Company entered into amended retention agreements with each of the Company’s executive officers. The original retention agreements provided for certain payments, benefits and accelerated vesting of equity awards following a change in control of the Company if the executive’s employment were to be terminated by the Company (other than for cause, death or disability) or by the executive for good reason, as such terms are defined in the retention agreements, in advance of but in connection with the change in control or within the 12 months following the change in control. The original agreements also provided for payments to be made over a period of 24 months (in the case of the chief executive officer) and over a period of 18 months (in the case of the other executive officers under this program). The amended agreements extend the post-closing protection period for such payments in the event of termination to 18 months following a change in control, and provide for earlier payment of the amounts (including payment of as much as possible in a lump sum) to the extent permitted by Section 409A of the Internal Revenue Code. The amended agreements also provide some reductions in post-employment benefits to fit with benefit availability under the Company’s benefit plans and include some modifications required by Section 409A of the Internal Revenue Code.

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

The information required by this item will be contained in our 2010 proxy statement under the captions “Information About Corporate Governance” and “Information About Executive and Director Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our 2010 proxy statement under the captions “Information About Executive and Director Compensation” and “Other Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our 2010 proxy statement under the caption “Information About Corporate Governance” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our 2010 proxy statement under the caption “Discussion of Proposals” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1), (2) Financial Statements and Financial Statement Schedule

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

The balance sheets as of December 31, 2009 and 2008 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2009.

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(3) Exhibits

The list of Exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penwest Pharmaceuticals Co.

/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jennifer L. Good Jennifer L. Good	President and Chief Executive Officer, Director (principal executive officer and principal financial officer)	Date: March 16, 2010

/s/ Frank P. Muscolo Frank P. Muscolo	Controller and Chief Accounting Officer (principal accounting officer)	Date: March 16, 2010

/s/ Paul E. Freiman Paul E. Freiman	Chairman of the Board	Date: March 16, 2010

/s/ Christophe Bianchi Christophe Bianchi, M.D.	Director	Date: March 16, 2010

/s/ Peter F. Drake Peter F. Drake, Ph.D.	Director	Date: March 16, 2010

/s/ Joseph Edelman Joseph Edelman	Director	Date: March 16, 2010

/s/ David P. Meeker David P. Meeker, M.D.	Director	Date: March 16, 2010

/s/ Kevin C. Tang Kevin C. Tang	Director	Date: March 16, 2010

/s/ Anne M. VanLent Anne M. VanLent	Director	Date: March 16, 2010

APPENDIX A

PENWEST PHARMACEUTICALS CO.

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Penwest Pharmaceuticals Co.

We have audited the accompanying balance sheets of Penwest Pharmaceuticals Co. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penwest Pharmaceuticals Co. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penwest Pharmaceuticals Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Hartford, CT
March 16, 2010

PENWEST PHARMACEUTICALS CO.

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11,246	$16,692
Marketable securities	240	—
Trade accounts receivable	6,226	4,894
Inventories, net	263	440
Prepaid expenses and other current assets	1,289	1,365

Total current assets	19,264	23,391
Fixed assets, net	1,576	2,177
Patents, net	996	1,819
Deferred charges	1,740	2,244
Other assets, net	2,320	2,223

Total assets	$25,896	$31,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$750	$745
Accrued expenses	2,178	1,695
Accrued development costs	275	385
Loan payable — current portion	4,112	5,483
Deferred compensation — current portion	294	291

Total current liabilities	7,609	8,599
Loan payable	—	4,112
Accrued financing fee	—	360
Deferred revenue	889	473
Deferred compensation	2,376	2,384

Total liabilities	10,874	15,928
Commitments and Contingencies (see Notes 13 and 18)
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,778,416 shares at December 31, 2009 and 31,697,250 shares at December 31, 2008	32	32
Additional paid-in capital	249,982	249,262
Accumulated deficit	(235,127)	(233,627)
Accumulated other comprehensive income	135	259

Total shareholders’ equity	15,022	15,926

Total liabilities and shareholders’ equity	$25,896	$31,854

See accompanying notes

PENWEST PHARMACEUTICALS CO.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Royalties	$20,792	$6,805	$2,553
Product sales	562	685	519
Collaborative licensing and development revenue	2,458	1,044	236

Total revenues	23,812	8,534	3,308
Operating expenses:
Cost of revenues	2,655	1,438	605
Selling, general and administrative	9,413	12,052	14,260
Research and product development	12,430	21,041	23,561

Total operating expenses	24,498	34,531	38,426

Loss from operations	(686)	(25,997)	(35,118)
Investment income	15	541	1,770
Interest expense	(829)	(1,278)	(1,117)

Loss before income tax expense	(1,500)	(26,734)	(34,465)
Income tax expense	—	—	—

Net loss	$(1,500)	$(26,734)	$(34,465)

Basic and diluted net loss per common share	$(0.05)	$(0.89)	$(1.48)

Weighted average shares of common stock outstanding — basic and diluted	31,666	29,923	23,216

See accompanying notes

PENWEST PHARMACEUTICALS CO.

STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
	(In thousands)

Balances, December 31, 2006	23,133	$23	$217,427	$(172,428)	$99	$45,121
Net loss	—	—	—	(34,465)	—	(34,465)
Decrease in unrealized loss on marketable securities	—	—	—	—	18	18
Adjustment for funded status of post retirement plan	—	—	—	—	63	63

Comprehensive loss	—	—	—	—	—	(34,384)
Proceeds from stock option and Employee Stock Purchase Plan exercises	113	—	1,135	—	—	1,135
Issuance of common stock pursuant to royalty termination agreements	39	—	573	—	—	573
Stock compensation charges in connection with stock incentive plans	141	—	3,792	—	—	3,792

Balances, December 31, 2007	23,426	23	222,927	(206,893)	180	16,237
Net loss	—	—	—	(26,734)	—	(26,734)
Decrease in unrealized gain on marketable securities	—	—	—	—	(7)	(7)
Adjustment for funded status of post retirement plan	—	—	—	—	86	86

Comprehensive loss	—	—	—	—		(26,655)
Proceeds from Employee Stock Purchase Plan exercises	41	—	70	—	—	70
Stock compensation charges in connection with stock incentive plans	89	—	3,125	—	—	3,125
Issuance of common stock pursuant to an equity financing, net	8,141	9	23,140	—	—	23,149

Balances, December 31, 2008	31,697	32	249,262	(233,627)	259	15,926
Net loss	—	—	—	(1,500)	—	(1,500)
Adjustment for funded status of post retirement plan	—	—	—	—	(124)	(124)

Comprehensive loss	—	—	—	—	—	(1,624)
Proceeds from Employee Stock Purchase Plan exercises	37	—	65	—	—	65
Stock compensation charges in connection with stock incentive plans	44	—	655	—	—	655

Balances, December 31, 2009	31,778	$32	$249,982	$(235,127)	$135	$15,022

See accompanying notes

PENWEST PHARMACEUTICALS CO.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net loss	$(1,500)	$(26,734)	$(34,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	641	989	1,107
Amortization of patents	289	367	379
Inventory reserves	—	18	18
Patent impairment losses	339	702	584
Loss on disposal of fixed assets	17	209	—
Note receivable reserve	—	1,000	—
Deferred revenue	416	290	140
Deferred compensation	171	177	182
Deferred royalty termination costs amortization (paid)	274	101	(1,541)
Share-based compensation	655	3,125	3,792
Changes in operating assets and liabilities:
Trade accounts receivable	(1,332)	(4,113)	(98)
Inventories	177	209	(483)
Accounts payable, accrued expenses and other	(73)	(2,298)	752

Net cash provided by (used in) operating activities	74	(25,958)	(29,633)
Investing activities:
Acquisitions of fixed assets, net	(80)	(112)	(918)
Proceeds from sale of fixed assets	23	318	—
Patent costs	(34)	(349)	(319)
Purchases of marketable securities	(1,220)	(7,859)	(24,605)
Proceeds from maturities of marketable securities	980	15,157	41,950
Reimbursements of patent costs by collaborator	229	—	—
Loan disbursed to collaborator	—	(1,000)	—

Net cash (used in) provided by investing activities	(102)	6,155	16,108
Financing activities:
Issuance of common stock, net	65	23,220	1,135
Proceeds from loan payable	—	—	12,000
Repayment of debt	(5,483)	(2,405)	—
Debt issuance costs	—	—	(112)

Net cash (used in) provided by financing activities	(5,418)	20,815	13,023
Net (decrease) increase in cash and cash equivalents	(5,446)	1,012	(502)
Cash and cash equivalents at beginning of year	16,692	15,680	16,182

Cash and cash equivalents at end of year	$11,246	$16,692	$15,680

See accompanying notes

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS

Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. The Company is currently developing A0001, or α-tocopherolquinone, a coenzyme Q analog for inherited mitochondrial respiratory chain diseases. The Company is also applying its drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, (“drug delivery technology collaborations”).

Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., (“Endo”), using the Company’s proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, (“FDA”), in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In 2009 and 2008, the Company recognized $19.3 million and $5.0 million, respectively, in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals International, (“Valeant”), to develop and commercialize Opana ER in Canada, Australia and New Zealand. Opana ER is not approved for sale in any country other than the United States.

The Company is conducting two Phase IIa clinical trials of A0001. The Company initiated one trial in patients with Friedreich’s Ataxia (“FA”), a rare degenerative neuro-muscular disorder, and the second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. The Company expects data from both of these trials by the third quarter of 2010. In September 2009, the Company exercised its option under its agreement with Edison, (the “Edison Agreement”), to acquire the right to a second drug candidate from Edison. The Company has determined not to conduct any additional development work on this compound until after it reviews the results of the Phase IIa studies of A0001.

The Company is a party to a number of collaborations involving the use of its extended release drug delivery technologies as well as its formulation development expertise. Under these collaborations, the Company is responsible for completing the formulation work on a product specified by its collaborator using its proprietary extended release technology. If the Company successfully formulates the compound, it will transfer the formulation to its collaborator, who is then responsible for the completion of the clinical development, manufacturing, and ultimately, the commercialization of the product. The Company is party to four such drug delivery technology collaborations with Otsuka Pharmaceuticals Co., (“Otsuka”). The Company signed two of these collaborations with Otsuka in 2009.

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

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities. Such securities are stated at fair value and during 2009 and 2008, consisted of certificates of deposit, corporate bonds, commercial paper and discounted notes backed by U.S. government agencies. Unrealized holding gains or losses, if any, are included in shareholders’ equity as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to compute the realized gains and losses, if any, on marketable securities.

Credit Risk and Fair Value of Financial Instruments

The Company performs ongoing credit evaluations of its customers, as warranted, and generally does not require collateral. Revenues from royalties, product sales and licensing and development fees are primarily derived from major pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2009 and 2008, no allowances for doubtful accounts were recorded by the Company on its trade accounts receivable. One collaborator of the Company, Endo, accounted for approximately 83%, 67% and 15% of the Company’s total revenues for 2009, 2008 and 2007, respectively. Another collaborator of the Company, Mylan Pharmaceuticals Inc. (“Mylan”) accounted for approximately 6%, 21% and 77% of the Company’s total revenues in 2009, 2008 and 2007, respectively. The Company is dependent on Endo to manufacture, market and sell Opana ER in the U.S., for which a substantial portion of our revenues are derived; therefore, our future operating results are highly dependent on our collaboration with Endo.

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

The carrying value of financial instruments at December 31, 2009, which includes cash, cash equivalents, marketable securities, receivables and accounts payable, approximates fair value due to the short term nature of these instruments. The carrying value of the Company’s loan payable approximates fair value and is estimated based on the market price of similar debt instruments.

Inventories

Inventories, which consist primarily of manufactured bulk TIMERx, are stated at the lower of cost (first-in, first-out) or market. The costs of any bulk TIMERx and raw materials acquired for research and development activities that also have alternative future uses are capitalized when acquired. The Company periodically reviews and quality-tests its inventory to identify obsolete, slow moving or otherwise unsaleable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Inventory allowances or write-offs associated with development projects are charged to research and product development expense prior to regulatory approval. The Company records pre-approval sales of its bulk TIMERx to its development project collaborators as an offset to research and product development expense in situations where cost-sharing arrangements exist. These pre-approval sales were not material in 2009, 2008 and 2007.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives or over the lease term, if shorter, for leasehold improvements. Estimated useful lives by class of assets are generally as follows:

Machinery and equipment	5-10 years
Office furniture and equipment	3-10 years
Software	3-5 years
Leasehold improvements	1-3 years

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

Foreign Currencies

Realized gains and losses from foreign currency transactions are reflected in the statements of operations and were not significant in any year in the three year period ended December 31, 2009.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2009, 2008 and 2007 consisted of adjustments for the funded status of the Company’s Supplemental Executive Retirement Plan (“SERP”) (see Note 16), and unrealized gains and losses on marketable securities.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. The Company recorded no income tax benefits relating to the net operating losses generated during 2009, 2008 and 2007, as deferred tax assets related to such losses were fully offset by valuation allowances. Valuation allowances are established against the recorded deferred income tax assets to the extent that the Company believes it is more likely than not that a portion of the deferred income tax assets are not realizable.

The Company accounts for uncertain income tax positions by recognizing in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The determination of which tax positions are more likely than not sustainable requires the Company to use judgments and estimates, which may or may not be borne out by actual results.

The Company expects to recognize potential interest and penalties related to income tax positions as a component of income tax expense in its statements of operations in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at December 31, 2009, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. The Company is subject to federal and state income tax examinations for all tax periods subsequent to its spin-off from its former parent company on August 31, 1998.

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

Product sales — The Company recognizes revenue from product sales when the following four basic revenue recognition criteria under the related accounting guidance are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Revenues from product sales are generally recognized upon delivery to a common carrier when terms are equivalent to free-on-board (“FOB”) origin. Shipping and handling costs are included in the cost of revenues.

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

The Company recognizes revenues from non-refundable up-front fees received under collaboration agreements ratably over the performance period as determined under the related collaboration agreement. If the estimated performance period is subsequently modified, the Company will modify the period over which the up-front fee is recognized accordingly on a prospective basis. Non-refundable milestones payments received in connection with a collaborator’s launch of a product are also recognized ratably over the estimated or contractual licensing and supply term. Upon termination of a collaboration agreement, any remaining non-refundable licensing fees received by the Company, which had been deferred, are generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in the Company’s statements of operations.

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

Research and Product Development Expenses

Research and product development expenses consist of costs associated with products being developed internally as well as products being developed under collaboration agreements, and include related salaries, benefits and other personnel related expenses, costs of drug active, preclinical and clinical trial costs, and contract and other outside service fees including payments to collaborators for sponsored research activities. The Company expenses research and development costs as incurred. A significant portion of the Company’s development activities are outsourced to third parties, including contract research organizations and contract manufacturers in connection with the production of clinical materials, or may be performed by the Company’s collaborators. In such cases, the Company may be required to make estimates of related service fees or of the Company’s share of development costs. These arrangements may also require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the orderly termination of contractual services.

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

Per Share Data

Loss per common share is computed based on the weighted average number of shares of common stock outstanding during the period. For all years reported, diluted loss per share was the equivalent of basic loss per share due to the respective net losses. No dilution for common stock equivalents is included in 2009, 2008 and 2007 as the effects would be antidilutive. Such securities, excluded due to their antidilutive effect, are as follows:

	December 31,
	2009	2008	2007
	(In thousands of shares)

Stock options outstanding	2,617	2,514	2,411
Restricted stock outstanding (unvested)	56	134	142
Warrants to purchase common stock	4,070	4,070	—

	6,743	6,718	2,553

Share-Based Compensation

The Company’s share-based compensation programs include grants of employee stock options as well as grants under the Company’s compensatory employee stock purchase plan, and restricted and unrestricted stock awards for non-employee directors. The expense of these programs is recognized in the statement of operations based on their fair values as they are earned by the employees and non-employee directors under the vesting terms.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses a Black-Scholes-Merton pricing model which requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option exercise price;

•	the expected term of the option;

•	the grant date price of the Company’s common stock, which is issuable upon exercise of the option;

•	the expected volatility of the Company’s common stock;

•	expected dividends on the Company’s common stock; and

•	the risk-free interest rate for the expected option term.

Of the variables above, the Company believes that the selection of an expected term and expected stock price volatility are the most subjective. The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes-Merton grant date valuation. The

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally all groups of its employees exhibit similar exercise behavior. In general, the longer the expected term used in the Black-Scholes-Merton pricing model, the higher the grant-date fair value of the option. The Company uses an average of implied volatility (if available) and historical volatility as it believes neither of these measures is better than the other in estimating the expected volatility when available of its common stock. The Company believes that its estimates, both expected term and stock price volatility, are reasonable in light of the historical data analyzed.

The valuation assumptions selected under Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation — Stock Compensation” were applied to stock options that the Company granted subsequent to December 31, 2005; however, stock option expense recorded in 2009, 2008 and 2007 also included amounts related to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions included in ASC 718, the grant date estimates of fair value associated with prior awards, which were also calculated using a Black-Scholes-Merton option pricing model, were not changed. The Company uses the accelerated attribution method to recognize expense for all options granted.

The Company estimates the level of award forfeitures expected to occur, and records compensation cost only for those awards that are ultimately expected to vest. This requirement applies to all awards that are not yet vested. Accordingly, the Company periodically performs a historical analysis of option awards that were forfeited prior to vesting, (such as by employee separation) and ultimately records stock option expense for the fair values of awards that actually vest.

Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued, in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the Securities and Exchange Commission.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB’s Emerging Issues Task Force (“EITF”) issued authoritative guidance that concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605 “Revenue Recognition”, Subtopic 45 “Principal Agent Considerations” and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and the arrangement’s terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under this guidance applies to the entire collaborative agreement. This guidance was effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company’s adoption of the provisions of this guidance as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.

In June 2008, the FASB issued authoritative guidance that concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with this guidance. The Company determined that its unvested restricted stock is a participating security under this guidance. This guidance is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company’s adoption of this guidance as of January 1, 2009 had no effect on its earnings per share calculations for all periods.

In June 2008, the EITF reached a consensus to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under ASC 815 “Derivatives and Hedging”, Subtopic 40 “Contracts in Entity’s own Equity”. The guidance applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in ASC 815. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance as of January 1, 2009 did not have a material effect on its results of operations, financial position or cash flows.

In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASU 2009-01”). The FASB Accounting Standards Codification (the “Codification”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This authoritative guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP for public companies and its adoption by the Company had no effect on the Company’s results of operations, financial position or cash flows. The Company has conformed its financial statement footnote disclosures to the Codification, where applicable.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures” (“ASU 2009-05”). The purpose of this authoritative guidance is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. The Company’s adoption of ASU 2009-05 as of September 30, 2009 did not have a material effect on its results of operations, financial position or cash flows.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification, or ASC, Subtopic 605-25. This authoritative guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). This authoritative guidance provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2, and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements. It also amends disclosure requirements to increase the required level of disaggregate information regarding classes of

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

assets and liabilities that make up each level, and more detail regarding valuation techniques and inputs. This guidance is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-06 as of December 31, 2009 did not have a material effect on its results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

4.	MARKETABLE SECURITIES

The amortized costs and estimated fair values of marketable securities at December 31, 2009 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Certificate of deposit	$240	$—	$—	$240

Total marketable securities	$240	$—	$—	$240

The certificate of deposit matured in January 2010.

As of December 31, 2008, the Company had no marketable securities.

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

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash and cash equivalents	$11,246	$—	$—	$11,246
Marketable securities	—	240	—	240
Money market account	296	—	—	296

Total	$11,542	$240	$—	$11,782

Marketable securities consist of a certificate of deposit issued by a banking institution. The original maturity was greater than three months but did not exceed one year. The certificate of deposit matured in January 2010. At December 31, 2009, the Company did not have any certificates of deposit in amounts which were in excess of the FDIC insurance limit.

6.	OTHER ASSETS

Other assets, net, are comprised of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 16):
Cash surrender value of life insurance policies	$2,024	$1,924
Money market account	296	299

	2,320	2,223
Loan receivable from collaborator (see Note 17)	1,000	1,000

	3,320	3,223
Allowance for loan receivable from collaborator	(1,000)	(1,000)

Other assets, net	$2,320	$2,223

The cash surrender value of life insurance policies held in the trust for the Company’s Supplemental Executive Retirement Plan are recorded at contract value as determined by the issuer of the policies, which approximates fair value. Contract value is the relevant measurement attribute because contract value is the amount the Company would receive if it were to initiate permitted transactions under the terms of the policies. The money market account held in the trust is measured and reported at fair value and classified as Level 1 as reflected in Note 5.

7.	INVENTORIES

Inventories are comprised primarily of finished goods consisting of bulk TIMERx product. Inventories at December 31, 2009 and 2008 are net of allowances of $1,000 and $36,000, respectively.

The Company currently has no internal commercial scale manufacturing capabilities. Generally, the Company’s collaborators manufacture the pharmaceutical products, and the Company is responsible for supplying them with bulk TIMERx. The Company outsources the commercial manufacture of its bulk TIMERx to a third-party pharmaceutical company, Draxis Specialty Pharmaceuticals Inc. (“Draxis”). However, Draxis did not renew the manufacturing and supply agreement between Draxis and the Company upon its expiration in November 2009 as a result of Draxis’ decision to cease manufacturing of solid dosage form

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

products in the facility in which TIMERx material is currently manufactured. The Company has identified another contract manufacturer that the Company believes has the capability to manufacture bulk TIMERx and is in discussions with this manufacturer to complete a manufacturing agreement. Following that, the Company will work with Endo on the qualification of this manufacturer for bulk TIMERx in connection with the Company’s supply of TIMERx material to Endo for Opana ER. Since the expiration of the manufacturing and supply agreement, Draxis has continued to honor the Company’s outstanding purchase orders, which the Company expects will provide it with a sufficient amount of TIMERx material to satisfy the current forecasted requirements until the Company and Endo have completed the qualification of the new manufacturer, which is expected in the second half of 2011.

The Company’s TIMERx technology is based on a hydrophilic matrix combining a heterodispersed mixture primarily composed of two polysaccharides, xanthan and locust bean gums, in the presence of dextrose. The Company and Draxis purchase these gums from a primary supplier. Although the Company has qualified alternate suppliers with respect to these gums and to date has not experienced difficulty acquiring these materials, interruptions in supplies may occur in the future and the Company may have to obtain substitute suppliers.

8.	FIXED ASSETS

Fixed assets at cost, summarized by major categories, consist of the following:

	December 31,
	2009	2008
	(In thousands)

Equipment and leasehold improvements	$4,957	$5,707
Software	2,425	2,425

	7,382	8,132
Less: accumulated depreciation and amortization	5,806	5,955

	$1,576	$2,177

The Company capitalizes certain costs associated with developing or obtaining internal-use software. These costs include external direct costs of materials and services used in developing or obtaining the software, and payroll and payroll-related costs for employees directly associated with the software development project. The Company did not capitalize any software development costs in 2009 or 2008. The Company generally amortizes software development costs over a period of five years, once a working model is completed. Amortization expense related to software development costs totaled $15,000, $168,000 and $324,000 for 2009, 2008 and 2007, respectively. Unamortized software development costs totaled $0 and $15,000 as of December 31, 2009 and 2008, respectively.

In 2009, the Company disposed of certain equipment, realized $23,000 in proceeds from the sale of such equipment and recorded a loss of $17,000 on such sale.

9.	PATENTS

Patents include costs to secure patents on technology and products developed by the Company. Patents are summarized as follows:

	December 31,
	2009	2008
	(In thousands)

Patents, net of accumulated amortization of $1,746 and $1,849, respectively:	$996	$1,819

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Patents are amortized on a straight-line basis over their estimated useful lives of generally from 17 to 20 years, unless a shorter amortization period is warranted. The Company recorded amortization expense of approximately $289,000, $367,000 and $379,000 in 2009, 2008 and 2007, respectively.

The approximate amortization expense that the Company expects to be recognized related to existing patent costs is as follows:

Year	Amount
(In thousands)

2010	$227
2011	194
2012	164
2013	128
2014	51
Thereafter	232

Total	$996

Patents are evaluated for potential impairment whenever events or circumstances indicate that the carry amount may not be recoverable. An impairment loss is recorded to the extent the asset’s carrying value is in excess of the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows. During 2009, 2008 and 2007, the Company recorded impairment losses of approximately $339,000, $702,000 and $584,000, respectively, relating to its patents. The impairment losses recorded in 2009 primarily related to patents on technology that the Company no longer believed had commercial value and other patents the Company determined it would no longer prosecute and/or maintain. The impairment losses recorded in 2008 and 2007 related to the write-off of patent costs primarily in connection with early stage development programs discontinued by the Company, and it determined no longer had value. The Company’s impairment losses in 2008 also included charges for existing and pending patents in certain geographic regions for which the Company determined further patent investment and maintenance is no longer warranted. Such impairment losses are reflected in research and product development expense in the statements of operations.

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

In connection with the Credit Facility, the Company granted the lender a perfected first priority security interest in all existing and after-acquired assets of the Company, excluding: (i) its intellectual property, which is subject to a negative pledge to GE Business Financial Securities Inc.; (ii) royalty payments from Mylan on its sales of Pfizer Inc.’s (“Pfizer”) generic version of Procardia XL 30 mg, if the Company pledges such royalty payments to another lender; (iii) up to $3.0 million of equipment which the Company may, at its election, pledge to another lender in connection with an equipment financing facility separate from the Credit Facility; and (iv) the assets of the Company’s trust described in Note 16. In addition, the Company is precluded from paying cash dividends to its shareholders during the term of the Credit Facility. The

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

outstanding term loan has a term of 42 months from the date of advance of March 13, 2007. Interest-only payments were due for the first nine months; interest plus monthly principal payments equal to 1.67% of the loan amount were due for the period from the end of the interest-only period through December 2008; and interest plus straight-line amortization payments with respect to the remaining principal balance are due for the remainder of the term, through the loan’s maturity date in September 2010.

The interest rate of the outstanding term loan is fixed at 10.32%. At the time of the final payment of the loan under the Credit Facility, the Company will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, the Company would be required to pay a prepayment penalty of 1.0% of any prepaid amount.

As of December 31, 2009, all payments of the outstanding principal of $4.1 million under the term loan are due in less than one year.

The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in prepaid expenses and other current assets in the Company’s balance sheet as of December 31, 2009 and are included in deferred charges as of December 31, 2008. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s statements of operations. The Company paid $744,000, $1,144,000 and $905,000 of interest in 2009, 2008 and 2007, respectively.

11.	SHAREHOLDERS’ EQUITY

On September 26, 2008, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. The shelf registration statement is a replacement of the registration statement filed in July 2005 that was to expire in December 2008. As of March 16, 2010, no securities have been issued under the registration statement.

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

The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised under certain circumstances pursuant to cashless exercise provisions. As of March 16, 2010, no warrants have been exercised.

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

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company recognized share-based compensation in its statements of operations for 2009, 2008 and 2007 as follows:

	2009	2008	2007
	(In thousands)

Selling, general and administrative	$93	$2,248	$3,194
Research and product development	562	877	598

Total	$655	$3,125	$3,792

The decrease in total share-based compensation expense in 2009, compared with 2008, is in part attributable to credits totaling approximately $990,000 associated with the forfeiture of employee stock options due to the staff reductions implemented by the Company in the first quarter and fourth quarter of 2009 (see Note 19). Such forfeitures also resulted in decreased expense in 2009 due to the reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in 2009, compared to 2008, primarily as a result of decreases in the market price of the Company’s common stock.

The decrease in total share-based compensation expense in 2008 as compared to 2007 is primarily attributable to lower average fair values associated with outstanding stock options and restricted stock in 2008 as compared to 2007, primarily as a result of decreases in the market price of the Company’s common stock.

Penwest Stock Incentive Plans

As of December 31, 2009, the Company had three stock option plans: the 2005 Stock Incentive Plan (the “2005 Plan”), the 1998 Spin-off Option Plan (the “Spin-off Plan”) and the 1997 Equity Incentive Plan (the “1997 Plan”). The 2005 Plan and the 1997 Plan provide for the grants of incentive stock options, nonstatutory stock options, restricted and unrestricted stock awards, and other stock-based awards, including the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively “Awards”). Since the 2005 Plan was approved, the Company has granted options and issued other securities to employees, directors and consultants under the 2005 Plan, and no additional Awards have been made under the Spin-off Plan or the 1997 Plan. In 2008, amendments to the 2005 Plan were approved by the Company’s Board of Directors on April 24, 2008 and by the Company’s shareholders on June 11, 2008, which amendments among other things, increased the number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan from 1,650,000 to 4,150,000. Stock option awards may not be granted at an exercise price that is less than the fair market value of the common stock on the date of grant, as determined by the Company’s Board of Directors. Stock option awards generally vest over a one to four year period and expire no later than ten years from the date of grant. Restricted stock awards entitle recipients to acquire shares of common stock, subject to the right of the Company to purchase all or part of such shares from the recipient in the event that the conditions specified in the applicable award are not satisfied prior to the end of the applicable restriction period established for such award. Restricted stock awards generally vest over a one to four year period and are recorded at fair value, which is based on the fair market value of the common stock on the date of grant. In the event of a change in control of the Company, as defined in the respective plans, all unvested stock options and restricted stock immediately vest.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2009:

			Weighted-Average
		Weighted	Remaining	Aggregate
		Average	Contractual Terms	Intrinsic
	Shares	Exercise Price	in Years	Value

Balance at December 31, 2008	2,514,252	$12.28

Granted	508,200	$1.57
Exercised	—	$—
Forfeited	(369,754)	$9.87
Expired	(35,466)	$6.44

Balance at December 31, 2009	2,617,232	$10.62	5.9	$461,844

Options Exercisable	1,730,318	$13.44	4.6	$34,955

The weighted average fair values of options granted during 2009, 2008 and 2007 were $0.99, $1.79 and $5.55 per share, respectively. There were no options exercised in 2009 and 2008. The total intrinsic values of options exercised in 2007 was approximately $247,000. The total fair value of options which vested during 2009, 2008 and 2007 were approximately $1.9 million, $2.8 million and $2.8 million, respectively. As of December 31, 2009, there was approximately $572,000 of unrecognized compensation cost related to stock option awards that the Company expects to recognize as expense over a weighted average period of 0.9 years.

The fair values of each option grant in 2009, 2008 and 2007 were estimated using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected dividend yield	None	None	None
Risk free interest rate	2.0%	3.0%	4.7%
Expected volatility	75%	78%	56%
Expected life of options	5.7 years	5.7 years	5.5 years

The following table presents a summary of restricted stock activity for 2009:

		Weighted-Average	Aggregate
		Grant-Date	Intrinsic
	Shares	Fair Value	Value

Restricted stock outstanding at December 31, 2008	134,000	$11.22	$193,630

Granted	30,000	$1.83
Vested	(108,000)	$9.67

Restricted stock outstanding at December 31, 2009	56,000	$9.17	$142,800

Total compensation cost recognized for restricted stock awards during 2009, 2008 and 2007 was approximately $381,000, $791,000 and $1.1 million, respectively. The total fair value of restricted stock which vested during 2009, 2008 and 2007 was approximately $1,045,000, $853,000 and $655,000, respectively. In 2009, the vesting of 39,000 shares of restricted stock was accelerated for former members of the Board of Directors, becoming fully vested upon their departure from the Board of Directors of the Company. As of December 31, 2009, there was approximately $96,000 of unrecognized compensation cost related to outstanding restricted stock awards that the Company expects to recognize as expense over a weighted average period of approximately 1.5 years.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan was approved in October 1997 and enables all employees to subscribe “during specified offering periods” to purchase shares of the Company’s Common Stock at the lower of 85% of the fair market value of the shares on the first or last day of such offering period. A maximum of 228,000 shares are authorized for issuance under the Plan. There were 37,512 shares, 41,053 shares and 18,398 shares issued under the Plan during 2009, 2008 and 2007, respectively. As of December 31, 2009, there were 7,803 shares remaining and available for issuance under the Plan. However, the Company has presently suspended the Plan for 2010 due to an inadequate number of available shares in the Plan.

Rights Agreements

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

12.	COST OF REVENUES

	2009	2008	2007
	(In thousands)

Cost of royalties	$387	$214	$43
Cost of product sales	551	305	395
Cost of collaborative licensing and development revenue	1,717	919	167

Total cost of revenues	$2,655	$1,438	$605

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Leases

The Company leases approximately 15,500 square feet of office and research and development space in Patterson, New York. In June 2007, the Company signed an amendment to its lease extending the term of the lease through February 28, 2009 and providing for monthly rent payments of approximately $21,000 plus operating expenses, and a 10 month renewal option for the Company. In January 2009, the Company exercised the 10 month renewal option, extending the term of the lease to December 31, 2009. On November 3, 2009, the Company signed an additional amendment to the lease extending the term through December 31, 2010 and providing for monthly rent payments of approximately $17,500 plus operating expenses and a one year renewal option for the Company.

The Company leased corporate offices in Danbury, Connecticut, comprising approximately 21,500 square feet of office space through December 31, 2009. In June 2007, the Company signed an amendment to its lease, extending its existing term through December 31, 2009, and providing for two six month renewal options to December 31, 2010. In the fourth quarter of 2009, the Company notified the property owner that it would not exercise the renewal options for 2010. In December 2009, the Company relocated its corporate offices, consolidating into its Patterson, New York facility effective as of January 1, 2010.

As of December 31, 2009, certain of the Company’s property and equipment were leased under operating leases with terms up to one year. Rental expense under operating leases was $952,000, $971,000 and $931,000, for the years ended December 31, 2009, 2008 and 2007, respectively. Of such amounts, approximately $157,000, $184,000 and $195,000 in 2009, 2008 and 2007, respectively, related to contingent rents including allocated operating expenses of the Company’s leased facility in Patterson, New York.

As of December 31, 2009, future minimum lease payments for noncancellable operating leases having initial lease terms of more than one year totaled $225,000 and extend through 2010.

Other Contracts

A significant portion of the Company’s development activities are outsourced to third parties under agreements, including with contract research organizations, and contract manufacturers in connection with the production of clinical materials. These arrangements may require the Company to pay termination costs to the third parties for reimbursement of costs and expenses incurred in the event of the orderly termination of contractual services. The Company is also required to perform certain development activities under its drug delivery technology collaboration agreements. As of December 31, 2009, the Company expects to incur approximately $4.4 million of future costs primarily related to these agreements, including both internal costs and outside contract service costs relating to these development activities.

14.	INCOME TAXES

There was no provision for income taxes for 2009, 2008 and 2007.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory tax rate and those reflected in the Company’s income tax provision is as follows:

	2009	2008	2007

Statutory tax rate	(34)%	(35)%	(34)%
Valuation allowance	34	35	34

	—%	—%	—%

In 2008, the Company determined that an ownership change occurred under Section 382 of the Internal Revenue Code (“Section 382”). As a result, the utilization of the Company’s net operating loss (“NOL”) carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the subsequent 20 years into 2028. The Company also determined that it was in a Net Unrealized Built-In Gain position (for purposes of Section 382) at the time of the ownership change, which increased the annual limitation over the subsequent five years into 2013 by approximately $3.4 million per year. Accordingly, the Company has reduced its NOL carryforwards, and research and development tax credits to the amount that the Company estimates that it will be able to utilize in the future, if profitable, considering the above limitations. In accordance with ASC 740 “Income Taxes”, the Company has provided a valuation allowance for the full amount of its net deferred tax assets because it is not more likely than not that the Company will realize future benefits associated with deductible temporary differences and NOLs at December 31, 2009 and 2008.

The components of deferred income tax (assets) and liabilities at December 31 are as follows:

	2009	2008
	(In thousands)

Deferred compensation and SERP liability	$(1,094)	$(1,145)
Deferred revenue	(347)	(184)
Share-based compensation	(3,264)	(3,442)
Tax credit carryforwards	(1,927)	(637)
Net operating loss carryforwards	(37,177)	(36,425)
Other	(442)	(129)

Total deferred tax assets	(44,251)	(41,962)

Depreciation and amortization	741	1,034
Other	244	305

Total deferred tax liabilities	985	1,339

Net deferred tax asset before valuation allowance	(43,266)	(40,623)
Valuation allowance	43,266	40,623

Net deferred tax asset	$—	$—

The Company made no income tax payments in 2009, 2008 and 2007.

At December 31, 2009, the Company had federal NOL carryforwards of approximately $90.5 million for income tax purposes, which expire at various dates beginning in 2018 through 2029. At December 31, 2009, the Company had state NOL carryforwards of approximately $89.5 million which expire at various dates beginning in 2023 through 2029. In addition, at December 31, 2009 the Company had federal research and development tax credit carryforwards of approximately $1.8 million which expire beginning in 2028 through 2029. The NOL’s incurred subsequent to the 2008 ownership change and through December 31, 2009 of $18.0 million are not limited on an annual basis. Pursuant to Section 382, subsequent ownership changes could

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

further limit this amount. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to future taxable earnings of the Company.

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

For financial reporting purposes, at December 31, 2009 and 2008, respectively, valuation allowances of $43.3 million and $40.6 million have been recognized to offset net deferred tax assets, primarily attributable to the Company’s NOL carryforwards. As previously noted, in 2008, the Company reduced its tax attributes (NOL’s and tax credits) as a result of the Company’s ownership change under Section 382 and the limitation placed on the utilization of its tax attributes, as a substantial portion of the NOL’s and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOL’s were reduced by $123.0 million and the tax credits were reduced by $6.7 million upon the ownership change in 2008. The Company’s valuation allowance increased (decreased) in 2009, 2008 and 2007 by $2.6 million, ($32.0) million and $9.9 million, respectively. The decrease in the valuation allowance in 2008 of $32.0 million was primarily due to the limitations placed on the utilization of the Company’s tax attributes as noted above.

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

On February 1, 2007, the Company entered into a royalty termination agreement with John N. Staniforth, a director of the Company, which terminated the Royalty Agreement dated as of September 25, 1992, as amended, between the Company and Dr. Staniforth (the “Staniforth Termination Agreement”). Pursuant to the Staniforth Termination Agreement, the Company and Dr. Staniforth agreed that the Company would have no further obligation to make any payments to Dr. Staniforth under the Royalty Agreement except for amounts owed with respect to 2006. In consideration for such agreement, in 2007, the Company paid Dr. Staniforth $770,000 in cash and issued to him 19,696 shares of the Company’s common stock with a fair market value of approximately $287,000, for total consideration of $1,057,000. Effective June 10, 2009, Dr. Staniforth ceased to be a member of the Board of Directors of Penwest.

Consideration paid and other costs incurred in connection with the termination agreements noted above totaled approximately $2.1 million in 2007 and were deferred by the Company. These costs are being amortized based on certain estimated future royalty revenues, primarily from Endo in connection with Opana ER, and are included in deferred charges in the balance sheet as of December 31, 2009 and 2008. Such amortization approximated $274,000, $101,000 and $17,000 in 2009, 2008 and 2007, respectively, and is included in cost of revenues in the Company’s statements of operations.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	RETIREMENT PLANS AND OTHER EMPLOYEE BENEFITS

Savings Plan

Company employees participate in the Penwest Pharmaceuticals Co. Savings Plan, a defined contribution plan generally covering all of its employees. Under the Plan, at the discretion of the Company’s Board of Directors, the Company may make quarterly employer matching contributions as defined in the Plan agreement, in an amount equal to 75% of each participant’s pre-tax contributions to the Plan up to 6% of such participant’s eligible compensation. Participants are immediately vested in their contributions, as well as any earnings thereon. Vesting in the employer contribution portion of their accounts, as well as any earnings thereon is based on years of credited service, and vest over a four-year period. The Company’s expense under the Plan, representing its employer matching contributions, was $223,000, $250,000 and $164,000 for 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (the “SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Mr. Tod R. Hamachek. For 2009, 2008 and 2007, the net expense for the SERP was $118,000, $120,000 and $120,000, respectively. The SERP is unfunded and has no assets. The Company uses a measurement date of December 31 for its SERP.

The Company recognizes the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, the Company measures the funded status of its plans as of the date of its year-end statement of financial position and also provides required disclosures regarding amounts included in accumulated other comprehensive income.

The following disclosures summarize information relating to the SERP:

Change in benefit obligation:

	2009	2008
	(In thousands)

Benefit obligation at beginning of period	$1,975	$2,092
Interest cost	120	119
Actuarial loss (gain)	122	(85)
Benefits paid	(151)	(151)

Benefit obligation at December 31,	$2,066	$1,975

Change in plan assets:

	2009	2008
	(In thousands)

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	151	151
Benefit payments	(151)	(151)

Fair value of plan assets at end of year	$—	$—

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the statement of financial position consist of:

	2009	2008
	(In thousands)

Current liabilities	$(147)	$(147)
Noncurrent liabilities	(1,919)	(1,828)

Net amount recognized at December 31, (included in deferred compensation)	$(2,066)	$(1,975)

Amounts recognized in accumulated other comprehensive income consist of:

	2009	2008
	(In thousands)

Net gain	$(143)	$(268)
Prior service cost	8	9

Total	$(135)	$(259)

Information for plans with an accumulated benefit obligation in excess of plan assets, December 31:

	2009	2008
	(In thousands)

Projected benefit obligation	$2,066	$1,975
Accumulated benefit obligation	$2,066	$1,975
Plan assets at fair value	$—	$—

Components of net periodic benefit cost:

	2009	2008
	(In thousands)

Interest cost	$120	$119
Amortization of prior service cost	2	1
Amortization of net gains	(4)	—

Net periodic benefit cost	$118	$120

The amortization of prior service cost is determined using straight-line amortization of the cost over the average remaining service period of the employee expected to receive benefits under the SERP. The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 is approximately $2,000.

Other changes in benefit obligations recognized in other comprehensive income:

	2009	2008
	(In thousands)

Net loss (gain)	$122	$(85)
Amortization of prior service cost	(2)	(1)
Amortization of net gains	4	—

Total recognized in other comprehensive income	$124	$(86)

Weighted-average assumptions used to determine benefit obligations as of December 31:

	2009	2008

Discount rate	5.64%	6.35%
Rate of compensation increase	N/A	N/A

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	2009	2008

Discount rate	6.35%	5.90%
Rate of compensation increase	N/A	N/A

Plan contributions are equal to benefits paid to the SERP participant during the year. The Company expects to make contributions to the SERP of approximately $151,000 in 2010. Effective February 14, 2005, Mr. Hamachek resigned from his positions as Chairman and Chief Executive Officer. Under the SERP, effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The following benefit payments are expected to be paid over the next ten years (in thousands):

2010	$151
2011	151
2012	151
2013	151
2014	151
Years 2015-2019	751

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (“DCP”), a nonqualified plan which covers Mr. Hamachek. No amounts were contributed to the DCP during 2009, 2008 and 2007. Under the DCP, the Company recognized interest expense of $50,000, $59,000 and $62,000 for 2009, 2008 and 2007, respectively. The liability for the DCP was approximately $604,000 and $700,000 as of December 31, 2009 and 2008, respectively, and is included in deferred compensation on the Company’s balance sheets, including the current portion of approximately $147,000 at December 31, 2009. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek in February 2005 under the DCP, effective in May 2005, the Company became obligated to pay Mr. Hamachek approximately $143,000 per year, including interest, in ten annual installments. These installments are recalculated annually based on market interest rates as provided for under the DCP. The following benefit payments, including interest, are expected to be paid under the DCP over the five remaining annual installments (in thousands):

2010	$147
2011	147
2012	147
2013	147
2014	147

The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. The Company is entitled to borrow against or withdraw from these policies to fund the liabilities under the SERP and the DCP as provided by the terms of the Trust. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $2,024,000 and $1,924,000 as of December 31, 2009 and 2008, respectively. Trust assets, including $296,000 and $299,000 held in a money market account at December 31, 2009 and 2008, respectively, are included in other assets in the Company’s balance sheets.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to its active employees. Costs incurred for these benefits were $614,000, $631,000 and $710,000 in 2009, 2008 and 2007, respectively.

17.	COLLABORATIVE AND LICENSING AGREEMENTS

The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy or to perform research and development for collaborators utilizing the Company’s drug delivery technology and formulation expertise.

Endo Pharmaceuticals Inc.

In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and the Company further amended it in January 2007, July 2008 and March 2009.

Under the agreement, the Company agreed to supply bulk TIMERx material to Endo, the selling price of which is contractually determined and may be adjusted annually, and Endo agreed to manufacture and market Opana ER in the United States. The Company also agreed with Endo that any development and commercialization of Opana ER outside the United States would be accomplished through licensing to third parties approved by both Endo and the Company, and that the Company and Endo would divide equally any fees, royalties, payments or other revenue received by the parties in connection with such licensing activities. In June 2009, Endo signed a collaboration agreement with Valeant to develop and commercialize Opana ER in Canada, Australia and New Zealand.

Under the terms of the Company’s agreement with Endo:

•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable to the Company beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, the Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER in the amount of $19.3 million for 2009.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and will be recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million is fully recouped. As of December 31, 2009, $3.7 million of the $28 million remains to be recouped by Endo.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

The Company and Endo entered into a Second Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective July 14, 2008 (the “Second Amendment”). Under the terms of the Second Amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent enforcement litigation costs related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

for use in Opana ER. In connection with the Second Amendment, in July 2008, Endo reimbursed the Company for such costs and expenses incurred prior to June 30, 2008, totaling approximately $470,000. The Company credited such reimbursement to selling, general and administrative expense. Such costs incurred by the Company subsequent to June 30, 2008 have not been significant and have been reimbursed to the Company by Endo.

In March 2009, the Company and Endo entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with respect to Opana ER, effective January 1, 2009 (the “Third Amendment”). Under the terms of the Third Amendment, Endo agreed to directly reimburse the Company for costs and expenses incurred by the Company in connection with patent applications and patent maintenance related to Opana ER. If any of such costs and expenses are not reimbursed to the Company by Endo, the Company may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that the Company supplies to Endo for use in Opana ER. In connection with the Third Amendment, Endo reimbursed the Company for such costs and expenses incurred prior to December 31, 2008, which had been capitalized as patent assets, in the amount of $206,000. Such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, was received by the Company in the second quarter of 2009. The Company credited such reimbursements to its patent assets in 2009. Such patent related costs and expenses incurred by the Company subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to the Company by Endo, with such reimbursements recorded by the Company as offsets to its costs.

On June 8, 2009, Endo and Valeant signed a license agreement granting Valeant the exclusive right to develop and commercialize Opana ER in Canada, Australia and New Zealand (the “Valeant Agreement”). Under the terms of the Valeant Agreement, Valeant paid Endo an up-front fee of C$2 million, and agreed to make payments totaling up to C$1 million upon the achievement of sales milestones in Canada, and payments totaling up to AUS $1.1 million upon achievement of regulatory and sales milestones in Australia and New Zealand. In addition, Valeant agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiration or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo for which the Company has no rights to. In connection with the Valeant Agreement, the Company signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER under the Valeant Agreement, the selling price of which will approximate Penwest’s cost, as defined in the agreement, and may be adjusted annually. The supply agreement is for a ten year term and may be terminated upon the occurrence of certain events including Valeant’s discontinuation of marketing Opana ER in the licensed territories.

In connection with the Valeant Agreement and the Company’s supply agreement with Valeant, on June 8, 2009, the Company and Endo signed a consent agreement, consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to the Company. In July 2009, the Company received payment from Endo in the amount of $764,000 for the Company’s share of the up-front payment received by Endo under the Valeant Agreement, which amount the Company recorded as deferred revenue. The Company began to recognize revenue from this up-front payment in the third quarter of 2009, and expects to recognize revenue on the remainder of this payment ratably over the remaining estimated marketing period. The Company and Endo will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.

Edison Pharmaceuticals, Inc.

On July 16, 2007, the Company entered into the Edison Agreement under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to develop and commercialize A0001 and an additional compound of Edison’s, which the Company selected in 2009, for all indications, subject to the terms and conditions in the Edison Agreement. The Company is currently developing A0001 for patients with FA and the MELAS syndrome. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases.

As consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an up-front cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million solely to fund Edison’s research and development. The Company is also required to make payments to Edison upon achievement of specified milestones set forth in the Edison Agreement and to make royalty payments based on net sales of products containing A0001 and any other compound as to which the Company has exercised its option.

On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $91,000 for 2009 and $76,000 for 2008. Cumulatively, as of December 31, 2009, such accrued interest not recognized by the Company approximated $167,000.

Under the Edison Agreement, the Company also agreed to pay Edison a total of $5.5 million over the 18 months of the research period to fund Edison’s discovery and research activities during the period. The funding was made in the form of payments made in advance each quarter. As of December 31, 2009, the Company had paid approximately $5.4 million of such amount, and no further research and development funding is currently owed to Edison in accordance with the May 5, 2009 agreement with Edison, described below. Research and development expense associated with the Edison collaboration, which included expenses relating to the development of A0001 and contract research and milestone payments to Edison were approximately $4.8 million for 2009 and $7.4 million for 2008. The Company had the option to extend the term of the research period for up to three consecutive six-month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon, but the Company did not exercise this option. During the research period, Edison agreed not to develop or commercialize any compounds, by itself, or with or on behalf of any third party, for the treatment of certain inherited mitochondrial diseases, other than under the collaboration with the Company, or under specified circumstances. Until 60 days after the later of the presentation of a development candidate by Edison, or the expiration of the research period, and in other specified circumstances, including upon the selection of such development candidate by the Company, Edison has agreed not to disclose or provide to another party, or enter into any agreement with another party granting any options or rights to, any compound believed to have activity in the treatment of certain inherited mitochondrial diseases. Edison’s exclusivity in certain inherited mitochondrial diseases expired in the fourth quarter of 2009.

In 2009, Edison presented the Company with the additional compound and the Company exercised its option to select this compound for all indications, subject to the terms and conditions in the Edison Agreement. Upon the selection of this additional compound, the Company made a milestone payment to Edison, which it recorded in research and product development expense in 2009.

The license for the compounds under the Edison Agreement ends, on a country-by-country and product-by-product basis, when neither Edison nor the Company has any remaining royalty payment obligations to the other with respect to such compound. Each party’s royalty payment obligation ends upon the

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Mylan Pharmaceuticals Inc.

On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company whereby Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States in 2009 of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $12.8 million. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg. In 2009, 2008 and 2007, royalties from Mylan were approximately $1.5 million, $1.8 million and $2.6 million, respectively, or 6%, 21% and 77%, respectively, of the Company’s total revenue.

The Company does not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010 as Mylan notified the Company that Mylan had informed Pfizer of Mylan’s intent not to renew its supply and distribution agreement with Pfizer, which expires in March 2010.

In October 2009, Mylan resolved a dispute with the Department of Justice (the “DOJ”) regarding Medicaid rebate classifications with respect to some of the products it sold from 2000 to 2004. One of these products was Pfizer’s generic version of Procardia XL. Following its settlement with the DOJ, Mylan delivered a letter to the Company seeking approximately $1.1 million plus interest from the Company. Mylan claims that if it had used the rebate classifications asserted by the DOJ, it would have paid the Company approximately $1.1 million less in royalties relating to the 2000 to 2004 period than it did pay. The Company has reviewed its agreement with Mylan and notified Mylan that it does not believe it is liable to Mylan for this claim.

Drug Delivery Technology Collaborations

The Company enters into development and licensing agreements with third parties under which the Company develops formulations of generic or third parties’ compounds, utilizing the Company’s TIMERx drug delivery technologies and formulation expertise. In connection with these agreements, the Company generally receives nonrefundable up-front payments, which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of March 16, 2010, the Company is a party to four such drug delivery technology collaborations.

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

Impax ANDA Litigation

On December 14, 2007, the Company received a notice from IMPAX advising the Company of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Endo of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to the Company’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2023, 2013 and 2013, respectively. Endo’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned the Company and contained a Paragraph IV certification under section 355(j) of the FDC Act, the Company believes IMPAX’s notice triggered the 45-day period under the FDC Act in which the Company and Endo could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Endo filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Endo on November 15, 2007 against IMPAX remains pending.

On June 16, 2008, the Company and Endo received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of Opana® ER. The notice covers the Company’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, the Company and Endo filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuits previously filed by the Company and Endo against IMPAX remain pending. All three of these pending suits against IMPAX were transferred to the United States District Court for the District of New Jersey.

Actavis ANDA Litigation

In February 2008, the Company received a notice from Actavis advising the Company of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER. The Actavis Paragraph IV certification notice refers to the Company’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

listed in the FDA’s Orange Book and expire or expired in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (referred to as NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, the Company and Endo filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against the Company and Endo.

On or around June 2, 2008, the Company received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of Opana® ER. On or around July 2, 2008, the Company received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover the Company’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On July 11, 2008, the Company and Endo, filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On August 14, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against the Company and Endo. On February 20, 2009, the Company and Endo settled all of the Actavis litigation. Both sides dismissed their respective claims and counterclaim with prejudice. Under the terms of the settlement, Actavis agreed not to challenge the validity or enforceability of the Company’s patents relating to Opana® ER. The Company and Endo agreed to grant Actavis a license permitting the production and sale of generic Opana® ER 7.5 and 15 mg tablets by the earlier of July 15, 2011, the last day Actavis would forfeit its 180-day exclusivity, and the date on which any third party commences commercial sales of Opana® ER, but not before November 28, 2010. The Company and Endo also granted Actavis a license to produce and market other strengths of Opana® ER generic on the earlier of July 15, 2011 and the date on which any third party commences commercial sales of a generic form of the drug.

The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.

Sandoz ANDA Litigation

On July 14, 2008, the Company received a notice from Sandoz advising the Company of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on August 22, 2008, the Company and Endo filed a lawsuit against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable.

On November 20, 2008, the Company received a notice from Sandoz that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg dosage strengths of Opana® ER. The notice covers the Company’s U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On December 30, 2008, the Company and Endo, filed suit against Sandoz in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Both of these pending suits against Sandoz were transferred to the United States District Court for the District of New Jersey.

Barr ANDA Litigation

On September 12, 2008, the Company received a notice from Barr advising the Company of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in a 40 mg dosage strength. On September 15, 2008, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER had a new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. Subsequently, on October 20, 2008, the Company and Endo filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. On June 2, 2009, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 7.5 mg, 15 mg, and 30 mg dosage strengths. This notice also refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. On July 2, 2009, the Company and Endo filed a lawsuit against Barr in the United States District Court for the District of New Jersey in connection with Barr’s ANDA.

Roxane ANDA Litigation

On December 29, 2009, the Company received a notice from Roxane advising the Company of the filing by Roxane of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on January 29, 2010, the Company and Endo filed a lawsuit against Roxane in the U.S. District Court for the District of New Jersey in connection with Roxane’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

Watson ANDA Litigation

On January 20, 2010, the Company received a notice from Watson Laboratories, Inc. (“Watson”) advising the Company of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on March 4, 2010, the Company and Endo filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of Orange Book-listed U.S. patents that cover the Opana® ER formulations.

The Company and Endo intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of each Company’s intellectual property rights and approved labeling. The

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.

Tang/Edelman Shareholder Claim

In March and April 2009, Tang Capital Partners, LP (“Tang Capital”) and Perceptive Life Sciences Master Fund Ltd. (“Perceptive”), the Company’s two largest shareholders, brought three lawsuits against the Company in 2009; two in Thurston County, Washington, and one in King County, Washington. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one lawsuit remains pending. The lawsuits were brought in connection with a proxy contest initiated by Tang Capital and Perceptive.

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

On April 20, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, King County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), No. 09-2-16472-0), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents (“the King County Action”). The Company’s position is that certain of the requested documents are outside the scope of documents for which the Washington Business Corporation Act permits a statutory inspection right and that certain of the conditions to qualify for statutory inspection rights have not been satisfied. The King County Action remains pending, as further described in the following paragraph.

On April 28, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require the Company to waive the advance notice provisions of its bylaws to permit Tang Capital and Perceptive to include a proposal in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Tang Capital and Perceptive dismissed this Thurston County action, reasserting the same claims via an amended complaint in the King County Action. Tang Capital and Perceptive sought preliminary injunctive relief on their claims prior to the 2009 annual meeting of shareholders and the motion was denied by the court on May 22, 2009. Although the King County Action remains pending, the proposed bylaw amendment was not approved by the Company’s shareholders at the Company’s 2009 annual meeting of shareholders. The trial of the King County Action is currently scheduled for October 4, 2010.

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company is also a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.

19.	RESTRUCTURING CHARGES

In the first quarter of 2009, the Company reduced the number of its employees from 60 to 49, as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance agreements with the terminated employees included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these staff reductions, the Company recorded a severance charge in its statement of operations for the first quarter of 2009 of $550,000, all of which was paid in 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense and research and product development expense, respectively. In addition, as a result of these terminations, in the first quarter of 2009, the Company recorded a non-cash credit of $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense and research and product development expense.

In the fourth quarter of 2009, the Company reduced the number of its employees from 48 to 39, and consolidated its Danbury, Connecticut headquarters into its Patterson, New York facility as of approximately January 1, 2010. In connection with the terminations, the Company entered into severance arrangements with the terminated employees include severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these severance arrangements and corporate office relocation, the Company recorded a restructuring charge in its statement of operations for the fourth quarter of 2009 of $326,000, of which $313,000 was unpaid as of December 31, 2009 but is expected to be paid over the first half of 2010. Of such charge, $260,000 and $66,000 were recorded as selling, general and administrative expense and research and product development expense, respectively. In addition, as a result of these terminations, in the fourth quarter of 2009, the Company recorded a non-cash credit of $105,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $68,000 and $37,000 were recorded as credits to selling, general and administrative expense and research and product development expense, respectively, in the fourth quarter of 2009.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2009 and 2008 is as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009(a)	2009(b)	2009(c)	2009(d)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Total revenues	$5,270	$5,259	$6,294	$6,989
Net (loss) income	$(962)	$(2,138)	$383	$1,217

Net (loss) income per share, basic	$(0.03)	$(0.07)	$0.01	$0.04

Net (loss) income per share, diluted	$(0.03)	$(0.07)	$0.01	$0.04

PENWEST PHARMACEUTICALS CO.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008(e)	2008	2008(f)	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Total revenues	$739	$1,316	$1,361	$5,118
Net loss	$(10,297)	$(6,928)	$(7,277)	$(2,232)

Net loss per share	$(0.41)	$(0.22)	$(0.23)	$(0.07)

(a)	In the first quarter of 2009 the Company recorded a severance charge in its statement of operations in the amount of $550,000 in connection with staff reductions. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense and research and product development expense, respectively. In addition, as a result of these terminations, the Company recorded a non-cash credit of approximately $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and research and development expense, respectively (see Note 19).

(b)	In the second quarter of 2009, the Company recorded charges of $1.1 million in selling, general and administrative expenses in connection with the proxy contest initiated by Tang Capital and Perceptive Life Sciences. These charges included costs associated with the proxy solicitation, including legal and other advisory fees. The Company incurred a total of $1.3 million in selling, general and administrative expenses in the six month period ended June 30, 2009.

(c)	In the third quarter of 2009, the Company recorded a credit of $347,000 in selling, general and administrative expense attributable to a non-recurring credit from the insurance policy related to the cash surrender value of life insurance policies that the Company holds for its supplemental executive retirement and deferred compensation plans for its former CEO, as a result of having held the policies for 20 years.

(d)	In the fourth quarter of 2009, the Company recorded a restructuring charge in its statement of operations of $326,000 in connection with severance arrangements for staff reductions and the corporate office relocation. Of such charge, $260,000 and $66,000 were recorded as selling, general and administrative expense and research and product development expense, respectively. In addition, as a result of these terminations, the Company recorded a non-cash credit of $105,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $68,000 and $37,000 were recorded as credits to selling, general and administrative expense and research and product development expense, respectively (see Note 19).

(e)	In the first quarter of 2008, the Company recognized an impairment loss of $1.0 million to establish a reserve against the collectability of the loan that the Company made to Edison in February 2008 under the Company’s agreement with Edison. The $1.0 million was charged against selling, general and administrative expenses.

(f)	In the third quarter of 2008, the Company recorded a credit to selling, general and administrative expense in the amount of $470,000 for the reimbursement of legal fees by Endo in connection with patent enforcement litigation related to Opana ER (see Note 17). In addition, in the third quarter of 2008, the Company recorded an impairment charge to research and product development expense in the amount of $490,000 in connection with patent costs related to development programs that the Company no longer planned to pursue and patents that the Company determined it would no longer maintain.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

PENWEST PHARMACEUTICALS CO.
DECEMBER 31, 2009

		Additions
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts-	Deductions-	End of
	of Period	Expenses	Describe	Describe	Period
	(In thousands)

Year ended December 31, 2009
Inventory Allowances	$36	$—	$—	$35 (a)	$1
Year ended December 31, 2008
Inventory Allowances	$18	$18	$—	$—	$36
Year ended December 31, 2007
Inventory Allowances	$—	$18	$—	$—	$18

(a)	Disposals of unrecoverable inventory costs.

S-1

Exhibit Index

Filed with
Exhibit			this Form	Form or	Filing Date	SEC File
Number		Description	10-K	Schedule	with SEC	Number

3.1		Amended and Restated Articles of Incorporation of the Registrant		10-Q	8/3/2004	000-23467
3.2		Amended and Restated Bylaws of the Registrant, as amended		S-8	7/2/08	333-152086
3.3		Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Registrant filed on July 17, 1998		10/A	7/17/1998	000-23467
4.1		Specimen certificate representing the Common Stock		S-1/A	12/17/1997	333-38389
10	.1†	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389
10	.2†	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389
10	.3†	Letter Agreement dated February 25, 2000 by and between the Registrant and Mylan Pharmaceuticals Inc.		10-Q	8/14/2000	000-23467
10	.4†	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Registrant		10-Q	8/14/2002	000-23467
10	.5†	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and the Registrant		8-K	2/15/2007	000-23467
10.6		Second Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.		10-Q	11/10/2008	000-23467
10.7		Third Amendment, signed March 31, 2009, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.		10-Q	5/11/2009	000-34267
10	.8††	1997 Equity Incentive Plan		S-1	10/21/1997	333-38389
10	.9††	1997 Employee Stock Purchase Plan		S-1	10/21/1997	333-38389
10	.10††	1998 Spinoff Option Plan		10/A	7/7/1998	000-23467
10	.11††	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended		S-1/A	11/10/1997	333-38389
10.12		Termination Agreement dated as of February 1, 2007 by and between Anand Baichwal and the Registrant		8-K	2/5/2007	000-23467
10	.13††	Form of Option Agreement for 1997 Incentive Plan		10-K	3/16/05	000-23467
10	.14††	2005 Stock Incentive Plan, as amended		10-Q	8/8/2008	000-23467
10	.15††	Amendment No. 1 to 2005 Stock Incentive Plan		10-Q	11/9/06	000-23467
10	.16††	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.17††	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.18††	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10	.19††	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467
10.20		Summary of Executive Officer Bonus Program		10-K	3/16/2009	001-34267

S-2

Filed with
Exhibit			this Form	Form or	Filing Date	SEC File
Number		Description	10-K	Schedule	with SEC	Number

10.21		Summary of the Director Compensation Program		10-K	3/16/2009	001-34267
10	.22†	Manufacture and Supply Agreement dated November 6, 2006 between the Registrant and Draxis Specialty Pharmaceuticals Inc.		10-K	3/16/2007	000-23467
10.23		Credit and Security Agreement dated as of March 13, 2007 by and among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.		10-Q	5/10/2007	000-23467
10	.24†††	Collaboration and License Agreement dated as of July 16, 2007 by and between Edison Pharmaceuticals, Inc. and the Registrant		10-Q	11/8/2007	000-23467
10.25		Settlement Agreement dated May 5, 2009, by and between Edison Pharmaceuticals, Inc. and the Company		10-Q	8/10/09	000-34267
10.26		Securities Purchase Agreement dated March 5, 2008, among the Registrant and the purchasers party thereto		8-K	3/6/2008	000-23467
10.27		Form of Warrant issued by the Registrant to each of the purchasers under the Securities Purchase Agreement dated March 5, 2008		8-K	3/6/2008	000-23467
10.28		Rights Agreement, dated as of March 11, 2009, between the Registrant and Mellon Investor Services, LLC, as Rights Agent		8-K	03/12/2009	000-23467
10.29		Severance and Settlement Agreement and Release, dated January 30, 2009, by and between the Registrant and Benjamin L. Palleiko		10-Q	05/11/2009	001-34267
10.30		Lease dated February 27, 2003, by and between JRS Pharma LP and the Registrant, as amended to date	X
23		Consent of Ernst & Young LLP	X
31		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

†††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.

S-3