Form 10-K/A
period 2009-12-31
PENWEST PHARMACEUTICALS CO
filed 2010-04-29
CIK 1047188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-34267
PENWEST PHARMACEUTICALS CO.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1513032 (I.R.S. Employer Identification No.)

2981 Route 22
Suite 2
Patterson, NY	12563-2335
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(845)-878-8400
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001	The NASDAQ Stock Market
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

PENWEST PHARMACEUTICALS CO.
EXPLANATORY NOTE
     Penwest Pharmaceuticals Co. (“Penwest”, “company”, “we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010 (“Form 10-K”), to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This Amendment No. 1 is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Board of Directors
          Our board of directors is divided into three classes and currently consists of three class I directors (Christophe M. Bianchi, Paul E. Freiman and Jennifer L. Good), three class II directors (Peter F. Drake, David P. Meeker and Anne M. VanLent) and two class III directors (Joseph E. Edelman and Kevin C. Tang). The term of each class of directors is three years, and the terms of the three classes are staggered so that only one class is elected each year. At each annual meeting of shareholders, directors are elected to serve for a three-year term to succeed the directors of the same class whose terms are then expiring. The class I, class II and class III directors were elected to serve until the annual meeting of shareholders to be held in 2010, 2011 and 2012, respectively, and until their respective successors are elected and qualified. Christophe M. Bianchi, Paul E. Freiman and Jennifer L. Good are our nominees for election as directors at our 2010 annual meeting of shareholders.
          Set forth below are the names of our directors and our nominees for election as directors at our 2010 annual meeting of shareholders, their ages as of April 1, 2010, the year in which each first became a director, their positions and offices with us, if applicable, their principal occupations and business experience during at least the past five years, and the names of other public companies for which they currently serve or have served within the past five years as a director.
          We have also included information with respect to each nominee’s specific experience, qualifications, attributes and skills that led our board to conclude that such individual should serve as one of our directors. We believe that all of our director nominees have a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to us and our board.
          No director, director nominee or executive officer is related by blood, marriage or adoption to any other director, director nominee or executive officer. Except as described below with respect to Mr. Edelman and Mr. Tang, no director, director nominee or executive officer, or any associate of any such director, director nominee or executive officer, is a party adverse to us, or has a material interest adverse to us, in any legal proceeding.
DR. CHRISTOPHE M. BIANCHI
     Age: 48
          Christophe M. Bianchi has served as one of our directors since June 2007. Dr. Bianchi is currently Executive Vice President, Commercial Operations at Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited. Dr. Bianchi has held this position since he joined Millennium in 2006. Prior to joining Millennium, Dr. Bianchi served in a variety of positions at Sanofi-Aventis, a pharmaceutical company, including from 2004 to 2006 as the head of the U.S. oncology business unit of Sanofi-Aventis, and from 2001 through 2004 as Vice President of the Internal Medicine and Central Nervous System Business Unit of Sanofi. Dr. Bianchi received an M.D. from the University of Reims-Champagne in France and an M.B.A. from the Wharton School at the University of Pennsylvania. He is also a graduate of Ecole Des Hautes Etudes Commerciales (EDHEC Graduate School of Management) in France. Dr. Bianchi has substantial experience and expertise in the pharmaceutical industry and, in particular, experience and expertise with respect to the development and commercialization of pharmaceuticals. Based on this, he provides significant insight and perspective to our board regarding relationships with pharmaceutical companies and their efforts in the development and commercialization of our products, as well as extensive contacts for the Company in its business developments efforts. Dr. Bianchi also has a medical background which is valuable to our board.
DR. PETER F. DRAKE
     Age: 56
          Peter F. Drake has served as one of our directors since April 2005. Dr. Drake is currently the Managing General Partner of Mayflower Partners, a healthcare investment fund. From 2002 until December 2009, Dr. Drake served as the General Partner of Vector Fund Management, LP, a venture capital firm. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., following Prudential’s acquisition of Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider, and Cortex

Pharmaceuticals, Inc., a neuroscience company, and Rodman & Renshaw, an investment bank. Dr. Drake received a B.A. in Biology from Bowdoin College, and a Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College. Dr. Drake brings strong strategic, financial and investment skills and experience to our board of directors. Over his years on our board, Dr. Drake has provided significant contributions to our discussions regarding financing options, strategic transactions and the strategic direction of Penwest. Dr. Drake also has many strong relationships in the industry that have been useful in our business development efforts.
JOSEPH E. EDELMAN
     Age: 54
          Joseph E. Edelman has served as one of our directors since June 2009. Mr. Edelman is the Chief Executive Officer and Portfolio Manager of Perceptive Advisors LLC, an investment firm focused on health care with a particular emphasis on biotechnology companies. He founded the firm in 1999. Prior to that he was Senior Analyst at Paramount Capital from 1994 to 1999, and was the Senior Biotechnology Analyst at Prudential Securities from 1990 to 1994. Mr. Edelman received his B.A. in Psychology from the University of California, San Diego, and an M.B.A. in Marketing from New York University. Mr. Edelman serves on our board to reflect the perspective of one of our two largest shareholders, Perceptive Life Sciences Master Fund Ltd.
Mr. Edelman has informed us that the Securities Exchange Commission, which we refer to as the SEC, and the Financial Industry Regulation Authority, which we refer to as FINRA, conducted inquiries into various short sales that were placed by Mr. Edelman and others associated with Perceptive Advisors LLC in 2005 and 2006 on behalf of a broker-dealer that Mr. Edelman was associated with during such time and Perceptive Life Sciences Master Fund Ltd. Mr. Edleman has informed us that FINRA Matter No. 20050007960 was resolved on or about December 18, 2008 pursuant to the terms of a letter of acceptance, waiver and consent entered into by Mr. Edelman and other persons, including persons associated with Perceptive Advisors LLC. Pursuant to the letter of acceptance, waiver and consent, Mr. Edelman agreed to the payment of a fine in the amount of $50,000, which amount was paid by Mr. Edelman from the assets of Perceptive Advisors LLC. Mr. Edelman has informed us that fines in lesser amounts were imposed against some of the other parties associated with Perceptive Advisors LLC, and that none of these fines were paid by Perceptive Life Sciences Master Fund Ltd.
Mr. Edelman has informed us that, on October 20, 2009, an inquiry conducted by the SEC’s New York Regional Office concerning primarily the same secondary offerings that were the subject of the letter of acceptance, waiver and consent was formally resolved. Pursuant to the order issued in connection with the resolution, Perceptive Advisors LLC agreed to disgorge profits and pay pre-judgment interest in the aggregate amount of $314,755.26 and to pay a fine of $125,000. Mr. Edelman has informed us that these amounts have been paid by Perceptive Advisors LLC and were not paid by Perceptive Life Sciences Master Fund Ltd.
Mr. Edelman, through his relationship with Perceptive, is associated with the following legal proceeding which is adverse to the Company. On April 20, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, King County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking to enforce their alleged rights under the Washington Business Corporation Act to inspect certain Company documents (the “King County Action”). In addition, on April 28, 2009, Tang Capital and Perceptive brought suit against us in the Superior Court of the State of Washington, Thurston County (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at our 2009 annual meeting of shareholders at three rather than two, or for the court to require us to waive the advance notice provisions of our bylaws to permit Tang Capital and Perceptive to include a proposal in the proxy statement in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more (the “Thurston County Action”). On May 13, 2009, Tang Capital and Perceptive dismissed this Thurston County Action reasserting the same claims via an amended complaint in the King County Action. Tang Capital and Perceptive sought preliminary injunctive relief on their claims prior to our 2009 annual meeting of shareholders and the motion was denied by the court on May 22, 2009. Although the King County Action remains pending, the proposed bylaw amendment and bylaw proposal were not approved by our shareholders at our 2009 annual meeting of shareholders. The trial of the King County Action is currently scheduled for October 4, 2010.
PAUL E. FREIMAN
     Age: 75
          Paul E. Freiman has served as our Chairman of the Board since February 2005 and served as our Lead Director from 1997 to 2005. Mr. Freiman is president of ThirdAge Pharma LLC, a consulting firm that he founded in January 2009. Mr. Freiman served as the Chief Executive Officer and President of Neurobiological Technologies, Inc., a biotechnology company, from May 1997 to December 2008. Mr. Freiman is also a director of Calypte Biomedical Corporation, a developer of in vitro testing solutions, NeoPharm Inc., a biotechnology company, NovaBay Pharmaceuticals, Inc., a pharmaceutical company, and Otsuka America Pharmaceuticals Inc., a pharmaceutical company. He is a graduate of Fordham University with a B.S. in Pharmacy and received an honorary doctorate from the Arnold & Marie Schwartz College of Pharmacy. Mr. Freiman has a strong commercial background as well as tremendous insight into the drug development process and the scientific, operational and regulatory aspects of clinical trials. Mr. Freiman is a veteran of the industry, serving as chairman and chief executive officer of both a major pharmaceutical and a biotechnology company and brings unique insights and understanding of the company’s challenges, strategy and operations. Mr. Freiman is our longest serving board member, providing board leadership for 13 years and has extensive knowledge of our business. His leadership skills, consensus building skills and focus on corporate governance have been critical to the operations of our board over the years, particularly through the management transitions and changes in directors that we have experienced.
JENNIFER L. GOOD
     Age: 45
          Jennifer L. Good has served as one of our directors and as our President and Chief Executive Officer since June 2006. Ms. Good served as our President, Chief Operating Officer and Chief Financial Officer from November 2005 to June 2006, and Chief Financial Officer from February 1997 to November 2005. Ms. Good received a Bachelor of Business Administration degree from Pacific Lutheran University and is a Certified Public Accountant licensed by the state of Washington. Ms. Good has served the company as its Chief Financial Officer, Chief Operating Officer, President, Chief Executive Officer and, since the departure of the Chief Financial Officer in January 2009, acting again as our principal financial officer. Ms. Good also has a strong financial background and experience in raising capital and in business development. Based on this experience, Ms. Good has a unique understanding of our company and our operations, strategy, challenges and risks. She is critical to our relationships with Endo Pharmaceuticals Inc. (Endo), Edison Pharmaceuticals Inc. (Edison) and Otsuka America Pharmaceutical, Inc. (Otsuka) and has demonstrated her leadership skills as she kept our management team and employees motivated during a time with significant external pressures and a number of employee reductions
DR. DAVID P. MEEKER
     Age: 55
          David Meeker has served as one of our directors since January 2007. Dr. Meeker has served in various roles at Genzyme Corporation, a pharmaceutical company, since 1994, including as Chief Operating Officer since March 2010, Executive Vice President, Therapeutics, Biosurgery, and Transplant from March 2008 to March 2010, President of the LSD (Lysosomal Storage Diseases) Therapeutics business unit from March 2003 through March 2008, Senior Vice President, Therapeutics Europe from May 2000 to March 2003 and as Senior Vice President, Medical Affairs from June 1998 to May 2000. Dr. Meeker is a Fellow at the American College of Physicians and the American College of Chest Physicians. He attended Dartmouth College and received an M.D. from The University of Vermont. Dr. Meeker’s experience in the industry, his executive leadership skills, his work with orphan drugs and in rare disorders, his scientific and medical background and his understanding of clinical development provide Dr. Meeker with a unique understanding of our A0001 program and other development programs. Dr. Meeker also serves an important role as a liaison with management regarding clinical and technical matters.
KEVIN C. TANG
     Age: 43
          Kevin C. Tang has served as one of our directors since June 2009. Mr. Tang is the Managing Director of Tang Capital Management, LLC, an investment firm focused on the health care industry that he founded in August 2002. From September 1993 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex. Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s life sciences research group. Mr. Tang currently serves as a director of Ardea Biosciences, Inc, a biotechnology company focused on the development of small-molecule therapeutics for the treatment of gout, cancer and human immunodeficiency virus (HIV), and A.P. Pharma, Inc., a specialty pharmaceutical company. Mr. Tang received his B.S. degree in Psychology from Duke University in 1989.
Mr. Tang, through his relationship with Tang Capital, is associated with the King County Action described above, which is adverse to the Company.
ANNE M. VANLENT
     Age: 62
          Anne M. VanLent has served as one of our directors since December 1998. Ms. VanLent is president of AMV Advisors, a consulting company, providing strategic planning and financial services to emerging growth life sciences companies, which she founded in 2008. Ms. VanLent served as Executive Vice President and Chief Financial Officer

of Barrier Therapeutics, Inc., a NASDAQ-listed specialty pharmaceutical company in the field of dermatology, from May 2002 to May 2008. Prior to joining Barrier, Ms. VanLent served as a principal of The Technology Compass Group, LLC, a healthcare/technology consulting firm, which she founded in October 2001. From mid-1997 to October 2001, Ms. VanLent served as Executive Vice President, Portfolio Management of Sarnoff Corporation, a privately-held research and development company that creates and commercializes electronic, biomedical and information technologies. Ms. VanLent currently serves as a director and chair of the audit committee of Integra LifeSciences Holdings Corporation, a NASDAQ-listed medical technology company. Ms. VanLent received a B.A. in Physics from Mount Holyoke College. Ms. VanLent’s experience and expertise in the pharmaceutical industry and experience in strategic financial management are valuable to our board. Ms. VanLent plays a crucial role on the board by virtue of her understanding of corporate governance matters and through her service as chair of the Audit Committee and Nominating and Corporate Governance Committee. Ms. VanLent is diligent in keeping the board abreast of current audit issues and collaborating with our independent auditors and management team.
Information about our Executive Officers
     The following table sets forth the names, ages and positions of our executive officers as of April 1, 2010.

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
Code of Business Conduct and Ethics
     We have adopted a code of business conduct and ethics applicable to all of our directors and employees. The code of business conduct and ethics is available on our website, www.penwest.com , and is available without charge upon request to Corporate Secretary, Penwest Pharmaceuticals Co., 2981 Route 22, Suite 2, Patterson, New York 12563, telephone (845) 878-8400.

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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that during 2009, the reporting persons complied with all Section 16(a) filing requirements, other than as follows:
•	Mr. Freiman failed to timely file one Form 4 relating to one reportable transaction; and

•	Mr. Drake failed to timely file one Form 4 relating to one reportable transaction.
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
     The compensation committee worked with our senior management in 2009 and 2010 to determine the peer group to use to compare executive compensation programs. The peer group that the compensation committee used for compensation decisions made in February 2009 consisted of: Acorda Therapeutics, Adolor Corp., Anadys Pharma, Anesiva Inc., Antares Pharma, Aradigm Corp., Depomed Inc., Durect Corp., Epicept Corp., Jazz Pharma, Nastech Pharma, Neurocrine Bisoscience, Repligen Corp., Scolr Pharma Inc., and Targacept Inc. In connection with the compensation decisions made in February 2010, the compensation committee used an adjusted peer group that consisted of: Adolor Corp., Anadys Pharma, Ardea Biosciences, Inc., Antares Pharma, Aradigm Corp., CombinatoRx, Incorporated, Depomed Inc., Durect Corp., Epicept Corp., Jazz Pharma, Ligand Pharmaceuticals, Inc., Neurocrine Bisoscience, Repligen Corp., Scolr Pharma Inc., and Targacept Inc.
     The compensation committee also considers industry survey data regarding executive compensation to understand industry compensation practices. In both February 2009 and February 2010, the compensation committee supplemented data regarding the peer group of such year with survey data from the Radford Biotechnology Survey.
     In making compensation decisions, the compensation committee generally targets compensation for executives at the 50th percentile. The committee intends that if an executive achieves the individual and company performance goals determined by the committee, then the executive should have the opportunity to receive compensation that is competitive with peer group and industry norms. The committee, however, may vary this general target with respect to executives based on other factors including individual contribution and performance, reporting structure, complexity and importance of role and responsibilities, leadership and growth potential.
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

     We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the compensation committee, after reviewing industry information, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.
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
     In January and February 2009, the compensation committee met to determine the executive officers’ base salaries for 2009. After discussion of the executive officers’ performance and market levels, as well as the other factors noted herein, the committee determined not to increase the executive officers’ base salaries for 2009. The committee made this determination based on the economic environment and concerns about our cash reserves. As a result, our executive officers’ base salaries for 2009 were as follows:

Base Salary
Executive Officer	for 2009
Jennifer L. Good,	$387,000
President and Chief Executive Officer
Thomas R. Sciascia, M.D.,	$310,000
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.,	$281,600
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.,	$248,000
Senior Vice President, Licensing and Chief Scientific Officer
     In February 2010, the compensation committee approved the following base salaries for our named executive officers, effective March 1, 2010.

Base Salary
Executive Officer	for 2010
Jennifer L. Good,	$410,000
President and Chief Executive Officer
Thomas R. Sciascia, M.D.,	$319,000
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.,	$290,000
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.,	$258,000
Senior Vice President, Licensing and Business Development
     Annual Cash Incentive Bonus Plan
     Our executive compensation program includes an annual cash incentive bonus plan for our executive officers that is intended to motivate each of them to work toward the achievement of company strategic, operational and financial targets and individual performance objectives, and to reward our executive officers when their efforts result in success for us. Bonus targets under the annual cash incentive bonus plan are calculated as a percentage of each executive officer’s base salary, with targets corresponding to the rank of the executive. The target percentages set for 2009 were 40% for Ms. Good and 30% for each other named executive officer.

     The compensation committee approves corporate goals for each year and determines potential bonus amounts based on the achievement of these goals and individual performance goals. Our corporate targets generally conform to certain operational goals, such as advancing development programs and meeting specified financial targets. The compensation committee works with our chief executive officer to develop challenging goals that it believes can be reasonably achieved during the year and to weight the various goals for the corporate targets. Individual objectives are tied to the particular area of expertise of an executive officer and his or her role and responsibilities. Achievement of these individual objectives is measured relative to external forces, internal resources utilized and overall individual effort. Individual objectives are based on a variety of factors, including the achievement of corporate goals. The individual performance objectives for each executive officer (other than our chief executive officer) are determined by the chief executive officer. In the case of our chief executive officer, the individual objectives are reviewed with the compensation committee and are based on the achievement of our corporate goals.
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
     In establishing our corporate goals for 2009, the committee considered the objectives for 2009 that had been discussed with the full board and publicly announced by us. The corporate-level goals that the committee adopted for 2009 and the weighting attached to each of these goals were as follows:
2009 Goals

Weighting
Manage our cash expenditures so that our cash resources at December 31, 2009 equal at least $10 million	15%
Execute at least two new individual drug delivery technology agreements or a multi-drug agreement, with cash generated from these new agreements of at least $1 million in 2009 and total cash generated under all of our drug delivery technology agreements of $1.5 million in 2009	20%
Execute at least one licensing transaction for Opana ER that generates at least $1 million in cash in 2009	20%
Commence a Phase IIa clinical trial of A0001 in 2009, with data analysis expected by the end of the first quarter of 2010	30%
Select and acquire a back-up compound from Edison Pharmaceuticals	15%
     In February 2010, the committee evaluated our 2009 performance against our 2009 corporate goals and determined that 87% of the 2009 corporate goals had been achieved. In calculating the 87%:
•	The committee recognized that we had exceeded our goals with respect to end of year cash and our drug delivery technology business. The Committee agreed to a credit of 20% with respect to our cash goal as our end of the year cash level (excluding proxy costs) exceeded our cash target by 28% and a credit of 27% with respect to our drug delivery technology goal as we signed two agreements in 2009 and total cash generated under our drug delivery technology agreements was 35% higher than our cash target.

•	The committee recognized that we had achieved our goal with respect to the Edison back-up compound and agreed to a credit of 15% as we selected and acquired the compound in September 2009.

•	The committee recognized that we had partially achieved our A0001 clinical goal and agreed to a credit of 10% in recognition of the progress made in this program during 2009, including the commencement of two Phase IIa proof of concept trials for A0001, including one in patients with Friedreich’s Ataxia, with data expected in the third quarter of 2010. The committee also recognized that we had partially achieved our Opana ER licensing goal as the agreement entered into with Valeant Pharmaceuticals generated less than $1 million in cash for us after sharing the proceeds with our collaborator, Endo Pharmaceuticals, and taking into account foreign currency conversion, and agreed to a credit of 15%.
     In February 2010, the committee also evaluated the individual performance of our executive officers and determined the bonus credit that would be given for individual performance objectives.

•	The committee determined to give Ms. Good the full 25% for her individual performance during 2009 in recognition of her role in negotiating and signing the Opana ER transaction with Valeant Pharmaceuticals, in working under our collaboration and licensing agreements with Endo, Edison and Otsuka and in our other 2009 business development activities and in transitioning the company to profitability, as well as for her leadership of the company during an adversarial proxy contest, including with our employees, our shareholders and our business partners.

•	The committee determined that Dr. Sciascia had achieved his individual goal with respect to managing our cash burn and partially achieved his goals with respect to the clinical development of A0001, and based on this, determined to give him credit for 18% of the 25% for his individual performance objectives.

•	The committee determined that Dr. Hawi had achieved her individual goals with respect to managing our cash burn, our drug delivery technology business and the selection of a back-up compound for A0001 and had only partially achieved her goals with respect to the clinical development of A0001, and based on this, determined to give her credit for 23% of the 25% for her individual performance objectives.

•	The committee determined that Dr. Baichwal had achieved his individual goal with respect to managing our cash burn, had exceeded his goal with respect to the cash generated under drug delivery technology agreements and did not achieve his goal with respect to Opana ER transactions, and based on this and his important role in our relationship with Otsuka and in the patent area, determined to give Dr. Baichwal credit for the full 25% for his individual performance objectives.
     Based on these determinations, the committee determined the cash bonuses for 2009 as follows:

		2009 Annual
	2009 Bonus	Cash Bonus	Percentage of
Named Executive Officer	Targets	Payments	Bonus Target
Jennifer L. Good	$154,800	$139,000	90%
President and Chief Executive Officer
Thomas R. Sciascia, M.D.	$93,000	$77,000	83%
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.	$84,480	$74,000	88%
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.	$74,400	$67,000	90%
Senior Vice President, Licensing and Business Development
     The committee also considered whether to modify the officers’ bonus targets for 2010 but left them unmodified upon the determination that these targets were consistent with the targeted 50th percentile. The committee did agree to revisit Ms. Good’s bonus target for 2010 following the collection of additional market data.
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
     On February 17, 2009, the compensation committee approved for our named executive officers the stock option awards set forth in the table below.

Number of Shares
Subject to Stock
Executive Officer	Options Granted
Jennifer L. Good,	100,000
President and Chief Executive Officer
Thomas R. Sciascia, M.D.,	65,000
Senior Vice President, Clinical and Regulatory Affairs and Chief Medical Officer
Amale Hawi, Ph.D.,	65,000
Senior Vice President, Pharmaceutical Development
Anand R. Baichwal, Ph.D.,	50,000
Senior Vice President, Licensing and Business Development
     In granting these awards, the committee acknowledged that these option levels were identical to the option levels granted in 2008 and that 2008 option levels had been deemed generous in light of the relatively low cash bonuses that were granted to the executives for 2007 and determined that, given the salary freeze, the option awards should continue to be generous. The committee also considered the compensation data and determined that these awards were within the desired range with regard to the number of shares underlying the options granted to each executive.
     Severance/Change in Control Benefits
     Retention Agreements
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
     The committee first decided that we should enter into executive retention agreements with our executive officers in 2005 after reviewing the practices of other companies. The committee believed that the benefits provided for by these agreements would provide management with the appropriate incentives to act in the best interest of the shareholders, as well as help us attract and retain the necessary executive talent for growing our business. These agreements were set to expire at the end of 2008. As a result, during 2008, the committee considered whether to let the agreements expire, or to enter into new retention agreements and, if so, on what terms. After consulting with the full board, in November 2008, the committee concluded that it continued to believe that retention agreements are an important component of the incentives we provide to our executive officers. As a result, the committee recommended, and the board approved, new executive retention agreements for our executive officers. These agreements expire on December 31, 2011.

     As with the expired agreements, we structured the new executive retention agreements to provide “double trigger” benefits. In other words, the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated by us other than for cause, death or disability, or by the executive for good reason during a specified period after the change in control. This period was initially 12 months. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their job. Our stock option agreements, however, do provide for full acceleration of vesting upon a change in control.
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
     On March 16, 2010, we entered into amendments to the agreements with each of our executive officers. Under the amended agreements, benefits are paid only if the employment of the executive is terminated by us other than for cause, death or disability, or by the executive for good reason during the 18-month period following the change in control, rather than the 12-month period initially provided by the agreement. The amended agreements also provide for earlier payment of the severance amounts (including payment of as much as possible in a lump sum) to the extent permitted by Section 409A of the Internal Revenue Code. The amended agreement did not increase the amount of severance payable to the executives. The compensation committee approved the amendments in recognition of the uncertainty our executives faced as a result of the anticipated proxy contest in connection with the 2010 annual meeting of shareholders.
     Severance
     In connection with the resignation of Mr. Palleiko, our former Senior Vice President, Corporate Development, and Chief Financial Officer, on January 21, 2009, the committee approved a severance and settlement and release agreement with Mr. Palleiko that provided for a severance payment in the aggregate amount of $225,750, which was paid in equal bi-weekly installments to Mr. Palleiko over the nine months following the date of his termination, plus $15,416 in premiums paid on behalf of Mr. Palleiko in respect of health, dental and vision insurance coverage for the nine-month period following Mr. Palleiko’s termination. Additionally, the severance agreement provided for acceleration of vesting with respect to an aggregate of 16,250 shares of common stock under stock options issued to Mr. Palleiko on March 13, 2008 and June 11, 2008, such that the shares became immediately exercisable as of January 30, 2009. 11,375 of such shares had an exercise price of $2.62, and 4,875 of such shares had an exercise price of $3.05. The closing price of our common stock on the NASDAQ Global Market was $1.77 on January 30, 2009, the date on which such options were modified to become fully vested. In approving these benefits, the committee considered the terms of prior separation arrangements entered into by us with former executive officers and the contributions made by Mr. Palleiko during his tenure with us.
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
     In 2009, Ms. Good received a monthly allowance of $1,000 of reimbursement for her vehicle. We also paid the hotel and living expenses of Dr. Sciascia for those nights that he stayed in Danbury, Connecticut.

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
Risks Arising from Compensation Policies and Practices
     We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. Further, with respect to our incentive compensation programs, although the corporate performance metrics that determine payouts for certain business operations leaders are based in part on the achievement of business segment metrics, the metrics that determine payouts for our executive officers are company-wide metrics only. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of Penwest and our shareholders as a whole. The mix of equity award instruments used under our long-term incentive program that includes full value awards also mitigates risk. Finally, the multi-year vesting of our equity awards properly accounts for the time horizon of risk.
Executive Compensation
     Summary Compensation
     The following table contains information about the compensation of each of our named executive officers for the years ended December 31, 2009, December 31, 2008, and December 31, 2007.
Summary Compensation Table

					Non-Equity
					Incentive
				Option	Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)		($)
Jennifer L. Good(3)	2009	$398,130	$—	$98,000	$139,000	$24,600	(4)	$659,730
President and	2008	381,374	—	178,600	92,880	23,925		676,779
Chief Executive Officer	2007	369,339	45,000	453,050	—	23,700		891,089
Benjamin L. Palleiko(5)	2009	29,231	—	—	—	241,885	(6)	271,116
Former Senior Vice President,	2008	296,028	—	116,090	36,120	18,475		466,713
Corporate Development and	2007	287,878	29,200	209,100	—	17,478		543,656
Chief Financial Officer
Thomas R. Sciascia, M.D.	2009	318,991	—	63,700	77,000	17,535	(7)	447,226
Senior Vice President,	2008	305,086	—	116,090	55,800	17,707		494,683
Clinical and Regulatory Affairs and	2007	294,652	30,000	313,650	—	17,773		656,075
Chief Medical Officer
Amale Hawi, Ph.D.(8)	2009	292,099	—	63,700	74,000	12,180	(9)	441,979
Senior Vice President,	2008	279,565	—	89,300	63,360	11,505		443,730
Pharmaceutical Development	2007	172,404	—	684,000	18,425	4,011		878,840
Anand R. Baichwal, Ph.D.	2009	254,607	—	49,000	67,000	12,600	(10)	383,207
Senior Vice President, Licensing	2008	244,334	—	80,370	40,920	11,925		377,549
and Business Development	2007	234,652	24,000	209,100	—	11,700		479,452

(1)	Aggregate grant date fair value of option awards granted during the year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). The grant-date fair value was determined using a Black-Scholes valuation applied to the number of shares which may be purchased under an option grant. The assumptions used in the Black-Scholes valuations and the resulting values per share may be found in Note 11 of the Company’s 2009 Form 10-K filed with the SEC on March 16, 2010.

(2)	The amounts in this column reflect payments made under our annual cash incentive bonus program, which is described above in “Compensation Discussion and Analysis.”

(3)	Ms. Good is also a member of our board of directors but does not receive any additional compensation in her capacity as a director.

(4)	Consists of:

• $12,000 in an automobile allowance;

• $11,025 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Ms. Good for supplemental life and disability insurance plans.

(5)	In connection with the resignation of Mr. Palleiko, our former Senior Vice President, Corporate Development, and Chief Financial Officer, on January 21, 2009, the committee approved a severance and settlement and release agreement with Mr. Palleiko that provided for a severance payment in the aggregate amount of $225,750, which was paid in equal bi-weekly installments to Mr. Palleiko over the nine months following the date of his termination, plus $15,416 in premiums paid on behalf of Mr. Palleiko in respect of health, dental and vision insurance coverage for the nine-month period following Mr. Palleiko’s termination. Additionally, the severance agreement provided for acceleration of vesting with respect to an aggregate of 16,250 shares of common stock under stock options issued to Mr. Palleiko on March 13, 2008 and June 11, 2008, such that the shares became immediately exercisable as of January 30, 2009.

(6)	Consists of the payments described in footnote 5, in connection with the termination of Mr. Palleiko’s employment, in addition to the following payments made during Mr. Palleiko’s employment:

• $588 in hotel and living expense reimbursements for Mr. Palleiko;

• $131 in premiums paid on behalf of Mr. Palleiko for supplemental life and disability insurance.

(7)	Consists of:

• $4,935 in hotel and living expense reimbursements for Dr. Sciascia;

• $11,025 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Dr. Sciascia for supplemental life and disability insurance plans.

(8)	Dr. Hawi joined the company in May 2007.

(9)	Consists of:

• $11,025 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,155 in premiums paid on behalf of Dr. Hawi for supplemental life and disability insurance plans.

(10)	Consists of:

• $11,025 in matching contributions under the Penwest Pharmaceuticals Co. Savings Plan; and

• $1,575 in premiums paid on behalf of Dr. Baichwal for supplemental life and disability insurance plans.

     Employment Letter Arrangements and Other Agreements with our Named Executive Officers
     In connection with the resignation of Mr. Palleiko, our former Senior Vice President, Corporate Development, and Chief Financial Officer, on January 21, 2009, the committee approved a severance and settlement and release agreement with Mr. Palleiko that provided for a severance payment in the aggregate amount of $225,750, which was paid in equal bi-weekly installments to Mr. Palleiko over the nine months following the date of his termination, plus $15,416 in premiums paid on behalf of Mr. Palleiko in respect of health, dental and vision insurance coverage for the nine-month period following Mr. Palleiko’s termination. Additionally, the severance agreement provided for acceleration of vesting with respect to an aggregate of 16,250 shares of common stock under stock options issued to Mr. Palleiko on March 13, 2008 and June 11, 2008, such that the shares became immediately exercisable as of January 30, 2009.
     We have entered into executive retention agreements with each of our named executive officers. A description of the executive retention agreements entered into with each named executive officer is included under “Potential Payments Upon Termination or Change in Control” below.
     Grants of Plan-Based Awards During 2009
     The following table summarizes information regarding options granted to each of the named executive officers during the year ended December 31, 2009.
2009 Grants of Plan-Based Awards

					All Other
					Option
					Awards:		Grant
					Number of	Exercise or	Date
	Estimated Future Payouts Under				Securities	Base Price	Fair
	Non-Equity Incentive Plan Awards				Underlying	of Option	Value of
	Threshold	Target	Maximum	Grant	Options	Awards	Option
Name	($)	($)(1)	($)	Date	(2)	($/Sh)(3)	Awards(4)
Jennifer L. Good	—	—	154,800	3/5/09	100,000	$1.56	$98,000
Benjamin L. Palleiko	—	—	—	—	—	—	—
Thomas Sciascia, M.D.	—	—	93,000	3/5/09	65,000	1.56	63,700
Amale Hawi, Ph.D.	—	—	84,480	3/5/09	65,000	1.56	63,700
Anand R. Baichwal, Ph.D.	—	—	74,400	3/5/09	50,000	1.56	49,000

(1)	This reflects the targets set for 2009 under our annual cash incentive bonus program, as described in “Compensation Discussion and Analysis.”

(2)	Options granted in 2009 to the named executive officers become exercisable in four equal annual installments, commencing one year after the vesting commencement date, which is typically the grant date.

(3)	The exercise price of the stock option awards is equal to the closing price of our common stock on the grant date as reported by the NASDAQ Global Market.

(4)	Grant date fair value of option awards computed in accordance with ASC Topic 718.

Outstanding Equity Awards at 2009 Fiscal Year-End
     The following table summarizes information regarding unexercised stock options held by the named executive officers as of December 31, 2009.
2009 Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Jennifer L. Good	22,000	—	12.75	2/02/2010
	32,000	—	12.00	3/01/2011
	32,000	—	19.13	2/14/2012
	50,000	—	9.90	2/20/2013
	50,000	—	16.39	2/12/2014
	45,000	—	10.35	2/17/2015
	50,000	—	16.14	11/23/2015
	37,500(1)	12,500(1)	22.67	2/09/2016
	32,500(2)	32,500(2)	13.02	3/01/2017
	17,500(3)	52,500(3)	2.62	3/13/2018
	7,500(4)	22,500(4)	3.05	6/11/2018
	—	100,000(5)	1.56	3/5/2019

Benjamin L. Palleiko	75,000	—(7)	17.15	1/21/2010
	7,500	—(7)	13.02	1/21/2010
	11,375	—(7)(8)	2.62	1/21/2010
	4,875	—(7)(8)	3.05	1/21/2010

Thomas R. Sciascia, M.D.	75,000	—	13.00	3/06/2011
	25,000	—	19.13	2/14/2012
	36,000	—	9.90	2/20/2013
	30,000	—	16.39	2/12/2014
	35,000	—	10.35	2/17/2015
	22,500(1)	7,500(1)	22.67	2/09/2016
	22,500(2)	22,500(2)	13.02	3/01/2017
	11,375(3)	34,125(3)	2.62	3/13/2018
	4,875(4)	14,625(4)	3.05	6/11/2018
	—	65,000(5)	1.56	3/5/2019

Amale Hawi, Ph.D.	50,000(6)	50,000(6)	12.09	5/02/2017
	8,750(3)	26,250(3)	2.62	3/13/2018
	3,750(4)	11,250(4)	3.05	6/11/2018
	—	65,000(5)	1.56	3/5/2019

Anand R. Baichwal, Ph.D.	15,000	—	12.75	2/02/2010
	20,000	—	12.00	3/01/2011
	20,000	—	19.13	2/14/2012
	20,000	—	9.90	2/20/2013
	20,000	—	10.35	2/17/2015
	22,500(1)	7,500(1)	22.67	2/09/2016
	15,000(2)	15,000(2)	13.02	3/01/2017
	7,875(3)	23,625(3)	2.62	3/13/2018
	3,375(4)	10,125(4)	3.05	6/11/2018
	—	50,000(5)	1.56	3/5/2019

(1)	These options vest in four equal annual installments with the first installment vesting on February 9, 2007.

(2)	These options vest in four equal annual installments with the first installment vesting on March 1, 2008.

(3)	These options vest in four equal annual installments with the first installment vesting on March 13, 2009.

(4)	These options vest in four equal annual installments with the first installment vesting on June 11, 2009.

(5)	These options vest in four equal installments with the first installment vesting on March 5, 2010.

(6)	These options vest in four equal annual installments with the first installment vesting on May 2, 2008.

(7)	These options expired one year from the date of termination of Mr. Palleiko’s employment with us.

(8)	Vesting of options was accelerated in 2009 as part of the severance agreement between Mr. Palleiko and the company.
Option Exercises and Stock Vested During 2009
     None of the named executive officers exercised any vested options during 2009. We do not have a policy of granting our named executive officers restricted or non-restricted shares of our common stock. We did not grant to any named executive officers any awards of common stock in 2009.
Potential Payments Upon Termination or Change in Control
     On November 12, 2008, we entered into executive retention agreements with each of our executive officers. These retention agreements replaced prior retention agreements with each of our executive officers that had been scheduled to expire on December 31, 2008. On March 10, 2010, we entered into amendments to these agreements.
     The retention agreements, as amended, provide that, if, within 18 months following a change in control of our company, the executive’s employment is terminated by us other than for cause, death, or disability, or by the executive for good reason, as such terms are defined in the retention agreements:
•	we will pay the executive an amount equal to either 200% (in the case of our chief executive officer) or 150% (in the case of our other executive officers) of the highest annual base salary during the period of the executive’s employment with us and the highest annual bonus during the period of the executive’s employment with us, including the target bonus of the executive for the calendar year during which the date of termination occurs, with such amount to be paid as soon as possible following termination, to the extent permitted by Section 409A of the Internal Revenue Code;

•	we will pay the full premium for group medical insurance under the continuation coverage rules known as COBRA, up to the amount that we pay for active and similarly-situated employees who receive the same type of coverage, with such payments to last until the earlier of (i) 24 months (in the case of our chief executive officer) or 18 months (in the case of our other executive officers) following the date the executive’s employment is terminated and (ii) the date the COBRA continuation coverage expires; and

•	the vesting of all stock options and restricted stock held by the executive will be accelerated in full, to the extent not already vested, and all shares of stock underlying stock options and all shares of restricted stock will be free of any right of repurchase by us.
     The retention agreements terminate if a change in control of the company does not occur prior to December 31, 2011.
     The following table shows payments and benefits potentially payable to each of our named executive officers that was employed with us on December 31, 2009 if he or she were to be terminated other than for cause, death or disability, or resigns for good reason following a change in control of our company. The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time, and are estimates of the amounts that would be paid out to the executive upon his or her termination. Mr. Palleiko is not included on the following table as his employment with the company terminated in January 2009, as described under “Severance/Change in Control Benefits — Severance”.

			Continuing	Additional	Acceleration of
	Base Salary	Bonus	Benefits	Payments	Stock
Name	($)	($)	($)	($)(1)	Options(2)($)
Jennifer L. Good	774,000	309,600	36,624	10,000	103,000
Thomas R. Sciascia, M.D.	465,000	139,500	31,041	10,000	66,950
Amale Hawi, Ph.D.	422,400	126,720	9,996	10,000	66,950
Anand R. Baichwal, Ph.D.	372,000	111,600	31,054	10,000	51,500

(1)	Consists of compensation for the discontinuance of life insurance, accidental death and dismemberment insurance and long-term disability insurance benefits that would have been provided over the 24 months (in the case of our chief executive officer) or 18 months (in the case of our other executive officers) had the executive’s employment not been terminated.

(2)	This amount would be determined by multiplying the number of option shares that would accelerate, assuming a December 31, 2009 employment termination date, by the excess of $2.59 over the exercise price of the option. $2.59 is the closing price of our common stock on the NASDAQ Global Market on December 31, 2009.
Compensation of Directors
     Under our director compensation program, non-employee directors receive annual fees, meeting fees and equity compensation as follows. Kevin C. Tang and Joseph E. Edelman do not accept any compensation in connection with their service as directors.
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
     We pay these annual retainers in quarterly installments on the first business day of each calendar quarter. Directors may elect to receive these fees in cash, shares of our common stock or a combination of both. For those directors that have elected to receive shares of stock in lieu of cash fees, we determine the number of shares of common stock to be issued in lieu of cash fees by dividing the fees to be paid in stock by the closing price of our common stock on the date the fees are otherwise payable. In 2009, we granted an aggregate of 14,014 shares of common stock related to annual retainer fees and meeting fees, as described below, to our non-employee directors at a weighted average of $2.00 per share.
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
     The following table summarizes the amounts paid (and stock awards made) to our non-employee directors during 2009.
2009 Director Compensation

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)
Christophe M. Bianchi, M.D.	$42,250	$—	$12,600	$54,850
Peter F. Drake, Ph.D.	36,249	30,300	—	66,549
Joseph E. Edelman(5)	—	—	—	—
Paul E. Freiman	60,250	10,020	—	70,270
Robert J. Hennessey(6)	17,750	—	12,600	30,350
David P. Meeker, M.D.	50,750	—	12,600	63,350
W. James O’Shea(7)	21,500	—	12,600	34,100
John N. Staniforth, Ph.D.(8)	11,500	10,020	—	21,520
Kevin C. Tang(5)	—	—	—	—
Anne M. VanLent	50,750	—	12,600	63,350

(1)	Jennifer L. Good, one of our directors, is also our President and Chief Executive Officer and a named executive officer. Ms. Good does not receive any additional compensation as a director. See “Summary Compensation Table” above for disclosure relating to her compensation.

(2)	Includes fees that were paid in shares of common stock in lieu of cash at the directors’ elections:

• Dr. Drake received 14,014 shares of common stock in lieu of $27,999 of cash fees

(3)	The amounts shown represent the aggregate grant date fair value, computed using the market price on the date of grant of restricted stock awards granted during 2009, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”).

(4)	The amounts shown represent the aggregate grant date fair value of option awards granted during 2009 computed in accordance with FASB ASC Topic 718. The grant date fair value was determined using a Black-Scholes valuation applied to the number of shares granted under an option. The assumptions used in the Black-Scholes valuations and the resulting values per share may be found in Note 11 of the Company’s 2009 Form 10-K filed with the SEC on March 16, 2010.

(5)	Joseph Edelman and Kevin Tang have elected not to receive compensation for serving as a member of the board of directors.

(6)	Robert Hennessey’s term as a director expired at the 2009 annual meeting. In connection with this, the vesting of options to purchase 12,000 shares of our common stock, and the vesting of 6,000 shares of our restricted stock granted to him in 2007, were accelerated in full. The grant date fair value of such options was $12,600, and the fair value of such options on the date of acceleration was $11,640. The grant date fair value of such restricted stock was $88,710, and the fair value of such restricted stock on the date of acceleration was $13,560.

(7)	W. James O’Shea’s term as a director expired at the 2009 annual meeting. In connection with this, the vesting of options to purchase 12,000 shares of our common stock, and the vesting of 10,000 shares of our restricted stock, were accelerated in full. The grant date fair value of such options was $12,600, and the fair value of such options on the date of acceleration was $12,480. The grant date fair value of such restricted stock was $134,100, and the fair value of such restricted stock on the date of acceleration was $24,300.

(8)	John N. Staniforth’s term as a director expired at the 2009 annual meeting. In connection with this, the vesting of 6,000 shares of our restricted stock granted to him in 2009, and the vesting of 6,000 shares of our restricted stock granted to him in 2007, were accelerated in full. The grant date fair value of such restricted stock granted to him in 2009 was $10,020, and the fair value of such restricted stock on the date of acceleration was $14,580. The grant date fair value of such restricted stock granted to him in 2007 was $89,160, and the fair value of such restricted stock on the date of acceleration was $14,580.

     The following table shows the aggregate number of unvested stock awards held by each of our non-employee directors as of December 31, 2009, and the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2009.

	Aggregate
	Number of
	Unvested Stock	Aggregate Number
	Awards as of	of Option Awards
Name	12/31/09	as of 12/31/09
Christophe M. Bianchi, M.D.	10,000	12,000
Peter F. Drake, Ph.D.	18,000	—
Joseph E. Edelman	—	—
Paul E. Freiman	12,000	58,673
Robert J. Hennessey	—	73,568
David P. Meeker, M.D.	10,000	12,000
W. James O’Shea	—	12,000
John N. Staniforth, Ph.D.	—	79,666
Kevin C. Tang	—	—
Anne M. VanLent	6,000	83,374
Compensation Committee Interlocks and Insider Participation
     The current members of the compensation committee are Mr. Freiman, Dr. Drake and Dr. Bianchi. No member of the compensation committee was at any time during 2009, or formerly, an officer or employee of ours or any subsidiary of ours, nor has any member of the compensation committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.
     None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.
Compensation Committee Report
     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the company’s management, as set forth below under “Information About Executive and Director Compensation”. Based on this review and discussion, the compensation committee recommended to the company’s board of directors that the Compensation Discussion and Analysis be included in this proxy statement.
By the Compensation Committee of
the Board of Directors of
Penwest Pharmaceuticals Co.
Christophe M. Bianchi, Chair
Peter F. Drake
Paul E. Freiman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
          The following table presents information we know regarding the beneficial ownership of our common stock as of January 31, 2010 for each person, entity or group of affiliated persons whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and named executive officers and a former named executive officer, individually, and our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options and/or warrants to purchase shares of common stock that are exercisable within 60 days of January 31, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 31,808,690 shares of common stock outstanding as of January 31, 2010.
     Unless otherwise indicated in the footnotes, the address of each director and named executive officer set forth below is: c/o Penwest Pharmaceuticals Co., 2981 Route 22, Suite 2, Patterson, NY 12563.

	Amount and Nature of Beneficial
	Ownership
Name and Address of Beneficial Owner	Number of Shares		Percentage
Tang Capital Management, LLC and Related Persons	6,695,598	(1)	21.0%
4401 Eastgate Mall
San Diego, CA 92121

Perceptive Advisors and Related Persons	6,476,446	(2)	20.4%
499 Park Avenue, 25(th) Floor
New York, NY 10022

D.E. Shaw & Co., L.P.	2,515,771	(3)	7.9%
120 W. 45(th) Street, Tower 45, 39th Floor
New York, NY 10036

Directors and Director Nominees:

Christophe M. Bianchi, M.D.	44,000	(4)	*

Peter F. Drake, Ph.D.	97,923		*

Joseph E. Edelman	6,476,446	(2)	20.4%

Paul E. Freiman	80,457	(5)	*

Jennifer L. Good	458,217	(6)	1.4%

David P. Meeker, M.D.	47,612	(7)	*

Kevin C. Tang	6,695,598	(1)	21.0%

Anne M. VanLent	126,107	(8)	*

Other Named Executive Officers:

Anand R. Baichwal, Ph.D.	187,055	(9)	*

Amale Hawi, Ph.D.	87,500	(10)	*

Thomas R. Sciascia, M.D.	349,119	(11)	1.1%

All executive officers and directors as a group (11 persons)	14,650,034		44.5%

*	Represents beneficial ownership of less than 1%.

(1)	The foregoing information is based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on February 5, 2010. Tang Capital Partners, LP reports having shared voting and dispositive power for 6,396,598 shares; Tang Capital Management, LLC reports having shared voting and dispositive power for 6,396,598 shares; and Kevin C. Tang reports having sole voting and dispositive power with respect to 77,500 shares, shared voting power for 6,544,098 shares and shared dispositive power for 6,618,098 shares.

(2)	The foregoing information is based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on February 5, 2010. Perceptive Advisors LLC and Mr. Joseph Edelman report having shared voting power and shared dispositive power for 6,476,446 shares.

(3)	The foregoing information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on February 16, 2010. David E. Shaw is the President and sole shareholder of D.E. Shaw & Co., Inc., which is the general partner of D.E. Shaw & Co., LP., which in turn is the managing member and investment advisor of D.E. Shaw Valence Portfolios, L.L.C. David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 2,515,771 shares as described above and, therefore, Mr. Shaw may be deemed to be the beneficial owner of such shares. Mr. Shaw disclaims beneficial ownership of such 2,515,771 shares. D.E. Shaw Valence Portfolios, L.L.C. and D.E. Shaw & Co., L.P. report having shared voting power and shared dispositive power for 2,515,771 shares.

(4)	Includes 12,000 shares subject to outstanding stock options held by Dr. Bianchi that are exercisable within 60 days following January 31, 2010.

(5)	Includes 51,202 shares subject to outstanding stock options held by Mr. Freiman that are exercisable within 60 days following January 31, 2010.

(6)	Includes 425,250 shares subject to outstanding stock options held by Ms. Good that are exercisable within 60 days following January 31, 2010.

(7)	Includes 12,000 shares subject to outstanding stock options held by Dr. Meeker that are exercisable within 60 days following January 31, 2010.

(8)	Includes 75,616 shares subject to outstanding stock options held by Ms. VanLent that are exercisable within 60 days following January 31, 2010.

(9)	Includes 164,125 shares subject to outstanding stock options held by Dr. Baichwal that are exercisable within 60 days following January 31, 2010.

(10)	Includes 87,500 shares subject to outstanding stock options held by Dr. Hawi that are exercisable within 60 days following January 31, 2010.

(11)	Includes 308,625 shares subject to outstanding stock options held by Dr. Sciascia that are exercisable within 60 days following January 31, 2010.
Securities Authorized for Issuance Under Equity Compensation Plans
          The following table provides information, as of December 31, 2009, about our common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans, which consist of our 2005 Stock Incentive Plan, our 1997 Equity Incentive Plan and our 1997 Employee Stock Purchase Plan.
Equity Compensation Plan Information

	Number of		Number of Shares
	Shares to be		Remaining Available
	Issued Upon		for Future Issuance
	Exercise of	Weighted-Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options,	Outstanding	(Excluding Shares
	Warrants and	Options, Warrants	Reflected in
	Rights	and Rights	Column A)
Plan Category	(Column A)	(Column B)	(Column C)
Equity compensation plans that have been approved by shareholders	2,615,682	$10.62	2,157,006
Equity compensation plans that have not been approved by our shareholders	—	$—	—

Total	2,615,682	$10.62	2,157,006
     As of March 31, 2010, there were 2,832,705 shares subject to issuance upon the exercise of outstanding stock options or awards under our equity compensation plans, at a weighted average exercise price of $9.03, and with a weighted average remaining life of 6.55 years. In addition, as of March 31, 2010, there were 57,000 unvested shares of restricted stock outstanding under our equity compensation plans. As of March 31, 2010, there were 1,763,991 shares available for future issuance under our 2005 Stock Incentive Plan, no shares available for future issuance under our 1997 Equity

Incentive Plan, and 7,803 shares available for future issuance under our 1997 Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions with Related Persons
Related Person Transactions
     We have determined that there were no related party transactions to disclose in 2009.
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
     The policy calls for proposed related person transactions to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually
     A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:
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
Our board of directors has determined that none of Drs. Bianchi, Drake and Meeker, Mr. Freiman, and Ms. VanLent has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under section 5605(a)(2) of the Nasdaq rules. In addition, our board of directors determined that each of Robert Hennessey and W. James O’Shea, who served as directors until their terms expired at the 2009 annual meeting, was an “independent director” as defined under section 5605(a)(2) of the Nasdaq rules. Only independent directors serve on our standing board committees
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The following table sets forth the fees billed to us for the fiscal years ended December 31, 2009 and December 31, 2008 by Ernst & Young LLP:

Fee Category	2009	2008
Audit Fees(1)	$400,000	$492,000
Audit-Related Fees(2)	45,000	42,000
Tax Fees(3)	52,900	70,000
All Other Fees(4)	2,162	3,000

Total Fees	$500,062	$607,000

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements, including our registration statements filed on Form S-3 and Form S-8 in 2008.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements, and which are not reported under “Audit Fees.” In 2009 and 2008, these fees included fees for audits of our retirement plan.

(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax fees in 2009 and 2008 included tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment planning services. Tax fees in 2009 also include tax consulting services in connection with our consideration of shareholder distribution alternatives, including dividend considerations. Tax fees in 2008 also included tax consulting services in connection with our review of the ownership change provisions of Section 382 of the Internal Revenue Code.

(4)	In 2009 and 2008, all other fees related to a subscription to the Ernst & Young Global Accounting and Auditing Information Tool.
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

Penwest Pharmaceuticals Co.
/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

Date: April 29, 2010

Exhibit Index

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number
3.1	Amended and Restated Articles of Incorporation of the Registrant		10-Q	8/3/2004	000-23467

3.2	Amended and Restated Bylaws of the Registrant, as amended		S-8	7/2/08	333-152086

3.3	Designation of Rights and Preference of Series A Junior Participating Preferred Stock of the Registrant filed on July 17, 1998		10/A	7/17/1998	000-23467

4.1	Specimen certificate representing the Common Stock		S-1/A	12/17/1997	333-38389

10.1†	Product Development and Supply Agreement dated August 17, 1994 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.2†	Sales and Distribution Agreement dated January 3, 1997 by and between the Registrant and Mylan Pharmaceuticals Inc.		S-1	10/21/1997	333-38389

10.3†	Letter Agreement dated February 25, 2000 by and between the Registrant and Mylan Pharmaceuticals Inc.		10-Q	8/14/2000	000-23467

10.4†	Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Holdings Inc. and the Registrant		10-Q	8/14/2002	000-23467

10.5†	Amendment, dated January 7, 2007, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between Endo Pharmaceuticals Inc. and the Registrant		8-K	2/15/2007	000-23467

10.6	Second Amendment, dated July 14, 2008, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.		10-Q	11/10/2008	000-23467

10.7	Third Amendment, signed March 31, 2009, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.		10-Q	5/11/2009	000-34267

10.8††	1997 Equity Incentive Plan		S-1	10/21/1997	333-38389

10.9††	1997 Employee Stock Purchase Plan		S-1	10/21/1997	333-38389

10.10††	1998 Spinoff Option Plan		10/A	7/7/1998	000-23467

10.11††	Recognition and Incentive Agreement dated as of May 14, 1990 between the Registrant and Anand Baichwal, as amended		S-1/A	11/10/1997	333-38389

10.12	Termination Agreement dated as of February 1, 2007 by and between Anand Baichwal and the Registrant		8-K	2/5/2007	000-23467

10.13††	Form of Option Agreement for 1997 Incentive Plan		10-K	3/16/05	000-23467

10.14††	2005 Stock Incentive Plan, as amended		10-Q	8/8/2008	000-23467

10.15††	Amendment No. 1 to 2005 Stock Incentive Plan		10-Q	11/9/06	000-23467

10.16††	Form of Incentive Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

Filed with
Exhibit		this Form	Form or	Filing Date	SEC File
Number	Description	10-K/A	Schedule	with SEC	Number
10.17††	Form of Employee Nonstatutory Stock Option Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.18††	Form of Nonstatutory Stock Option Agreement (Consultants and Directors) for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.19††	Form of Director Restricted Stock Agreement for grants under 2005 Stock Incentive Plan		8-K	6/7/2005	000-23467

10.20	Summary of Executive Officer Bonus Program		10-K	3/16/2009	001-34267

10.21	Summary of the Director Compensation Program		10-K	3/16/2009	001-34267

10.22†	Manufacture and Supply Agreement dated November 6, 2006 between the Registrant and Draxis Specialty Pharmaceuticals Inc.		10-K	3/16/2007	000-23467

10.23	Credit and Security Agreement dated as of March 13, 2007 by and among the Registrant and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.		10-Q	5/10/2007	000-23467

10.24†††	Collaboration and License Agreement dated as of July 16, 2007 by and between Edison Pharmaceuticals, Inc. and the Registrant		10-Q	11/8/2007	000-23467

10.25	Settlement Agreement dated May 5, 2009, by and between Edison Pharmaceuticals, Inc. and the Company		10-Q	8/10/09	000-34267

10.26	Securities Purchase Agreement dated March 5, 2008, among the Registrant and the purchasers party thereto		8-K	3/6/2008	000-23467

10.27	Form of Warrant issued by the Registrant to each of the purchasers under the Securities Purchase Agreement dated March 5, 2008		8-K	3/6/2008	000-23467

10.28	Rights Agreement, dated as of March 11, 2009, between the Registrant and Mellon Investor Services, LLC, as Rights Agent		8-K	03/12/2009	000-23467

10.29	Severance and Settlement Agreement and Release, dated January 30, 2009, by and between the Registrant and Benjamin L. Palleiko		10-Q	05/11/2009	001-34267

10.30	Lease dated February 27, 2003, by and between JRS Pharma LP and the Registrant, as amended to date		10-K	3/16/2010	001-34267

23	Consent of Ernst & Young LLP		10-K	3/16/2010	001-34267

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	X

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
			10-K	3/16/2010	001-34267

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

††	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

†††	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.