Form 10-Q
period 2010-03-31
PENWEST PHARMACEUTICALS CO
filed 2010-05-10
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34267
PENWEST PHARMACEUTICALS CO.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1513032 (I.R.S. Employer Identification No.)

2981 Route 22 Suite 2 Patterson, New York (Address of Principal Executive Offices)	12563-2335 (Zip Code)
(877) 736-9378
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2010.

Class	Outstanding
Common Stock, par value $.001	31,877,826

PENWEST PHARMACEUTICALS CO.

     TIMERx®, Geminex® and SyncroDose® are our registered trademarks. GastroDose™ is also our trademark. Other tradenames and trademarks appearing in this quarterly report, including Endo Pharmaceuticals Inc.’s Opana® trademark, are the property of their respective owners.
Forward Looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “could,” “should,” “targets,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under “Part II — Item 1A, Risk Factors”. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur, and our actual performance and results may vary from those anticipated or otherwise suggested by such statements. In addition, any forward-looking statements represent our estimates only as of the date this quarterly report is filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so, even if our estimates change.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
PENWEST PHARMACEUTICALS CO.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(In thousands, except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,292	$11,246
Marketable securities	254	240
Trade accounts receivable	8,213	6,226
Inventories, net	282	263
Prepaid expenses and other current assets	1,256	1,289

Total current assets	21,297	19,264
Fixed assets, net	1,375	1,576
Patents, net	936	996
Deferred charges	1,670	1,740
Deferred income taxes	138	—
Other assets, net	2,310	2,320

Total assets	$27,726	$25,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555	$750
Accrued expenses	1,429	2,178
Accrued development costs	321	275
Income taxes payable	126	—
Loan payable	2,741	4,112
Deferred compensation	291	294

Total current liabilities	5,463	7,609
Deferred revenue	740	889
Deferred compensation	2,381	2,376

Total liabilities	8,584	10,874
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,810,040 shares at March 31, 2010 and 31,778,416 shares at December 31, 2009	32	32
Additional paid-in capital	250,232	249,982
Accumulated deficit	(231,258)	(235,127)
Accumulated other comprehensive income	136	135

Total shareholders’ equity	19,142	15,022

Total liabilities and shareholders’ equity	$27,726	$25,896

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share data)
Revenues:
Royalties	$7,653	$4,722
Product sales	202	180
Collaborative licensing and development revenue	903	368

Total revenues	8,758	5,270

Operating expenses:
Cost of revenues	916	654
Selling, general and administrative	1,646	2,321
Research and product development	2,208	3,006

Total operating expenses	4,770	5,981

Income (loss) from operations	3,988	(711)

Investment income	1	7
Interest expense	(119)	(258)

Income (loss) before income tax expense	3,870	(962)

Income tax expense	—	—

Net income (loss)	$3,870	$(962)

Net income (loss) per common share:
Basic	$0.12	$(0.03)

Diluted	$0.12	$(0.03)

Weighted average shares of common stock outstanding:
Basic	31,808	31,719

Diluted	31,930	31,719

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Operating activities:
Net income (loss)	$3,870	$(962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(2,443)	651

Net cash provided by (used in) operating activities	1,427	(311)

Investing activities:
Acquisitions of fixed assets	—	(12)
Patent costs	—	(34)
Purchases of marketable securities	(252)	(499)
Proceeds from maturities of marketable securities	240	—

Net cash used in investing activities	(12)	(545)

Financing activities:
Repayment of debt	(1,371)	(1,371)
Issuance of common stock	2	—

Net cash used in financing activities	(1,369)	(1,371)

Net increase (decrease) in cash and cash equivalents	46	(2,227)
Cash and cash equivalents at beginning of period	11,246	16,692

Cash and cash equivalents at end of period	$11,292	$14,465

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. The Company is currently developing A0001, or a-tocopherolquinone, a coenzyme Q analog for inherited mitochondrial respiratory chain diseases. The Company is also applying its drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations (“drug delivery technology collaborations”).
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo Pharmaceuticals Inc., (“Endo”), using the Company’s proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, (“FDA”), in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In the three month periods ended March 31, 2010 and March 31, 2009, the Company recognized $7.2 million and $4.4 million, respectively, in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals International (“Valeant”) to develop and commercialize Opana ER in Canada, Australia and New Zealand. Opana ER is not approved for sale in any country other than the United States.
     The Company is conducting two Phase IIa clinical trials of A0001. The Company initiated one trial in patients with Friedreich’s Ataxia (“FA”), a rare degenerative neuro-muscular disorder, and the second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. The Company expects data from both of these trials by the end of the third quarter of 2010. In September 2009, the Company exercised its option under its agreement with Edison Pharmaceuticals, Inc., (“Edison”), to acquire the right to a second drug candidate for the treatment of mitochondrial diseases from Edison. The Company has determined not to conduct any additional development work on this compound until after it reviews the results of the Phase IIa studies of A0001.
     The Company is a party to a number of collaborations involving the use of its extended release drug delivery technologies as well as its formulation development expertise. Under these collaborations, the Company is responsible for completing the formulation work on a product specified by the collaborator using the Company’s proprietary extended release technology. If the Company successfully formulates the compound, it will transfer the formulation to its collaborator, who will then be responsible for the completion of the clinical development, manufacturing, and ultimately, the commercialization of the product. The Company is party to five such drug delivery technology collaborations, including four with Otsuka Pharmaceuticals Co., (“Otsuka”), and a multi-drug agreement with Alvogen Inc. (“Alvogen”).
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature except for a charge recorded in the three month period ended March 31, 2009 in the amount of $550,000 for severance costs associated with staff reductions implemented in January 2009 and a non-cash credit recorded in the three month period ended March 31, 2009 in the amount of $885,000 associated with the forfeiture of stock options held by these former employees (see Note 10). Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     During the three month period ended March 31, 2010, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued, in order to determine whether the subsequent events are to be recorded in and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.
3. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification (“ASC”) Subtopic 605-25. This authoritative guidance provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position or cash flows.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). This authoritative guidance provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2, and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements. It also amends disclosure requirements to increase the required level of disaggregate information regarding classes of assets and liabilities that make up each level, and more detail regarding valuation techniques and inputs. This guidance is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of ASU 2010-06 as of January 1, 2010 did not have a material effect on its results of operations, financial position or cash flows.
     In April 2010, the FASB issued Accounting Standards Update No. 2010-17, “Milestone Method of Revenue Recognition (Topic 605)” (“ASU 2010-17”). This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Authoritative guidance on the use of the milestone method did not previously exist. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Alternatively, retrospective adoption is permitted for all prior periods. The Company is currently evaluating the impact that the adoption of this guidance will have on its results of operations, financial position or cash flows.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the financial statements of the Company.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Per Share Data
Income (Loss) Per Share
This table shows the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$3,870	$(962)

Denominator:
Denominator for basic income (loss) per common share — weighted average shares	31,808	31,719
Dilutive effect of employee stock options	122	—

Denominator for diluted income (loss) per common share — weighted average shares	31,930	31,719

Income (loss) per common share-basic	$0.12	$(0.03)

Income (loss) per common share-diluted	$0.12	$(0.03)

     The following are the potential shares of common stock which were excluded from the calculation of weighted-average shares outstanding because their effect was determined to be anti-dilutive. For the three month period ended March 31, 2010, the exercise prices of the stock options outstanding and the exercise price of the warrants were each greater than the average market price per share for such period. For the three month period ended March 31, 2009, the Company incurred a net loss.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands of shares)
Stock options outstanding	1,851	2,522
Restricted stock outstanding (unvested)	—	87
Warrants to purchase common stock	4,070	4,070

	5,921	6,679

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Cash and cash equivalents	$11,292	$—	$—	$11,292
Marketable securities	—	254	—	254
Money market account	258	—	—	258

Total	$11,550	$254	$—	$11,804

     Marketable securities consist of a debt security issued by a U.S. government sponsored enterprise (“GSE”). Such GSE security is valued by the Company, after considering a third party pricing service that reviews various market makers. The original maturity of the GSE security is greater than three months but does not exceed one year.
     There were no transfers of financial assets and liabilities as described in the table above between Level 1 and Level 2 during the three month period ended March 31, 2010.
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
6. Other Assets
     Other assets, net are comprised of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited) (In thousands)
Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 12):
Cash surrender value of life insurance policies	$2,052	$2,024
Money market account	258	296
	2,310	2,320
Loan receivable from collaborator (see Note 14)	1,000	1,000

	3,310	3,320
Allowance for loan receivable from collaborator	(1,000)	(1,000)

Other assets, net	$2,310	$2,320

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Loan Payable
Credit Facility
     On March 13, 2007, the Company entered into a $24.0 million senior secured credit facility (the “Credit Facility”) with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., which was acquired by GE Capital in February 2008 and is now known as GE Business Financial Services Inc. The Credit Facility consists of: (i) a $12.0 million term loan advanced upon the closing of the Credit Facility and (ii) a $12.0 million term loan that the Company had the right to access until September 15, 2008, subject to conditions specified in the credit agreement. The Company did not access the second $12.0 million term loan prior to September 15, 2008, at which time it expired in accordance with the terms of the agreement.
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
     As of March 31, 2010, all payments of the outstanding principal of $2.7 million under the term loan are due in less than one year.
     The Company accrued an exit fee as noted above of $360,000 in connection with the $12.0 million term loan advanced upon the closing of the Credit Facility. These costs, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in prepaid expenses and other current assets in the Company’s balance sheet as of March 31, 2010 and December 31, 2009. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s statements of operations.
8. Shareholders’ Equity
Shelf Registration Statement
     On September 26, 2008, the Company filed a registration statement on Form S-3 with the SEC, which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. As of May 10, 2010, no securities have been issued under the registration statement.
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
     The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised under certain circumstances pursuant to cashless exercise provisions. As of May 10, 2010, no warrants have been exercised.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Pursuant to the securities purchase agreement entered into in connection with the private placement, the Company filed a registration statement with the SEC on April 10, 2008, registering for resale the shares sold in the private placement and the private placement shares issuable under the warrants. The registration statement was declared effective by the SEC on April 28, 2008. The Company has agreed to use its reasonable best efforts to maintain the registration statement’s effectiveness until the earlier of (i) the twelve month anniversary of the last date on which warrant shares are issued upon exercise of warrants and (ii) the date all of the shares and warrant shares have been resold by the original purchasers.
Share-Based Compensation
     The Company recognized share-based compensation in its statements of operations as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited) (In thousands)
Selling, general and administrative	$148	$(568)
Research and product development	100	164

Total	$248	$(404)

     The increase in total share-based compensation expense for the three month period ended March 31, 2010, compared with the three month period ended March 31, 2009, reflects credits recorded in the 2009 three month period totaling approximately $885,000, which were associated with the forfeiture of employee stock options in such period due to the staff reductions implemented by the Company in the first quarter of 2009 (see Note 10). Such forfeitures also resulted in decreased expense in the 2010 three month period, due to the reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2010 three month period, primarily as a result of overall decreases in the market price of the Company’s common stock.
Rights Agreement
     On March 11, 2009, the Company adopted a rights plan pursuant to which it issued a dividend of one preferred share purchase right for each share of common stock held by Company shareholders of record on March 23, 2009. Each right entitles Company shareholders to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $12.50, subject to adjustment under certain circumstances.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
9. Cost of Revenues

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cost of royalties	$94	$113
Cost of product sales	187	181
Cost of collaborative licensing and development revenue	635	360

Total cost of revenues	$916	$654

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
10. Restructuring Charges
     In the three month period ended March 31, 2009, the Company reduced the number of its employees from 60 to 49, as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance agreements with the terminated employees included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these staff reductions, the Company recorded a severance charge in its statement of operations for the three month period ended March 31, 2009 of $550,000, of which $355,000 was unpaid as of March 31, 2009, but was paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense, and research and product development expense, respectively. In addition, as a result of these terminations, in the first quarter of 2009, the Company recorded a non-cash credit of $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and research and product development expense, respectively.
     In the fourth quarter of 2009, the Company reduced the number of its employees from 48 to 39, and consolidated its Danbury, Connecticut headquarters into its Patterson, New York facility as of approximately January 1, 2010. In connection with the terminations, the Company entered into severance arrangements with the terminated employees, which include severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these severance arrangements and corporate office relocation, the Company recorded a restructuring charge in its statement of operations for the fourth quarter of 2009 of $326,000, of which $3,000 was unpaid as of March 31, 2010 but is expected to be paid during the second quarter of 2010. Of such charge, $260,000 and $66,000 were recorded as selling, general and administrative expense, and research and product development expense, respectively, in the fourth quarter of 2009.
11. Income Taxes
     The Company maintains a full valuation allowance against substantially all of its deferred tax assets where realization of those assets remains uncertain. Accordingly, the Company has not reported any tax benefit relating to its remaining net operating loss (“NOL”) carryforwards and income tax credit carryforwards that may be utilized in future periods with the exception of the alternative minimum tax credit of $138,000 generated currently. The

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Company will continue to reassess the need for a valuation allowance on a quarterly basis. The Company assesses certain factors in determining the period in which it may reverse the valuation allowance, including: (i) a demonstration of sustained profitability; and (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. If the Company determines that it is more likely than not that the deferred tax assets are realizable and that the reversal of the valuation reserves is appropriate, a significant one-time benefit would be recognized against its income tax provision in the period that this determination is made.
     The Company’s effective tax rates for the three month periods ended March 31, 2010 and 2009 were zero. The effective tax rates differ from the federal statutory rate of 35% for 2010 and 34% for 2009 primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating loss carryforwards.
12. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (the “SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,056,000 and $2,066,000 as of March 31, 2010 and December 31, 2009, respectively, including the current portion of approximately $147,000 at March 31, 2010, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited) (In thousands)
Interest cost	$28	$30
Amortization of prior service cost	1	—

Net periodic benefit cost	$29	$30

     In addition, the Company has a Deferred Compensation Plan (the “DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $11,000 and $15,000 for the three month periods ended March 31, 2010 and 2009, respectively. The liability for the DCP was approximately $616,000 and $604,000 as of March 31, 2010 and December 31, 2009, respectively, including the current portion of approximately $144,000 at March 31, 2010, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $2,052,000 as of March 31, 2010 and $2,024,000 as of December 31, 2009. Trust assets, including $258,000 and $296,000 held in a money market account at March 31, 2010 and December 31, 2009, respectively, are included in other assets in the Company’s condensed balance sheets.
13. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Adjustment for funded status of post retirement plan	$136	$135

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Net income (loss)	$3,870	$(962)
Amortization of prior service cost	1	—

Comprehensive income (loss)	$3,871	$(962)

14. Collaborative and Licensing Agreements
     The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy or to perform research and development for collaborators utilizing the Company’s drug delivery technology and formulation expertise.
Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and the Company further amended it in January 2007, July 2008, March 2009 and April 2010.
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
     Under the terms of the Company’s agreement with Endo:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable to the Company beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, the Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER of $7.2 million and $4.4 million for the three month periods ending March 31, 2010 and 2009, respectively.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and was recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million was fully recouped. In the three month period ended March 31, 2010, Endo recouped the remaining balance of unfunded development costs of $3.7 million and as a result, the temporary 50% reduction in the royalty rate has ended.

•	Endo will pay the Company a percentage of any sublicense income it receives and milestone payments of up to $90 million based upon the achievement of agreed-upon annual net sales thresholds.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     In connection with the Valeant Agreement and the Company’s supply agreement with Valeant, on June 8, 2009, the Company and Endo signed a consent agreement, consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to the Company. In July 2009, the Company received payment from Endo in the amount of $764,000 for the Company’s share of the up-front payment received by Endo under the Valeant Agreement, which amount the Company recorded as deferred revenue. The Company began to recognize revenue from this up-front payment in the third quarter of 2009, and expects to recognize revenue on the remainder of this payment ratably over the remaining estimated marketing period. The Company and Endo will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement. In the first quarter of 2010, Valeant filed a New Drug Submission for marketing approval for Opana ER in Canada.
     On April 8, 2010, the Company and Endo entered into a Fourth Amendment to the Amended and Restated Strategic Alliance Agreement (the “Fourth Amendment”). Under the terms of the Fourth Amendment, the Company granted Endo an exclusive license under various patents to make, use and commercialize in the United States additional extended-release products containing oxymorphone HCl. Endo may grant sublicenses under such license with the prior written consent of the Company, which the Company may not unreasonably withhold. Sales of such additional products in the United States will be aggregated with sales of Opana ER in the United States for purposes of determining royalties payable to the Company. The Company is entitled to the same portion of payments obtained by Endo from sublicensees with respect to such additional products in the United States as with respect to Opana ER in the United States.
Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into an agreement with Edison (the “Edison Agreement”), under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and an additional compound of Edison’s, which the Company selected in 2009, for all indications, subject to the terms and conditions in the Edison Agreement. The Company is currently developing A0001 for patients with Friedreich’s Ataxia (“FA”) and the MELAS syndrome.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases and received fast track designation by the FDA for the treatment of FA.
     As consideration for the rights granted to the Company under the Edison Agreement, the Company paid Edison an up-front cash payment of $1.0 million upon entering into the Edison Agreement and agreed to loan Edison up to an aggregate principal amount of $1.0 million solely to fund Edison’s research and development. The Company is also required to make payments to Edison upon the achievement of specified milestones set forth in the Edison Agreement and to make royalty payments based on net sales of products containing A0001 and any other compound as to which the Company has exercised its option.
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $24,000 and $22,000 for the three month periods ending March 31, 2010 and 2009, respectively. Cumulatively, as of March 31, 2010, such accrued interest not recognized by the Company approximated $191,000.
     Under the Edison Agreement, the Company also agreed to pay Edison a total of $5.5 million over an 18-month research period to fund Edison’s discovery and research activities during the period. The funding was made in the form of payments made in advance each quarter. As of March 31, 2010, the Company had paid approximately $5.4 million of such amount, and no further research and development funding is currently owed to Edison in accordance with the May 5, 2009 agreement with Edison, described below. Research and development expense associated with the Edison collaboration, which included expenses relating to the development of A0001 and contract research and milestone payments to Edison were approximately $676,000 and $1.0 million for the three month periods ending March 31, 2010 and 2009, respectively. The Company had the option to extend the term of the research period for up to three consecutive six-month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon, but the Company did not exercise this option.
     In 2009, Edison presented the Company with an additional compound of Edison’s and the Company exercised its option to select this compound for all indications, subject to the terms and conditions in the Edison Agreement. Upon the selection of this additional compound, the Company made a milestone payment in the amount of $250,000 to Edison, which it recorded in research and product development expense in the third quarter of 2009.
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
     On May 5, 2009, the Company and Edison entered into an agreement under which Edison agreed that the Company could offset $550,000, and following that, the loan amount of $1.0 million plus accrued interest, against 50% of any future milestone and royalty payments which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provides that the Company has no further contractual payment obligations in connection with the research period. Following the milestone payment that the Company made to Edison in 2009 as noted above, $300,000 remains of the $550,000 offset provided for under the May 5, 2009 agreement.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company under which Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $3.6 million for the three month period ended March 31, 2010. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg.
     Royalties from Mylan were approximately $435,000 and $350,000 for the three month periods ended March 31, 2010 and 2009, respectively.
     Mylan notified the Company that Mylan did not renew its supply and distribution agreement with Pfizer, and that the agreement expired in March 2010. As a result, the Company does not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
     In October 2009, Mylan resolved a dispute with the Department of Justice (the “DOJ”) regarding Medicaid rebate classifications with respect to some of the products it sold from 2000 to 2004. One of these products was Pfizer’s generic version of Procardia XL. Following its settlement with the DOJ, Mylan delivered a letter to the Company seeking approximately $1.1 million plus interest from the Company. Mylan claims that if it had used the rebate classifications asserted by the DOJ, it would have paid the Company approximately $1.1 million less in royalties during the 2000 to 2004 period than it did pay. The Company has reviewed its agreement with Mylan and notified Mylan that it does not believe it is liable to Mylan for this claim.
Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of third parties’ or generic compounds, utilizing the Company’s TIMERx drug delivery technologies and formulation expertise. In connection with these agreements, the Company may receive nonrefundable up-front payments, which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of May 10, 2010, the Company is a party to five such drug delivery technology collaborations, including the multi-drug agreement for generic products discussed below.
     In April 2010, the Company signed a drug development and commercialization agreement with Alvogen, Inc. (“Alvogen”) under which the Company and Alvogen have agreed to identify and select up to five compounds for generic development. The Company will formulate the agreed-upon compounds and may receive milestone and royalty payments relating to the development of each compound. Alvogen will be responsible for manufacturing, clinical trials and regulatory filings for each of the formulations, as well as for commercialization of the products worldwide.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Impax ANDA Litigation
     On December 14, 2007, the Company received a notice from IMPAX Laboratories, Inc. (“IMPAX”), advising the Company of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested IMPAX to provide notification to the Company and Endo of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to the Company’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2023, 2013 and 2013, respectively. Endo’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by the Company and contained a Paragraph IV certification under section 355(j) of the FDC Act, the Company believes that IMPAX’s notice triggered the 45-day period under the FDC Act in which the Company and Endo could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, the Company and Endo filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by the Company and Endo on November 15, 2007 against IMPAX remains pending.
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
Actavis ANDA Litigation
     In February 2008, the Company received a notice from Actavis South Atlantic LLC (“Actavis”) advising the Company of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER. The Actavis Paragraph IV certification notice refers to the Company’s U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire or expired in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (referred to as NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, the Company and Endo filed a lawsuit against Actavis in the U.S. District Court for the District of New Jersey in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against the Company and Endo.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Sandoz ANDA Litigation
     On July 14, 2008, the Company received a notice from Sandoz, Inc. (“Sandoz”) advising the Company of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on August 22, 2008, the Company and Endo filed a lawsuit against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable.
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
Barr ANDA Litigation
     On September 12, 2008, the Company received a notice from Barr Laboratories, Inc. (“Barr”) advising the Company of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in a 40 mg dosage strength. On September 15, 2008, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER had a new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. Subsequently, on October 20, 2008, the Company and Endo filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. On June 2, 2009, the Company received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 7.5 mg, 15 mg, and 30 mg dosage strengths. This notice also refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
7,276,250, which cover the formulation of Opana® ER. On July 2, 2009, the Company and Endo filed a lawsuit against Barr in the United States District Court for the District of New Jersey in connection with Barr’s ANDA.
     On April 12, 2010, the Company and Endo settled the litigation with Barr. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of the Company’s patents relating to the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII, and the Company and Endo agreed to grant Barr a license under the Orange-Book listed patents to sell a generic of Opana® ER on or after September 15, 2012, or earlier under certain circumstances.
     The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.
Roxane ANDA Litigation
     On December 29, 2009, the Company received a notice from Roxane Laboratories (“Roxane”) advising the Company of the filing by Roxane of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on January 29, 2010, the Company and Endo filed a lawsuit against Roxane in the United States District Court for the District of New Jersey in connection with Roxane’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.
     On or about March 18, 2010, the Company received a notice from Roxane that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 5, 7.5, 10, 15, 20 and 30 mg dosage strengths of Opana® ER. Subsequently, on April 16, 2010, the Company and Endo filed a lawsuit against Roxane in the United States District Court of the District of New Jersey in connection with Roxane’s amended ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.
Watson ANDA Litigation
     On January 20, 2010, the Company received a notice from Watson Laboratories, Inc. (“Watson”) advising the Company of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to the Company’s U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on March 4, 2010, the Company and Endo filed a lawsuit against Watson in the United States District Court for the District of New Jersey, in connection with Watson’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. On March 19, 2010, the Company received a notice from Watson advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355 (j) with respect to Opana ER in 5, 7.5, 10, 15, 20 and 30 mg dosage strengths. Subsequently, on April 23, 2010, the Company and Endo filed a lawsuit against Watson in the United States District Court of the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana ER formulation.
     The Company and Endo intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of each Company’s intellectual property rights and approved labeling. The Company cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of the Company.
Tang/Edelman Shareholder Claim
     In March and April 2009, Tang Capital Partners, LP (“Tang Capital”) and Perceptive Life Sciences Master Fund Ltd. (“Perceptive”), the Company’s two largest shareholders, brought a total of three lawsuits against the Company; two in Thurston County, Washington, and one in King County, Washington. Following the dismissal of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one lawsuit remains pending. The lawsuits were brought in connection with a proxy contest initiated by Tang Capital and Perceptive.
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
     We are a drug development company focused on identifying and developing products that address unmet medical needs, primarily for rare disorders of the nervous system. We are currently developing A0001, or a-tocopherolquinone, a coenzyme Q analog, for inherited mitochondrial respiratory chain diseases. We are also applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations, which we refer to as drug delivery technology collaborations.
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo Pharmaceuticals Inc., or Endo, using our proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In the three month period ended March 31, 2010, we recognized $7.2 million in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals International, or Valeant, to develop and commercialize Opana ER in Canada, Australia and New Zealand. In the first quarter of 2010, Valeant filed a New Drug Submission for marketing approval for Opana ER in Canada. Opana ER is not approved for sale in any country other than the United States.
     We are conducting two Phase IIa clinical trials of A0001. We initiated one trial in patients with Friedreich’s Ataxia, or FA, a rare degenerative neuro-muscular disorder, and the second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. We expect data from both of these trials by the end of the third quarter of 2010. We are not conducting, and do not plan to conduct, any additional development work on A0001, other than the two Phase IIa trials, until we review the results for both trials.
     We are a party to a number of collaborations involving the use of our proprietary extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator using our proprietary extended release drug delivery technology. If we successfully formulate the compound, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, manufacture and, ultimately, the commercialization of the product. Under the terms of these agreements, we may receive up-front fees, reimbursement of research and product development costs incurred, up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements may also provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. We are currently a party to four such drug delivery technology collaborations with Otsuka Pharmaceuticals Co., or Otsuka. In April 2010, we signed a drug development and commercialization agreement with Alvogen, Inc., or Alvogen, under which we and Alvogen have agreed to identify and select up to five compounds for generic development. Under the agreement, we agreed to formulate the agreed-upon compounds and may receive milestone and royalty payments relating to the development of each compound. Alvogen is responsible for manufacturing, clinical trials and regulatory filings for each of the formulations, as well as for commercialization of the products worldwide.
     Endo. Under the terms of our collaboration with Endo, Endo is responsible for marketing and selling Opana ER. Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the “royalty holiday”. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Since that time, we have recognized $31.5 million in royalties on sales of Opana ER, including $7.2 million in the first quarter of 2010. Endo also had the right under our agreement to recoup $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties paid to us. During the first quarter of 2010, Endo recouped the remaining $3.7 million of the $28 million. As a result, during the first quarter, the temporary reduction in royalties ended, and we became entitled to receive, with respect to Opana ER, the full royalty rate provided for under our agreement with Endo.

     Under the terms of our agreement with Endo, any fees, royalties, payments or other revenues received by the parties in connection with any collaborator outside the United States will be divided equally between Endo and us. In June 2009, Endo and Valeant signed a license agreement, the Valeant Agreement, granting Valeant the exclusive right to develop and commercialize Opana ER in Canada, Australia and New Zealand. Under the terms of the Valeant Agreement, Valeant paid Endo an up-front fee of C$2 million, and agreed to make payments totaling up to C$1.0 million upon the achievement of sales milestones in Canada and payments totaling up to AUS$1.1 million upon the achievement of regulatory and sales milestones in Australia. In addition, Valeant agreed to pay tiered royalties ranging from 10% to 20% of annual net sales of Opana ER in each of the three countries, subject to royalty reductions upon patent expiry or generic entry. The Valeant Agreement also includes rights to Opana®, the immediate release formulation of oxymorphone developed by Endo, for which we have no rights. We signed a supply agreement with Valeant, agreeing to supply bulk TIMERx material to Valeant for its use in manufacturing Opana ER under the Valeant Agreement. Under the supply agreement, we have agreed to be the exclusive supplier of bulk TIMERx material to Valeant. The price at which we will sell bulk TIMERx to Valeant will approximate our costs, as defined in the agreement, and may be adjusted annually. The supply agreement is for a ten year term and may be terminated upon the occurrence of certain events including Valeant’s discontinuation of marketing Opana ER in the licensed territories.
     In connection with the Valeant Agreement and our supply agreement with Valeant signed in June 2009, Endo and we signed a consent agreement consenting to these arrangements and confirming the share of the payments to be made by Valeant that would be due to us. In July 2009, we received payment from Endo in the amount of $764,000 for our share of the up-front payment received by Endo under the Valeant Agreement, which amount we recorded as deferred revenue. We began to recognize revenue from this up-front payment in the third quarter of 2009 and expect to recognize revenue on the remainder of this payment ratably over the remaining estimated marketing period. Endo and we will share equally in the royalties and sales milestones received from Valeant for Opana ER under the terms of the Valeant Agreement.
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
     A description of our agreement with Endo is included in Note 14, “Collaborative and Licensing Agreements” in “Part I. Item 1. – Notes to Condensed Financial Statements”.
     Edison. Under the terms of our agreement with Edison Pharmaceuticals, Inc., or Edison, or the Edison Agreement, we have exclusive, worldwide rights to develop and commercialize A0001 and one additional compound of Edison’s, which we selected in September 2009, for all indications, subject to the terms and conditions in the Edison Agreement. Upon our selection of this additional compound, we made a milestone payment in the amount of $250,000 to Edison, which we recorded as R&D expense in the third quarter of 2009 and paid to Edison in October 2009.
     On May 5, 2009, we and Edison entered into an agreement under which Edison agreed that we could offset $550,000, and following that, the $1.0 million principal amount of the loan we made to Edison in 2008, plus accrued interest, against 50% of any future milestone and royalty payments which may be due to Edison under the terms of the Edison Agreement. The loan amount is otherwise due and payable by Edison according to the original loan terms under the loan agreement. In addition, the agreement provides that we have no further research and development payment obligations in connection with the research period and the Edison Agreement. Following the milestone payment that we made to Edison in the fourth quarter of 2009 as noted above, $300,000 remains of the $550,000 offset provided for under the May 5, 2009 agreement.
     A description of the Edison Agreement is included in Note 14, “Collaborative and Licensing Agreements” in “Part I. Item 1. – Notes to Condensed Financial Statements”.
     Mylan. Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, which was approved by the FDA. In March 2000, Mylan signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. In October 2009, Mylan notified us that Mylan did not renew its supply and distribution agreement with Pfizer, and that the agreement expired in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
     In October 2009, Mylan resolved a dispute with the Department of Justice regarding Medicaid rebate classifications with respect to some of the products it sold from 2000 to 2004. One of these products was Pfizer’s generic version of Procardia XL. Following the settlement, Mylan delivered a letter to us seeking approximately $1.1 million plus interest. Mylan claims that if it had used the rebate classifications asserted by the Department of Justice from 2000 to 2004, it would have paid us approximately $1.1 million less from 2000 to 2004 than it did pay us. We have reviewed our agreement with Mylan and have notified Mylan that we do not believe we are liable to Mylan for this claim.
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
     In the fourth quarter of 2009, we reduced the number of our employees from 48 to 39 and consolidated our Danbury, Connecticut headquarters into our Patterson, New York facility as of approximately January 1, 2010. We entered into severance arrangements with the terminated employees, which included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. We expect an annualized cost reduction of approximately $2 million from the staff reduction and facilities consolidation, including a reduction in SG&A expense of approximately $1.2 million and a reduction in R&D expense of approximately $800,000, on an annualized basis. In addition, we determined to defer any new development work on A0001, other than the two Phase IIa studies, pending review and analysis of the results of those studies. We recorded a restructuring charge in the fourth quarter of 2009 in the amount of $326,000 primarily for these severance agreements of which $3,000 was unpaid as of March 31, 2010. Of such charge, $260,000 and $66,000 was recorded as SG&A expense and R&D expense, respectively.

Net Loss and Profitability
     We have incurred annual net losses since 1994 including net losses of $1.5 million, $26.7 million and $34.5 million during 2009, 2008 and 2007, respectively. As of March 31, 2010, our accumulated deficit was approximately $231 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, from our drug delivery technology collaborations and, to a lesser extent, from bulk sales of TIMERx material to Endo for use in Opana ER. Since the third quarter of 2009, we have reported net income on a quarterly basis. We anticipate that, based upon our current operating plan, which includes expected royalties from third parties, we will achieve annual profitability in 2010. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to maintain our current operating expense level, we may not be able to maintain profitability on a quarterly basis or achieve profitability on an annual basis in 2010. However, even if we are profitable in 2010, we may not be able to sustain profitability on a quarterly or annual basis thereafter. Our future profitability will depend on numerous factors, including:
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the nature of the estimate or assumption is material due to the level of subjectivity and judgment involved, or the susceptibility of such matter to change, and if the impact of the estimate or assumption on our financial condition or performance may be material. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates under different assumptions or conditions. Areas where significant judgments are made include, but are not limited to: revenue recognition, research and product development expenses, deferred taxes-valuation allowance, impairment of long-lived assets and share-based compensation. For a more detailed explanation of the judgments we make in these areas, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements
     A detailed description of recent accounting pronouncements is included in Note 3, “Recent Accounting Pronouncements” in “Part I. Item 1. — Notes to Condensed Financial Statements”.
Results of Operations for the Three Month Periods Ended March 31, 2010 and 2009
Revenues

	Three months		Three months
	ended	Percentage	ended
	March 31,	increase	March 31,
	2010	(decrease)	2009
	(In thousands, except percentages)
Royalties	$7,653	62%	$4,722
Product sales	202	12	180
Collaborative licensing and development revenue	903	145	368

Total revenues	$8,758	66%	$5,270

     Our royalties increased in the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009, reflecting increased royalties earned under our agreement with Endo on Endo’s net sales of Opana ER. For the 2010 three month period, we recognized $7.2 million in royalties from Endo as compared to $4.4 million for the 2009 three month period. This increase in royalties reflects both an increase in net sales of Opana ER as well as an increase in our royalty rate. In the 2010 three month period, Endo recouped the remainder of the $28 million in development costs that Endo funded on our behalf, which resulted in an end to the temporary 50% reduction in the royalty rate we earn under our agreement. Additionally, revenues increased due to increased royalties from Mylan due to an increase in Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg. Mylan’s supply and distribution agreement with Pfizer expired in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg after the first half of 2010.
     Our product sales in the three month periods ended March 31, 2010 and 2009 consisted primarily of sales of formulated TIMERx material to Endo for use in Opana ER. Product sales were comparable for the three month periods ended March 31, 2010 and 2009.
     Revenue from collaborative licensing and development consists of the recognition of revenue relating to reimbursements of our expenses under our drug delivery technology collaborations, milestones and upfront payments from these collaborations. The increase in revenue for the three month period ended March 31, 2010, compared with the three month period ended March 31, 2009 reflects overall increased development activity under our drug delivery technology collaborations in effect in the first quarter of 2010, as described below under “Cost of Revenues,” resulting in a related increase in revenue during the 2010 three month period.
Cost of Revenues

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2010	(decrease)	March 31, 2009
	(In thousands, except percentages)
Cost of royalties	$94	(17)%	$113
Cost of product sales	187	3	181
Cost of collaborative licensing and development revenue	635	76	360

Total cost of revenues	$916	40%	$654

     Cost of royalties consists of the amortization of deferred royalty termination costs associated with royalty termination agreements, and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties decreased for the three month period ended March 31, 2010, compared with the three month period ended March 31, 2009 primarily as a result of decreased amortization of certain patent costs associated with our TIMERx technology. Such decrease resulted primarily from Endo reimbursing us in 2009, for certain patent costs in connection with the Third Amendment as discussed above under the caption “Endo”.

     Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo for use in Opana ER. Cost of product sales was comparable for the three month periods ended March 31, 2010 and 2009.
     Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations, which are generally reimbursed by our collaborators, and which include allocations of internal research and product development, or R&D, expenses, including compensation and overhead costs associated with formulation activities under these collaborations, as well as contract and other outside service fees. These costs increased for the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009 reflecting the increased level of development activity under our drug delivery technology collaboration agreements.
Selling, General and Administrative Expenses

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2010	(decrease)	March 31, 2009
(In thousands, except percentages)
Selling, general and administrative expenses	$1,646	(29)%	$2,321

     Selling, general and administrative, or SG&A, expenses for the three month period ended March 31, 2010 decreased, compared with the three month period ended March 31, 2009 primarily due to lower compensation expenses as a result of staff reductions implemented in the first and fourth quarters of 2009. The decrease also reflected that the 2009 three month period included the related severance charge recorded for the January 2009 staff reduction and higher costs associated with the proxy contest in which we were involved in 2009. These decreases were partially offset by higher share-based compensation expense in the 2010 three month period, largely due to a credit of $844,000 recorded in the 2009 three month period, which resulted from the forfeiture of stock options held by former employees in connection with our January 2009 staff reductions.
     As a result of the staff reductions and the consolidation of our Danbury, CT facility into our Patterson, NY facility, as well as other efforts to closely manage our cost structure, we expect that SG&A expense over the remainder of 2010 will decline as compared with 2009. We do expect, however, our SG&A expense to increase in the second quarter of 2010, as compared to the first quarter of 2010, due to the anticipated proxy contest in connection with the 2010 annual meeting of shareholders.
Research and Product Development Expenses
     R&D expenses were $2.2 million for the three month period ended March 31, 2010, compared with $3.0 million for the three month period ended March 31, 2009, a decrease of $798,000. The decrease reflects lower spending on the development of A0001 in the 2010 three month period and lower compensation expenses due to staff reductions implemented in the first and fourth quarters of 2009.
In the table below, R&D expenses are set forth in the following categories:

	Three months	Percentage	Three months
	ended	increase	ended
	March 31, 2010	(decrease)	March 31, 2009
	(In thousands, except percentages)
A0001 costs	$676	(32)%	$998
Other phase I products and internal costs	1,532	(24)	2,008

Total research and product development expense	$2,208	(27)%	$3,006

In the preceding table, research and development expenses are set forth in the following categories:
•	A0001— These expenses reflect our direct external expenses relating to the development of A0001. These expenses approximated 31% of our R&D expenses for the three month period ended March 31, 2010.

In May 2008, we submitted an IND for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. There was a dose-dependent increase in exposure approaching steady state following repeat dosing, and a maximum tolerated dose was established. In December 2009 and February 2010, we initiated two Phase IIa studies in patients with mitochondrial diseases, with one trial focused on patients with FA and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. We expect data from both of these trials by the end of the third quarter of 2010. In parallel with the Phase Ib trial, we also conducted long-term animal toxicology studies to support longer dosing in the clinical program, which we completed in the fourth quarter of 2009.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, share-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program, or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active. These costs decreased in the three month period ended March 31, 2010, compared with the three month period ended March 31, 2009 primarily as a result of lower compensation expenses in the three month period ended March 31, 2010 due to staff reductions implemented in the first and fourth quarters of 2009, and lower share-based compensation expense. We did not incur any expenses relating to Phase I product candidates during the three month period ended March 31, 2010.
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
     In comparison to the first quarter of 2010, we expect R&D expense to increase over the second and third quarters of 2010 as we continue to conduct our Phase IIa trials of A0001. However, in comparison to 2009, we expect R&D expense over the remainder of 2010 to reflect overall decreased levels, primarily due to overall lower expense on A0001. In addition, we expect that the staff reductions we implemented in the first and fourth quarters of 2009, as well as other efforts to closely manage our cost structure, including the consolidation of our Danbury, CT headquarters into our Patterson, NY laboratory and office facility, will also contribute to reduced R&D expense in 2010, compared with 2009. Our development efforts in 2010 will focus on completing the Phase IIa trials of A0001, analyzing the data and making a decision as to our next steps for this development program.
Share-Based Compensation
     We recognized share-based compensation in our statements of operations as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Selling, general and administrative	$148	$(568)
Research and product development	100	164

Total share-based compensation	$248	$(404)

     The increase in total share-based compensation expense for the three month period ended March 31, 2010, compared with the three month period ended March 31, 2009, reflects credits recorded in the 2009 three month period totaling approximately $885,000, which are associated with the forfeiture of employee stock options due to the staff reductions implemented in the first quarter of 2009. Such forfeitures also resulted in decreased expense in the 2010 three month period, due to the reduction in the number of outstanding stock options in such period. The decrease was also partially attributable to lower average fair values associated with outstanding stock options and restricted stock in the 2010 three month period, primarily as a result of overall decreases in the market price of our common stock.
Tax Rates
     The effective tax rates for the three month periods ended March 31, 2010 and 2009 were zero. The effective tax rates differ from the federal statutory rate of 35% for 2010 and 34% for 2009 primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating loss carryforwards.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, and advances under credit facilities. As of March 31, 2010, we had cash, cash equivalents and short-term investments of approximately $11.5 million.
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
     The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1.0% of any prepaid amount thereafter. As of March 31, 2010, $2.7 million of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight line amortization of the remaining principal amount outstanding, as noted above. Principal payments on the term loan subsequent to March 31, 2010 are expected to total approximately $2.7 million through September 30, 2010, at which time, the loan amount will have been paid in full and the exit fee of $360,000 will be required to be paid.

Cash Flows
     We had net cash provided by operations of $1.4 million for the three month period ended March 31, 2010 that primarily resulted from our net income of $3.9 million, which included non-cash charges of $330,000 for depreciation and amortization and $248,000 for share based compensation. Cash flow from operations also reflected an increase in receivables of $2.0 million primarily related to increased accrued royalties from Endo for the first quarter of 2010, and a $897,000 decrease in accounts payable and accruals due to decreased operating expenses, including spending on our A0001 development program.
     Net cash used in investing activities was $12,000 for the three month period ended March 31, 2010, reflecting purchases of marketable securities of $252,000 less maturities of marketable securities of $240,000. Net cash used by financing activities was $1.4 million, reflecting the repayments of principal on our outstanding term loan described above.
Funding Requirements
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2011, including paying off our credit facility with GE Business Financial Services Inc. and paying a special cash dividend as discussed below. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate, based on forecasts we received from Endo, we may not be able to fund our ongoing operations through 2011 without seeking additional funding from the capital markets, and may not be able to declare and pay the special cash dividend.
     We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in the first and fourth quarters of 2009, as described above under the caption “Restructuring Charges”, and we have operated in 2009 and 2010 based on a narrowed set of priorities. We did however, incur significant unplanned costs in connection with the proxy contest associated with our 2009 annual meeting of shareholders and the related litigation. These costs, including legal and other advisory fees, totaled $1.3 million and were incurred during the six month period ended June 30, 2009, and included costs of litigation relating to three lawsuits brought by the shareholders who initiated the proxy contest, one of which lawsuits is still pending. Costs of litigation are difficult to project. As a result, our legal expenses could increase depending on the course of the litigation. We do expect, however, to incur significant costs in the second quarter of 2010 due to the anticipated proxy contest in connection with the 2010 annual meeting of shareholders.
     Our board of directors currently intends to declare a special cash dividend in the fourth quarter of 2010 following the repayment of our debt. We expect that the special dividend would be between $0.50 and $0.75 per share. Any determination to pay a dividend would be subject to our royalties on Endo’s net sales for Opana ER during 2010 and any other events that may arise that would limit the availability of our cash resources for distribution. Our board of directors also plans to continue to consider additional cash dividends in future years as our cash resources warrant.
     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States with our partner Endo, and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     We expect that our total capital expenditures in 2010 will not exceed approximately $250,000.
     In connection with the expiration of our manufacturing agreement with Draxis, our contract manufacturer of TIMERx material in November 2009, we plan to increase our inventory levels of TIMERx material during the second quarter of 2010, which will require additional use of our cash resources. We have identified another contract manufacturer that we believe has the capability to manufacture our TIMERx material and are discussing a manufacturing agreement with this manufacturer. Following that, we will work with Endo on the qualification of this manufacturer in connection which our supply of TIMERx material to Endo for Opana ER, which will require additional use of cash resources.

     On March 4, 2010, we announced that, in view of the cash reserves we expect to accumulate from royalties on Opana ER, as well as our cost reduction initiatives implemented in 2008 and 2009, our board of directors currently intends to declare a special cash dividend in the fourth quarter of 2010. We expect that the special dividend would be between $0.50 and $0.75 per share in cash. Any determination to pay a dividend would be subject to Endo’s net sales for Opana ER during the remainder of 2010 and any other events that may arise that would limit the availability of our cash resources for distribution. Our board of directors also plans to continue to consider additional cash dividends in future years as our cash resources warrant.
     In 2010, as a result of our forecasted profitability and limitations on the amount of our net operating loss, or NOL, carryforwards, described under “Net Operating Loss Carryforwards” below, that we may use to offset our taxable income, we anticipate that we will be subject to federal alternative minimum tax under the Internal Revenue Code. Accordingly, in April 2010, we made approximately $126,000 in federal income tax payments and expect to make additional income tax payments during the remainder of 2010, for a total of approximately $500,000 in estimated federal income tax payments for 2010.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the timing and amount of payments received under our drug delivery technology collaborative agreements;

•	the results of our Phase IIa clinical trials of A0001, and the cost of any future pre-clinical studies and clinical trials that we may conduct, our ability to enter into collaborations for A0001, or otherwise to access funding and support for pre-clinical studies and clinical trials of A0001;

•	our and Endo’s ability to enter into new collaborations for Opana ER outside the United States, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations, and the structure and terms of such collaborations;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.
     If we accelerate the development of any of our own product candidates, we may need to seek additional funding through collaborative agreements, the selling of assets, or public financings of equity or debt securities.
     We plan to meet our long-term cash requirements through our existing levels of cash and marketable securities, and our revenues, including royalties, from collaborative agreements.
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
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for our facility in Patterson, NY; purchase obligations primarily relating to preclinical and clinical development, and our drug delivery technology collaboration obligations; payments due under our credit facility relating to interest, principal and exit fees; and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of March 31, 2010 (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$169	$169	$—	$—	$—
Purchase obligations	4,027	4,027	—	—	—
Payments due under credit facility	3,186	3,186	—	—	—
Deferred compensation	2,671	291	582	582	1,216

Total	$10,053	$7,673	$582	$582	$1,216

     We lease approximately 15,500 square feet of laboratory and office space in Patterson, New York. On November 3, 2009, we signed an extension to our lease for one year through December 31, 2010, with a renewal option for an additional one-year period.
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
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of March 31, 2010, the trust assets consisted of the cash surrender value of these life insurance policies totaling $2,052,000 and $258,000 held in a money market account.
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

Net Operating Loss Carryforwards
     In 2008, we determined that an ownership change had occurred under Section 382 of the Internal Revenue Code, or Section 382. As a result, the utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the subsequent 20 years into 2028. We also determined that we were in a “net unrealized built-in gain” position (for purposes of Section 382) at the time of the ownership change, which increased the annual limitation over the subsequent five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with ASC 740 “Income Taxes”, we provided a full valuation allowance against substantially all of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at March 31, 2010 and December 31, 2009.
     At December 31, 2009, we had federal NOL carryforwards of approximately $90.5 million for income tax purposes, which expire at various dates beginning in 2018 through 2029. At December 31, 2009, we had state NOL carryforwards of approximately $89.5 million, which expire at various dates beginning in 2023 through 2029. In addition, at December 31, 2009, we had federal research and development tax credit carryforwards of approximately $1.8 million, which expire beginning in 2028 through 2029. The NOLs incurred subsequent to the 2008 ownership change and through December 31, 2009 of $18.0 million are not limited on an annual basis. Pursuant to Section 382, subsequent ownership changes could further limit this amount. The use of the NOL carryforwards, and research and development tax credit carryforwards are limited to our future taxable earnings.
     For financial reporting purposes, at December 31, 2009 and 2008, respectively, valuation allowances of $43.3 million and $40.6 million have been recognized to offset net deferred tax assets, primarily attributable to our NOL carryforwards. As previously noted, in 2008, we reduced our tax attributes (NOLs and tax credits) as a result of our ownership change under Section 382 and the limitation placed on the utilization of our tax attributes, as a substantial portion of the NOLs and tax credits generated prior to the ownership change will likely expire unused. Accordingly, the NOLs were reduced by $123.0 million and the tax credits were reduced by $6.7 million upon the ownership change in 2008. Our valuation allowance increased (decreased) in 2009, 2008 and 2007 by $2.6 million, ($32.0) million and $9.9 million, respectively. The decrease in the valuation allowance in 2008 of $32.0 million was primarily due to the limitations placed on the utilization of our tax attributes as noted above.

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
     At March 31, 2010, our marketable securities consisted primarily of corporate debt and approximated $254,000. These marketable securities had maturity dates of up to four months. Due to the relatively short-term maturities of these securities, management believes they have no significant market risk. At March 31, 2010, our marketable securities were carried at market value. Due to the nature of our cash equivalents, which are money market accounts at March 31, 2010, management believes they have no significant market risk. As of March 31, 2010, we had approximately $11.5 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $115,000. However, due to the minimal yields actually earned on our investments during 2010, the maximum impact to our investment earnings would have been approximately $1,000, which was our total investment income for the first quarter of 2010.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Impax ANDA Litigation
     On December 14, 2007, we received a notice from IMPAX Laboratories, Inc., or IMPAX, advising us of the FDA’s apparent acceptance for substantive review, as of November 23, 2007, of IMPAX’s amended ANDA for a generic version of Opana® ER. IMPAX stated in its letter that the FDA requested that IMPAX provide notification to us and Endo of any Paragraph IV certifications submitted with its ANDA, as required under section 355(j) of the Federal Food, Drug and Cosmetics Act, or the FDC Act. Accordingly, IMPAX’s letter included notification that it had filed Paragraph IV certifications with respect to our U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2023, 2013 and 2013, respectively. Endo’s Opana® ER product had new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. In addition, because IMPAX’s application referred to patents owned by us and contained a Paragraph IV certification under section 355(j) of the FDC Act, we believe that IMPAX’s notice triggered the 45-day period under the FDC Act in which Endo and we could file a patent infringement action and trigger the automatic 30-month stay of approval. Subsequently, on January 25, 2008, Endo and we filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. Additionally, the lawsuit previously filed by Endo and us on November 15, 2007 against IMPAX remains pending.
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
Actavis ANDA Litigation
     In February 2008, we received a notice from Actavis South Atlantic LLC, or Actavis, advising of the filing by Actavis of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for a generic version of Opana® ER. The Actavis Paragraph IV certification notice refers to our U.S. Patent Nos. 5,128,143, 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire or expired in 2008, 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (referred to as NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on March 28, 2008, Endo and we filed a lawsuit against Actavis in the United States District Court for the District of New Jersey, in connection with Actavis’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On May 5, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against the us and Endo.
     On or around June 2, 2008, we received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg and 15 mg dosage strengths of Opana® ER. On or around July 2, 2008, we received a notice from Actavis that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 30 mg dosage strength. Both notices cover our U.S. Patent Nos. 5,128,143, 7,276,250, 5,958,456 and 5,662,933. On July 11, 2008, Endo and we filed suit against Actavis in the United States District Court for the District of New Jersey. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. On August 14, 2008, Actavis filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable, as well as a claim of unfair competition against Endo and us.
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
Sandoz ANDA Litigation
     On July 14, 2008, we received a notice from Sandoz, Inc., or Sandoz, advising us of the filing by Sandoz of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, 20 mg and 40 mg dosage strengths. The Sandoz Paragraph IV certification notice refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER has a new dosage form (NDA) exclusivity that prevents final approval of any ANDA by the FDA until the exclusivity expires on June 22, 2009. Subsequently, on August 22, 2008, Endo and we filed a lawsuit against Sandoz in the United States District Court for the District of Delaware in connection with Sandoz’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation. In response, Sandoz filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable.
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
Barr ANDA Litigation
     On September 12, 2008, we received a notice from Barr Laboratories, Inc., or Barr, advising us of the filing by Barr of an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in a 40 mg dosage strength. On September 15, 2008, we received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 5 mg, 10 mg, and 20 mg dosage strengths. Both notices refer to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013 and 2023, respectively. In addition to these patents, Opana® ER had a new dosage form exclusivity that prevented final approval of any ANDA by the FDA until the exclusivity expired on June 22, 2009. Subsequently, on October 20, 2008, Endo and we filed a lawsuit against Barr in the United States District Court for the District of Delaware in connection with Barr’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, Barr filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. This suit was transferred to the United States District Court for the District of New Jersey. On June 2, 2009, we received a notice from Barr that it had filed an ANDA containing a Paragraph IV certification under 21 U.S.C. Section 355(j) with respect to Opana® ER in 7.5 mg, 15 mg, and 30 mg dosage strengths. This notice also refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. On July 2, 2009, Endo and we filed a lawsuit against Barr in the United States District Court for the District of New Jersey in connection with Barr’s ANDA.
     On April 12, 2010, Endo and we settled the litigation with Barr. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of our patents relating to the production and sale of generic formulations of Opana® ER (oxymorphone hydrochloride) Extended Release Tablets CII, and Endo and we agreed to grant Barr a license under the Orange-Book listed patents to sell a generic of Opana® ER on or after September 15, 2012, or earlier under certain circumstances.
     The settlement is subject to the review of the U.S. Federal Trade Commission and Department of Justice.
Roxane ANDA Litigation
     On December 29, 2009, we received a notice from Roxane Laboratories, or Roxane, advising us of the filing by Roxane of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, on January 29, 2010, Endo and we filed a lawsuit against Roxane in the United States District Court for the District of New Jersey in connection with Roxane’s ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.
     In March 2010, we received a notice from Roxane that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 5, 7.5, 10, 15, 20 and 30 mg dosage strengths of Opana® ER. Subsequently, on April 16, 2010, Endo and we filed a lawsuit against Roxane in the United States District Court of the District of New Jersey in connection with Roxane’s amended ANDA. The lawsuit alleges infringement of an Orange Book-listed U.S. patent that covers the Opana® ER formulation.

Watson ANDA Litigation
     On January 20, 2010, we received a notice from Watson Laboratories Inc., or Watson, advising us of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355(j) with respect to Opana® ER in a 40 mg dosage strength. The notice refers to our U.S. Patent Nos. 5,662,933, 5,958,456 and 7,276,250, which cover the formulation of Opana® ER. These patents are listed in the FDA’s Orange Book and expire in 2013, 2013, and 2023, respectively. Subsequently, in March 2010, Endo and we filed a lawsuit against Watson in the United States District Court for the District of New Jersey, in connection with Watson’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. On March 19, 2010, we received a notice from Watson advising of the filing by Watson of an ANDA containing a Paragraph IV certification under 21 U.S.C. section 355 (j) with respect to Opana ER in 5, 7.5, 10, 15, 20 and 30 mg dosage strengths. Subsequently, on April 23, 2010, Endo and we filed a lawsuit against Watson in the United States District Court of the District of New Jersey in connection with Watson’s ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana ER formulation.
     We intend to pursue all available legal and regulatory avenues in defense of Opana® ER, including enforcement of our intellectual property rights and approved labeling. We cannot, however, predict or determine the timing or outcome of any of these litigations but will explore all options as appropriate in the best interests of Endo and us.
Tang/Edelman Shareholder Claim
     In March and April 2009, Tang Capital and Perceptive, our two largest shareholders and each of which owns more than 20% of our outstanding securities, brought a total of three lawsuits against us in 2009: two in Thurston County, Washington and one in King County, Washington. Following the dismissal of the two Thurston County actions and the amendment of the complaint in King County, as discussed below, one suit remains pending.
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

Item 1A.	Risk Factors
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
We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis
     We have incurred annual net losses since 1994, including annual net losses of $1.5 million, $26.7 million and $34.5 million in 2009, 2008 and 2007, respectively. Net losses have had an adverse effect on our shareholders’ equity, total assets and working capital, and may continue to do so in the future. As of March 31, 2010, our accumulated deficit was approximately $231 million.
     We have been profitable on a quarterly basis since the third quarter of 2009, our first quarter of net profitability from continuing operations. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, we may not be able to achieve profitability for the remaining individual quarters of 2010 or for the full year 2010. In addition, we may not be able to achieve profitability on a quarterly or annual basis in periods beyond 2010, and even if we are able to achieve such profitability, we may not be able to maintain it.
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
We may require additional funding, which may be difficult to obtain
     As of March 31, 2010, we had cash, cash equivalents and marketable securities of approximately $11.5 million.

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
     We anticipate that, based upon our current operating plan, our existing capital resources, together with expected royalties from third parties, will be sufficient to fund our operations on an ongoing basis through at least 2011, including paying off our credit facility with GE Business Financial Services Inc. and paying a special cash dividend in the fourth quarter of 2010 that our board of directors intends to declare. If, however, we do not receive royalties from Endo for Opana ER in such amounts as we anticipate based on forecasts we received from Endo, we may not be able to fund our ongoing operations through 2011 without seeking additional funding from the capital markets and we may not be able to pay the special cash dividend.
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
     IMPAX, Actavis, Sandoz, Barr, Roxane and Watson have each filed an ANDA that, together with their respective amendments, cover all seven strengths of Opana ER. Each of these ANDA filings contained paragraph IV certifications under the Hatch-Waxman Act. Endo and we have filed patent infringement lawsuits against each of IMPAX, Sandoz, Roxane and Watson in connection with their respective ANDAs. We have settled our litigation with Actavis and Barr. Descriptions of these lawsuits are included in “Part I. Item 3. — Legal Proceedings.”
     Endo and we intend to pursue all available legal and regulatory avenues defending Opana ER. Under the Hatch-Waxman Act, the FDA may not grant final approval of any of these ANDA’s for 30 months after the date we received the certifications. Following the expiration of the 30-month stay, the FDA could grant final marketing approval to any of these ANDAs whether or not the litigation is still pending. As a result, if IMPAX receives final marketing approval of its ANDA upon expiration of the 30-month stay, IMPAX could begin to market and sell its generic version of Opana ER, whether or not the patent litigation is then ongoing, as early as June 2010. If, however, IMPAX begins to market and sell their generic version of Opana ER while the patent litigation is then ongoing, and IMPAX is ultimately found to infringe the patents being litigated, IMPAX could be liable for up to treble damages. If IMPAX does not receive tentative marketing approval from the FDA within 30 months of the filing of its ANDA, it may lose any market exclusivity to which it would be entitled and Opana ER could be subject to earlier generic competition from the other ANDA filers.
     If we are unsuccessful in our Hatch-Waxman patent lawsuits, Opana ER could be subject to generic competition upon the conclusion of such lawsuits. We expect that competition from one or more of these generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we receive from Endo and our results of operations and financial condition.
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

     We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which already expired and the other three patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. Endo and we filed patent infringement suits against IMPAX, Sandoz, Roxane and Watson in connection with their respective ANDAs for Opana ER, and we settled our litigation with Actavis and Barr. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of IMPAX, Sandoz, Roxane and Watson because we initiated the suit within 45 days of our receipt of their respective notice letters. If we proceed with the Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and an unfavorable ruling may occur in this case. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to earlier generic competition. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo, and the results of our operations and financial condition.
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
     If we are unable to obtain alternative contract manufacturing or obtain such manufacturing on commercially reasonable terms and on a timely basis, we may not be able to comply with our supply obligations to Endo and Valeant with respect to Opana ER, which could adversely affect sales of Opana ER, and our supply obligations to Otsuka and Alvogen, which could delay or otherwise adversely affect the clinical development of products being developed under our collaborations with Otsuka and Alvogen.
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
We may lose business opportunities as a result of healthcare reform and the expansion of managed-care organizations.
     Numerous governments, including the U.S. government, have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies.
     In March 2010, the U.S. Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act. These healthcare reform laws are intended over time to expand health insurance coverage, impose health industry cost containment measures, impose new taxes and fees on certain sectors of the health industry; and impose additional health policy reforms. This legislation may significantly impact the pharmaceutical industry. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
     In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical companies can charge for prescription drugs. Various state legislatures and European and Asian governments may consider various types of healthcare reform in order to control growing healthcare costs. We expect Endo to experience pricing pressure with respect to Opana ER. We may experience similar pressure for other products for which we obtain marketing approvals in the future due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.
     In addition to healthcare reform proposals, the expansion of managed-care organizations in the healthcare market and managed-care organizations’ efforts to cut costs by limiting expenditures on pharmaceuticals could result in pharmaceutical companies spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenue could decrease, possibly materially.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $3.54 per share and $1.59 per share, respectively, during the twelve months ended March 31, 2010. On May 4, 2010, the closing market price of our common stock was $3.53. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, our patent litigation, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights of us or our collaborators, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
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
     In addition, our operations and our ability to achieve our strategic goals could be disrupted due to the uncertainty created for our employees, and current and prospective suppliers, manufacturers and collaborators as a result of the potential change in control of the board of directors at our annual meeting of shareholders in 2010.
Item 5. Other Information
     On May 5, 2010, the compensation committee of the board of directors, after reviewing market data regarding bonus targets for chief executive officers, approved a 2010 bonus target for Jennifer Good of 50% of her annual base salary.
Item 6. Exhibits
     See the exhibit index below for a list of the exhibits filed as part of this Quarterly Report on Form 10-Q, which exhibit index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENWEST PHARMACEUTICALS CO.
Date: May 10, 2010	/s/ Jennifer L. Good
Jennifer L. Good
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1†	Form of Amended Executive Retention Agreements entered into by the Registrant and each of its Executive Officers

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.