Form 10-Q
period 2010-06-30
PENWEST PHARMACEUTICALS CO
filed 2010-08-06
CIK 1047188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
        Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2010.

Class	Outstanding
Common Stock, par value $.001	31,946,576

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
	(In thousands, except share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,098	$11,246
Marketable securities	1,309	240
Trade accounts receivable	13,204	6,226
Inventories, net	604	263
Prepaid expenses and other current assets	980	1,289

Total current assets	29,195	19,264
Fixed assets, net	1,233	1,576
Patents, net	876	996
Deferred charges	1,591	1,740
Deferred income taxes	310	—
Other assets, net	2,155	2,320

Total assets	$35,360	$25,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$587	$750
Accrued expenses	1,269	2,178
Accrued development costs	283	275
Income taxes payable	110	—
Loan payable	1,371	4,112
Deferred compensation — current portion	291	294

Total current liabilities	3,911	7,609
Deferred revenue	865	889
Deferred compensation	2,238	2,376

Total liabilities	7,014	10,874
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, par value $.001, authorized 1,000,000 shares, none outstanding	—	—
Common stock, par value $.001, authorized 60,000,000 shares, issued and outstanding 31,931,076 shares at June 30, 2010 and 31,778,416 shares at December 31, 2009	32	32
Additional paid-in capital	251,065	249,982
Accumulated deficit	(222,888)	(235,127)
Accumulated other comprehensive income	137	135

Total shareholders’ equity	28,346	15,022

Total liabilities and shareholders’ equity	$35,360	$25,896

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Revenues:
Royalties	$12,717	$4,851	$20,370	$9,573
Product sales	90	158	292	338
Collaborative licensing and development revenue	832	250	1,735	618

Total revenues	13,639	5,259	22,397	10,529

Operating expenses:
Cost of revenues	833	468	1,749	1,122
Selling, general and administrative	2,453	3,283	4,099	5,604
Research and product development	1,903	3,425	4,111	6,431

Total operating expenses	5,189	7,176	9,959	13,157

Income (loss) from operations	8,450	(1,917)	12,438	(2,628)

Investment income	2	4	3	11
Interest expense	(83)	(225)	(202)	(483)

Income (loss) before income tax expense	8,369	(2,138)	12,239	(3,100)

Income tax expense	—	—	—	—

Net income (loss)	$8,369	$(2,138)	$12,239	$(3,100)

Net income (loss) per common share:
Basic	$0.26	$(0.07)	$0.38	$(0.10)

Diluted	$0.26	$(0.07)	$0.38	$(0.10)

Weighted average shares of common stock outstanding:
Basic	31,866	31,644	31,837	31,635

Diluted	32,064	31,644	31,997	31,635

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Operating activities:
Net income (loss)	$12,239	$(3,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(6,706)	1,607

Net cash provided by (used in) operating activities	5,533	(1,493)

Investing activities:
Acquisitions of fixed assets	—	(16)
Patent costs	—	(34)
Proceeds from sale of fixed assets	—	6
Reimbursements of patent costs by collaborator	—	229
Purchases of marketable securities	(1,558)	(499)
Proceeds from maturities of marketable securities	490	—

Net cash used in investing activities	(1,068)	(314)

Financing activities:
Repayment of debt	(2,742)	(2,741)
Issuance of common stock	129	30

Net cash used in financing activities	(2,613)	(2,711)

Net increase (decrease) in cash and cash equivalents	1,852	(4,518)
Cash and cash equivalents at beginning of period	11,246	16,692

Cash and cash equivalents at end of period	$13,098	$12,174

See accompanying notes to condensed financial statements

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     Penwest Pharmaceuticals Co. (“Penwest” or the “Company”) is a drug delivery company focused on applying its drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations (“drug delivery technology collaborations”). Penwest’s drug delivery technology is included in Opana® ER, a product for the treatment of moderate to severe chronic pain marketed by Endo Pharmaceuticals Inc., (“Endo”). The Company is also developing A0001, or a-tocopherolquinone, for the treatment of Friedreich’s Ataxia and MELAS syndrome.
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that the Company developed with Endo using the Company’s proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration (“FDA”) in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In the six month period ended June 30, 2010, the Company recognized $19.5 million in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals International (“Valeant”) to develop and commercialize Opana ER in Canada, Australia and New Zealand. Opana ER is not currently approved for sale in any country other than the United States.
     The Company is conducting two Phase IIa clinical trials of A0001. The Company is conducting one trial in patients with Friedreich’s Ataxia (“FA”), a rare degenerative neuro-muscular disorder, and the second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. The Company expects data from both of these trials by the end of 2010. In September 2009, the Company exercised its option under its agreement with Edison Pharmaceuticals, Inc. (“Edison”) to acquire the right to a second drug candidate for the treatment of mitochondrial diseases from Edison. The Company has determined not to conduct any additional development work on this compound until after it reviews the results of the Phase IIa studies of A0001. The Company is currently seeking to license A0001 to a third party to complete further development and assume responsibility for the commercialization, manufacturing and marketing of this compound.
     The Company is a party to a number of collaborations involving the use of its extended release drug delivery technologies as well as its formulation development expertise. Under these collaborations, the Company is responsible for completing the formulation work on a product specified by the collaborator using the Company’s proprietary extended release technology. If the Company successfully formulates the compound, it will transfer the formulation to its collaborator, who will then be responsible for the completion of the clinical development, manufacturing, and ultimately, the commercialization of the product. The Company has drug delivery technology collaborations with Otsuka Pharmaceuticals Co. (“Otsuka”) and with Alvogen Inc. (“Alvogen”).
2. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods presented have been included. All such adjustments are of a normal recurring nature except for: a non-cash charge recorded in the three month period ended June 30, 2010 in the amount of $467,000 for the accelerated vesting of certain outstanding stock option and restricted stock awards (see Note 8); and costs incurred by the Company approximating $821,000 and $846,000 for the three and six month periods ended June 30, 2010, respectively, in connection with the Company’s proxy contest associated with its 2010 annual meeting of shareholders; a charge recorded in the six month period ended June 30, 2009 in the amount of $550,000 for severance costs associated with staff reductions implemented in January 2009; a non-cash credit recorded in the six month period ended June 30, 2009 in the amount of $885,000 associated with the forfeiture of stock options held by these former employees (see Note 10); and costs incurred by the Company approximating $1.1 and $1.3 million for the three and six month

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
periods ended June 30, 2009, respectively, in connection with the Company’s proxy contest associated with the Company’s 2009 annual meeting of shareholders and the related litigation. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     During the three and six month periods ended June 30, 2010, there were no significant changes in the Company’s significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Per Share Data
Income (Loss) Per Share
This table shows the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$8,369	$(2,138)	$12,239	$(3,100)

Denominator:
Denominator for basic income (loss) per common share - weighted average shares	31,866	31,644	31,837	31,635
Dilutive effect of employee stock options	198	—	160	—

Denominator for diluted income (loss) per common share – weighted average shares	32,064	31,644	31,997	31,635

Income (loss) per common share-basic	$0.26	$(0.07)	$0.38	$(0.10)

Income (loss) per common share-diluted	$0.26	$(0.07)	$0.38	$(0.10)

     The following are the potential shares of common stock, which were excluded from the calculation of weighted-average shares outstanding because their effect was determined to be anti-dilutive. For the three and six month periods ended June 30, 2010, all of the exercise prices of the outstanding stock options and the exercise price of the outstanding warrants included in the table below were each greater than the average market price per share for such period. For the three and six month periods ended June 30, 2009, the Company incurred a net loss and thus anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands of shares)
Stock options outstanding	1,500	2,727	1,548	2,625
Restricted stock outstanding (unvested)	—	90	—	92
Warrants to purchase common stock	4,070	4,070	4,070	4,070

	5,570	6,887	5,618	6,787

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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$13,098	$—	$—	$13,098
Marketable securities	—	1,309	—	1,309
Money market account	77	—	—	77

Total	$13,175	$1,309	$—	$14,484

     Marketable securities consist of debt securities issued by a U.S. government sponsored enterprise and corporate commercial paper. Each security is valued by the Company, after considering a third party pricing service that reviews various market makers. The original maturity of the securities are greater than three months but do not exceed one year.
     There were no transfers of financial assets or liabilities as described in the table above between Level 1 and Level 2 during the six month period ended June 30, 2010.
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
6. Other Assets
     Other assets, net are comprised of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited) (In thousands)

Assets held in a trust for the Company’s Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 12):
Cash surrender value of life insurance policies	$2,078	$2,024
Money market account	77	296

	2,155	2,320
Loan receivable from collaborator (see Note 14)	1,000	1,000

	3,155	3,320
Allowance for loan receivable from collaborator	(1,000)	(1,000)

Other assets, net	$2,155	$2,320

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
     The interest rate of the outstanding term loan is fixed at 10.32%. At the time of the final payment of the loan under the Credit Facility, the Company will pay an exit fee of $360,000, representing 3.0% of the original principal loan amount. Should any prepayment occur, the Company would be required to pay a prepayment penalty of 1.0% of any prepaid amount.
     As of June 30, 2010, the outstanding principal of the term loan was $1,371,000.
     The Company accrued for the $360,000 exit fee upon the closing of the Credit Facility. This fee, as well as other debt issuance costs incurred by the Company in securing the Credit Facility, were deferred and are included in prepaid expenses and other current assets in the Company’s balance sheet as of June 30, 2010 and December 31, 2009. These costs are being amortized over the term of the loan with such amortization included in interest expense in the Company’s statements of operations.
8. Shareholders’ Equity
Shelf Registration Statement
     On September 26, 2008, the Company filed a registration statement on Form S-3 with the SEC, which became effective on October 30, 2008. This shelf registration statement covers the issuance and sale by the Company of any combination of common stock, preferred stock, debt securities and warrants having an aggregate purchase price of up to $75 million. As of August 6, 2010, no securities have been issued under the registration statement.
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
     The warrants are exercisable on or prior to March 11, 2013 at an exercise price of $3.62 per share. The warrants may also be exercised under certain circumstances pursuant to cashless exercise provisions. As of August 6, 2010, no warrants have been exercised.

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
Share-Based Compensation
     The election of three new Class I directors at the Company’s 2010 annual meeting of shareholders resulted in a change in control of the Company’s board of directors as defined under the terms of certain outstanding stock option and restricted stock awards granted to employees and directors of the Company. As a result, on June 30, 2010, the date the election results of the annual meeting were certified, unvested stock options to purchase approximately 538,000 shares of the Company’s common stock and 25,000 shares of unvested restricted stock were automatically accelerated and vested in full. These accelerations resulted in a charge of $467,000 in the second quarter of 2010, of which $226,000 is included in selling, general and administrative expense and $241,000 is included in research and product development expense.
     The Company recognized share-based compensation in its statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Selling, general and administrative	$365	$266	$513	$(302)
Research and product development	342	151	442	315

Total	$707	$417	$955	$13

     The increase in total share-based compensation expense for the three month period ended June 30, 2010, compared with the three month period ended June 30, 2009 is attributable to the accelerated vesting of stock options and restricted stock recorded in the second quarter of 2010, as discussed above.
     The increase in total share-based compensation expense for the six month period ended June 30, 2010, compared with the six month period ended June 30, 2009, reflects credits recorded in the 2009 six month period totaling approximately $885,000, which were associated with the forfeiture of employee stock options in such period due to the staff reductions implemented by the Company in the first quarter of 2009 (see Note 10). The increase is also attributable to the accelerated vesting of stock options and restricted stock recorded in the second quarter of 2010, as discussed above. Partially offsetting these increases in expense in the second quarter of 2010, compared with the second quarter of 2009, was a reduction in expense due to the forfeiture of stock options that resulted from the staff reductions implemented by the Company in the fourth quarter of 2009 (see Note 10).
Rights Agreement
     On March 11, 2009, the Company adopted a rights plan pursuant to which it issued a dividend of one preferred share purchase right for each share of common stock held by Company shareholders of record on March 23, 2009. Each right entitled Company shareholders to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $12.50, subject to adjustment under certain circumstances. The rights expired July 1, 2010.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(Unaudited) (In thousands)

Cost of royalties	$104	$95	$198	$207
Cost of product sales	142	143	329	325
Cost of collaborative licensing and development revenue	587	230	1,222	590

Total cost of revenues	$833	$468	$1,749	$1,122

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
10. Restructuring Charges
     In the three month period ended March 31, 2009, the Company reduced the number of its employees from 60 to 49, as part of its efforts to aggressively manage its overhead cost structure. The terms of the severance agreements with the terminated employees included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these staff reductions, the Company recorded a severance charge in its statement of operations for the three month period ended March 31, 2009 of $550,000, of which $117,000 was unpaid as of June 30, 2009, but was paid over the remainder of 2009. Of such severance charge, $464,000 and $86,000 were recorded as selling, general and administrative expense, and research and product development expense, respectively. In addition, as a result of these terminations, in the first quarter of 2009, the Company recorded a non-cash credit of $885,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $844,000 and $41,000 were recorded as credits to selling, general and administrative expense, and research and product development expense, respectively.
     In the fourth quarter of 2009, the Company reduced the number of its employees from 48 to 39, and consolidated its Danbury, Connecticut headquarters into its Patterson, New York facility. In connection with the terminations, the Company entered into severance arrangements with the terminated employees, which included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In connection with these severance arrangements and corporate office relocation, the Company recorded a restructuring charge in its statement of operations for the fourth quarter of 2009 of $326,000, all of which was paid as of June 30, 2010. Of such charge, $260,000 and $66,000 was recorded as selling, general and administrative expense, and research and product development expense, respectively. In addition, as a result of these terminations, in the fourth quarter of 2009, the Company recorded a non-cash credit of $105,000 associated with the forfeiture of stock options held by these former employees. Of such amount, $68,000 and $37,000 were recorded as credits to selling, general and administrative expense and research and product development expense, respectively, in the fourth quarter of 2009.
11. Income Taxes
     The Company maintains a full valuation allowance against substantially all of its deferred tax assets where realization of those assets remains uncertain. Accordingly, the Company has not reported any tax benefit relating to its remaining net operating loss (“NOL”) carryforwards and income tax credit carryforwards that may be utilized in future periods with the exception of the alternative minimum tax credit of $310,000 recognized in the six months ended June 30, 2010. The Company will continue to reassess the need for a valuation allowance on a quarterly basis. The Company assesses certain factors in determining the period in which it may reverse the valuation allowance, including: (i) a demonstration of sustained profitability; and (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. If the Company determines that it is more likely than not that the deferred tax assets are realizable and that the reversal of the valuation reserves is appropriate, a

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
significant one-time benefit would be recognized against its income tax provision in the period that this determination is made.
     The Company’s effective tax rates for the three and six month periods ended June 30, 2010 and 2009 were zero. The effective tax rates differ from the federal statutory rate of 35% for 2010 and 34% for 2009 primarily due to valuation allowances recorded to offset deferred tax assets relating to the Company’s net operating loss carryforwards.
12. Supplemental Executive Retirement Plan and Deferred Compensation Plan
     The Company has a Supplemental Executive Retirement Plan (the “SERP”), a nonqualified plan, which covers the former Chairman and Chief Executive Officer of Penwest, Tod R. Hamachek. Under the SERP, the Company is obligated to pay Mr. Hamachek approximately $12,600 per month over the lives of Mr. Hamachek and his spouse. The actuarially determined liability for the SERP was approximately $2,046,000 and $2,066,000 as of June 30, 2010 and December 31, 2009, respectively, including the current portion of approximately $147,000 at June 30, 2010, and is included in deferred compensation in the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the SERP. The Company uses a measurement date of December 31 for its SERP. The following disclosures summarize information relating to the SERP:
Components of net periodic benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Interest cost	$28	$30	$56	$60
Amortization of prior service cost	—	(1)	1	(1)

Net periodic benefit cost	$28	$29	$57	$59

     In addition, the Company has a Deferred Compensation Plan (the “DCP”), a nonqualified plan which covers Mr. Hamachek. Under the DCP, the Company recognized interest expense of $10,000 and $13,000 for the three month periods ended June 30, 2010 and 2009, respectively and $21,000 and $28,000 for the six month period ended June 30, 2010 and 2009, respectively. The liability for the DCP was approximately $483,000 and $604,000 as of June 30, 2010 and December 31, 2009, respectively, including the current portion of approximately $144,000 at June 30, 2010, and is included in deferred compensation on the Company’s condensed balance sheets. The Company has not funded this liability and no assets are held by the DCP. In connection with the resignation and retirement of Mr. Hamachek, under the DCP, effective in May 2005, the Company commenced the payment of benefits to Mr. Hamachek, which are to be paid in ten annual installments, each approximating $140,000; however, these installments are recalculated annually based on market interest rates, as provided for under the DCP.
     The Company has two whole-life insurance policies held in a rabbi trust (the “Trust”), the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the Trust. The cash surrender value of these life insurance policies totaled $2,078,000 as of June 30, 2010 and $2,024,000 as of December 31, 2009. Trust assets, including $77,000 and $296,000 held in a money market account at June 30, 2010 and December 31, 2009, respectively, are included in other assets in the Company’s condensed balance sheets.
13. Comprehensive Income (Loss)
     Accumulated other comprehensive income consists of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited) (In thousands)
Adjustment for funded status of post retirement plan	$136	$135
Unrealized gain on marketable securities	1	—

	$137	$135

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Net income (loss)	$8,369	$(2,138)	$12,239	$(3,100)
Amortization of prior service cost	—	(1)	1	(1)

Comprehensive income (loss)	$8,369	$(2,139)	$12,240	$(3,101)

14. Collaborative and Licensing Agreements
     The Company enters into collaborative and licensing agreements with pharmaceutical companies to in-license, develop, manufacture and/or market products that fit within its business strategy or to perform research and development for collaborators utilizing the Company’s drug delivery technology and formulation expertise.
   Endo Pharmaceuticals Inc.
     In September 1997, the Company entered into a strategic alliance agreement with Endo with respect to the development of Opana ER, an extended release formulation of oxymorphone hydrochloride using the Company’s TIMERx technology. This agreement was amended and restated in April 2002, and the Company further amended it in January 2007, July 2008, March 2009, April 2010 and June 2010.
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
     Under the current terms of the Company’s agreement with Endo:
•	Endo has agreed to pay the Company royalties on U.S. sales of Opana ER calculated based on a royalty rate starting at 22% of annual net sales of the product up to $150 million of annual net sales, with the royalty rate then increasing, based on agreed-upon levels of annual net sales achieved, from 25% up to a maximum of 30%. In the June 2010 amendment however, the parties agreed that the royalty rate would be fixed at 22% during the period from April 1, 2010 through December 31, 2012 (“the 2010-2012 Royalty Period”), provided that with respect to the fourth quarter of 2012, the rate would be adjusted to a rate that would result in the aggregate royalties paid to the Company for the 2010-2012 Royalty Period being $7.3 million less than the aggregate royalties that would otherwise have been paid to the Company if the royalty rate had not been fixed at 22%. The parties also agreed in the June 2010 amendment that the royalty rate on net sales of Opana ER would be fixed at 20% during 2013, provided that with respect to the fourth quarter of 2013, the rate would be adjusted to a rate that would result in the aggregate royalties paid to the Company for 2013 being $700,000 less than the aggregate royalties that would have been paid to the Company if the royalties had not been fixed at 20%.

•	No royalty payments were due to the Company for the first $41 million of royalties that would otherwise have been payable to the Company beginning from the time of the product launch in July 2006 (the “Royalty Holiday”). In the third quarter of 2008, the Royalty Holiday ended. The Company recognized royalties from Endo related to sales of Opana ER of $12.3 million and $4.4 million for the three month periods ending June 30, 2010 and 2009, respectively, and $19.5 million and $4.4 million for the six month periods ended June 30, 2010 and 2009, respectively.

•	The Company’s share of the development costs for Opana ER that it opted out of funding in April 2003 totaled $28 million and was recouped by Endo through a temporary 50% reduction in royalties. Commencing in the third quarter of 2008, the Company began to receive reduced royalty payments from Endo, with such temporary reductions to continue until the $28 million was fully recouped. In the three month period ended March 31,

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     On June 8, 2010, the Company and Endo entered into a Fifth Amendment to the Amended and Restated Strategic Alliance Agreement (the “Fifth Amendment”). Under the terms of the Fifth Amendment, the Company and Endo amended the royalty rates provided for by the agreement in accordance with the description of the current financial terms described above.
  Edison Pharmaceuticals, Inc.
     On July 16, 2007, the Company entered into an agreement with Edison (the “Edison Agreement”), under which the Company and Edison agreed to collaborate on the development of Edison’s lead drug candidate, A0001, and up to one additional candidate of Edison’s. Under the terms of the Edison Agreement, the Company has exclusive worldwide rights to develop and commercialize A0001 and an additional compound of Edison’s, which the Company selected in 2009, for all indications, subject to the terms and conditions in the Edison Agreement. The Company is currently developing A0001 for patients with FA and MELAS syndrome. A0001 has been granted orphan drug designation by the FDA for treatment of inherited mitochondrial respiratory chain diseases and received fast track designation by the FDA for the treatment of FA.
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
     On February 5, 2008, the Company loaned Edison $1.0 million pursuant to the loan agreement provisions of the Edison Agreement. The loan bears interest at an annual rate of 8.14%, which rate is fixed for the term of the loan. The loan matures on the earlier of July 16, 2012 and the occurrence of an event of default, as defined in the Edison Agreement. All accrued and unpaid interest is payable on the maturity date; however, interest accruing on any outstanding loan amount after July 16, 2010 is due and payable monthly in arrears. During the first quarter of 2008, the Company recorded an impairment charge of $1.0 million to selling, general and administrative expense as a result of its collectability assessment of the loan to Edison. In addition, as a result of the Company’s continuing collectability assessment, the Company is not recognizing any accrued interest income on the loan to Edison. The amount of such accrued interest income not recognized by the Company approximated $24,000 and $22,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $48,000 and $44,000 for the six month periods ended June 30, 2010 and 2009, respectively. Cumulatively, as of June 30, 2010, such accrued interest not recognized by the Company approximated $215,000.
     Under the Edison Agreement, the Company also agreed to pay Edison a total of $5.5 million over an 18-month research period to fund Edison’s discovery and research activities during the period. The funding was made in the form of payments made in advance each quarter. As of June 30, 2010, the Company had paid approximately $5.4 million of such amount, and no further research and development funding is currently owed to Edison in accordance with the May 5, 2009 agreement with Edison, described below. Research and development expense associated with the Edison collaboration, which included expenses relating to the development of A0001 and contract research and milestone payments to Edison were approximately $401,000 and $1.1 million for the three and six month periods ending June 30, 2010 and $1.5 million and $2.5 million, respectively, for the three and six months periods ended June 30, 2009. The Company had the option to extend the term of the research period for up to three consecutive six-month periods, subject to the Company’s funding of Edison’s activities in amounts to be agreed upon, but the Company did not exercise this option.
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

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
  Mylan Pharmaceuticals Inc.
     On March 2, 2000, Mylan announced that it had signed a supply and distribution agreement with Pfizer to market generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Pfizer’s generic Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, a generic version of Procardia XL that the Company had developed in collaboration with Mylan. As a result, Mylan entered into a letter agreement with the Company under which Mylan agreed to pay Penwest a royalty on all future net sales of Pfizer’s generic version of Procardia XL 30 mg. The royalty percentage was comparable to the percentage called for in Penwest’s original agreement with Mylan for Nifedipine XL 30 mg. Mylan has retained the marketing rights to Nifedipine XL 30 mg. Mylan’s sales in the United States of Pfizer’s generic version of Procardia XL 30 mg totaled approximately $3.5 million and $7.1 million for the three and six month periods ended June 30, 2010, respectively. The term of the letter agreement continues until such time as Mylan permanently ceases to market Pfizer’s generic version of Procardia XL 30 mg.
     Royalties from Mylan were approximately $418,000 and $426,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $853,000 and $776,000 for the six month periods ended June 30, 2010 and 2009, respectively.
     Mylan notified the Company that Mylan did not renew its supply and distribution agreement with Pfizer, and that the agreement expired in March 2010. As a result, the Company does not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg with respect to any period after the third quarter of 2010.
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
  Drug Delivery Technology Collaborations
     The Company enters into development and licensing agreements with third parties under which the Company develops formulations of third parties’ or generic compounds, utilizing the Company’s TIMERx drug delivery technologies and formulation expertise. In connection with these agreements, the Company may receive nonrefundable up-front payments, which are recorded as deferred revenue upon receipt and are recognized as revenue over the respective contractual performance periods. Under these agreements, the Company may also be reimbursed for development costs incurred up to amounts specified in each agreement. Additionally, under these agreements, the Company may receive milestone payments upon the achievement of specified events. Finally, these agreements may provide for the Company to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. As of August 6, 2010, the Company has multiple drug delivery technology collaborations, including with Otsuka and a multi-drug agreement for generic products with Alvogen discussed below.

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
     In April 2010, the Company signed a drug development and commercialization agreement with Alvogen under which the Company and Alvogen have agreed to identify and select up to five compounds for generic development. Under this agreement, the Company agreed to formulate the agreed-upon compounds for which it will receive up-front as well as periodic payments, and may also receive milestone and royalty payments relating to the development of each compound. Alvogen is responsible for manufacturing, clinical trials and regulatory filings for each of the formulations, as well as for commercialization of the products worldwide.
15. Contingencies
     On November 12, 2008, the Company entered into executive retention agreements with each of its executive officers. These retention agreements replaced prior retention agreements with each of its executive officers that had been scheduled to expire on December 31, 2008. On March 10, 2010, the Company entered into amendments to these agreements. The retention agreements provide that if, within 18 months following a change in control of the Company, the executive’s employment is terminated by the Company other than for cause, death, or disability, or by the executive for good reason, as such terms are defined in the agreement, the executives are entitled to payments for severance and other benefits, including medical insurance, and the automatic vesting of all unvested stock options.
     The election of three new Class I directors at the 2010 annual meeting of shareholders resulted in a change in control of the Company under the retention agreements as of June 30, 2010, the date that the election results of the annual meeting were certified. As a result, under the executive retention agreements if, within 18 months of the June 30, 2010 change in control, an executive officer is terminated by the Company other than for cause, death, or disability, or by the executive for good reason, the Company would be obligated to pay the benefits provided for under these retention agreements which, as of June 30, 2010, the Company estimates would total approximately $3.4 million under all executive retention agreements.
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
     On June 16, 2008, the Company and Endo received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of Opana® ER. The notice covers the Company’s U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, the

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
Company and Endo filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. All three of these suits against IMPAX were transferred to the United States District Court for the District of New Jersey.
     On June 8, 2010, the Company and Endo settled the IMPAX litigation. Both sides dismissed their respective claims and counterclaims with prejudice. Under the terms of the settlement, IMPAX agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER with respect to IMPAX’s generic version of Opana ER and not to sell a generic version of Opana ER until January 1, 2013 or earlier under specified circumstances (such date being the “Commencement Date”). The Company and Endo agreed to grant IMPAX a license under the Opana Patents permitting the sale of generic Opana® ER upon the Commencement Date. The license granted to IMPAX is non-exclusive except with respect to the 180 day period following the Commencement Date for those dosage strengths for which IMPAX is entitled to first-to-file exclusivity, during which period the license is exclusive as to all but the Opana ER branded product and licenses previously granted by the Company and Endo to ANDA holders.
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
     On June 8, 2010, the Company and Endo settled the Sandoz litigation. Both sides dismissed their respective claims and counterclaims with prejudice. Under the terms of the settlement, Sandoz agreed not to challenge the validity or enforceability of Penwest’s patents relating to Opana® ER. The Company and Endo agreed to grant Sandoz a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.
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
     On April 12, 2010, the Company and Endo settled the litigation with Barr. Under the terms of the settlement, Barr agreed not to challenge the validity or enforceability of the Company’s patents relating to the production and sale of

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
generic formulations of Opana® ER and the Company and Endo agreed to grant Barr a license under the Orange-Book listed patents to sell a generic of Opana® ER on or after September 15, 2012, or earlier under certain circumstances.
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
  Tang/Edelman Shareholder Claim
     In March and April 2009, Tang Capital Partners, LP (“Tang Capital”) and Perceptive Life Sciences Master Fund Ltd. (“Perceptive”), the Company’s two largest shareholders, brought a total of three lawsuits against the Company; two in Thurston County, Washington, and one in King County, Washington. Following the 2009 dismissal of the two Thurston County actions and the May 2010 dismissal of the complaint in King County, as discussed below, none of these lawsuits remains pending. The lawsuits were brought in connection with a proxy contest initiated by Tang Capital and Perceptive.
     On March 12, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co., No. 09-2-

PENWEST PHARMACEUTICALS CO.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Unaudited)
00617-0), seeking declaratory and injunctive relief to uphold their claims that their notice of nomination of directors had satisfied the requirements set forth in the Company’s bylaws and requesting that the court issue an order preventing the Company from seeking to disallow or otherwise prevent or not recognize their nominations, or the casting of votes in favor of their designees, on the basis that they had not complied with the provisions of the Company’s bylaws or applicable state law. On March 13, 2009, Tang Capital and Perceptive moved for a preliminary injunction to enjoin the Company from mailing any ballots to shareholders that contained provisions to vote for director nominees and enjoining any shareholder vote on individuals nominated for the board of directors unless the three designees of Tang Capital and Perceptive were permitted to be nominated and votes were permitted to be cast in their favor, or a court resolved the merits of their declaratory judgment action described above. On March 20, 2009, the Company confirmed in writing that Tang Capital and Perceptive’s nomination notice had been timely received and that, assuming the accuracy and completeness of the information contained in their notice, their notice in all other respects met the requirements of the Company’s bylaws in regard to notices of intention to nominate. On March 23, 2009, Tang Capital and Perceptive withdrew their motion for injunctive relief, and on April 10, 2009, Tang Capital and Perceptive voluntarily dismissed the suit.
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
     On April 28, 2009, Tang Capital and Perceptive brought suit against the Company in the Superior Court of the State of Washington, Thurston County, (Tang Capital Partners, et al. v. Penwest Pharmaceuticals Co.), seeking either for the court to set the number of directors to be elected at the 2009 annual meeting of shareholders at three rather than two, or for the court to require the Company to waive the advance notice provisions of its bylaws to permit Tang Capital and Perceptive to include a proposal in which the required percentage for board approval of certain matters would be 81% or more, rather than 75% or more. On May 13, 2009, Tang Capital and Perceptive dismissed this Thurston County action, reasserting the same claims via an amended complaint in the King County Action. Tang Capital and Perceptive sought preliminary injunctive relief on their claims prior to the 2009 annual meeting of shareholders and the motion was denied by the court on May 22, 2009. The proposed bylaw amendment was not approved by the Company’s shareholders at the Company’s 2009 annual meeting of shareholders. By stipulation of the parties, the suit was dismissed without prejudice on May 13, 2010.
     The Company is also a party from time to time to certain other types of claims and proceedings in the ordinary course of business. The Company does not believe any of these matters will result, individually or in the aggregate, in a material adverse effect upon its financial condition or future results of operations.
16. Subsequent Events
     In July 2010, the Company determined that it would reduce its staff from 38 to 27 in the third quarter of 2010, as part of its continuing efforts to aggressively manage its overhead cost structure. In connection with these actions, the Company anticipates recording a restructuring charge in the third quarter of 2010 of approximately $250,000, which amount is net of a non-cash credit of approximately $10,000, associated with the expected forfeiture of certain stock options held by affected employees. This charge relates primarily to arrangements for severance pay and the continuation of certain benefits, including medical insurance, over the respective periods, and will be recorded primarily to research and product development expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Overview
     We are a drug delivery company focused on applying our drug delivery technologies and drug formulation expertise to the formulation of product candidates under licensing collaborations (“drug delivery technology collaborations”). Our drug delivery technology is included in Opana® ER, a product for the treatment of moderate to severe chronic pain marketed by Endo. We are also developing A0001, or a-tocopherolquinone, for the treatment of Friedreich’s Ataxia and MELAS syndrome.
     Opana® ER is an extended release formulation of oxymorphone hydrochloride that we developed with Endo using our proprietary extended release TIMERx® drug delivery technology. Opana ER was approved by the United States Food and Drug Administration, or FDA, in June 2006 for twice-a-day dosing in patients with moderate to severe pain requiring continuous, around-the-clock opioid therapy for an extended period of time, and is being marketed by Endo in the United States. In the six month period ended June 30, 2010, we recognized $19.5 million in royalties from Endo related to sales of Opana ER. In June 2009, Endo signed an agreement with Valeant Pharmaceuticals International, or Valeant, to develop and commercialize Opana ER in Canada, Australia and New Zealand. In the first quarter of 2010, Valeant filed a New Drug Submission for marketing approval for Opana ER in Canada. Opana ER is not approved for sale in any country other than the United States.
     We are conducting two Phase IIa clinical trials of A0001. We are conducting one trial in patients with Friedreich’s Ataxia, or FA, a rare degenerative neuro-muscular disorder, and the second trial in patients with the A3243G mitochondrial DNA point mutation that is commonly associated with MELAS syndrome, a rare progressive neurodegenerative disorder. The goal of these trials is to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. We expect data from both of these trials by the end of 2010. We are not conducting, and do not plan to conduct, any additional development work on A0001, other than the two Phase IIa trials until we review the results for both trials. We are currently seeking to license A0001 to a third party to complete further development and assume responsibility for the commercialization, manufacturing and marketing of this compound.
     We are a party to a number of collaborations involving the use of our proprietary extended release drug delivery technologies as well as our formulation development expertise. Under these collaborations, we are responsible for completing the formulation work on a product specified by our collaborator using our proprietary extended release drug delivery technology. If we successfully formulate the compound, we transfer the formulation to our collaborator, who is then responsible for the completion of the clinical development, manufacture and, ultimately, the commercialization of the product. Under the terms of these agreements, we may receive up-front fees, reimbursement of research and product development costs incurred, up to amounts specified in each agreement, and potential milestone payments upon the achievement of specified events. These agreements may also provide for us to receive payments from the sale of bulk TIMERx material and royalties on product sales upon commercialization of the product. We have drug delivery technology collaborations with Otsuka Pharmaceuticals Co., or Otsuka, and with Alvogen Inc., or Alvogen. In the three month period ended June 30, 2010, we achieved a development milestone under one of our collaborations with Otsuka, for which we received a milestone payment. In April 2010, we signed a drug development and commercialization agreement with Alvogen, under which we and Alvogen have agreed to identify and select up to five compounds for generic development. Under the agreement, we agreed to formulate the agreed-upon compounds for which we will receive up-front as well as periodic payments, and may receive milestone and royalty payments relating to the development of each compound. Alvogen is responsible for manufacturing, clinical trials and regulatory filings for each of the formulations, as well as for commercialization of the products worldwide.
     Endo. Under the terms of our collaboration with Endo, Endo is responsible for marketing and selling Opana ER. Endo pays us royalties based on U.S. net sales of Opana ER. No payments were due to us for the first $41 million of royalties otherwise payable to us beginning from the time of the product launch in July 2006, a period we refer to as the “royalty holiday”. In the third quarter of 2008, the royalty holiday ended and we began earning royalties from Endo on sales of Opana ER. Since that time, we have recognized $43.9 million in royalties on sales of Opana ER, including $12.4 million and $19.5 million for the three and six month periods ended June 30, 2010, respectively. Endo also had the right under our agreement to recoup $28 million in development costs that Endo funded on our behalf prior to the approval of Opana ER, through a temporary 50% reduction in royalties paid to us. During the first quarter of 2010, Endo recouped the remaining unfunded development costs and as a result, the temporary 50% reduction in the royalty rate ended.
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
     In March 2009, we entered into a Third Amendment to the Amended and Restated Strategic Alliance Agreement with Endo, effective January 1, 2009, or the Third Amendment. Under the terms of the Third Amendment, Endo agreed to directly reimburse us for costs and expenses incurred by us in connection with patent applications and patent maintenance costs related to Opana ER. If any of such costs and expenses are not reimbursed to us by Endo, we may bill Endo for these costs and expenses through adjustments to the pricing of TIMERx material that we supply to Endo for use in Opana ER. In connection with the Third Amendment, Endo reimbursed us for such costs and expenses incurred prior to December 31, 2008, which we had capitalized as patent assets, in the amount of $206,000. We received such payment, as well as reimbursement by Endo of an additional $23,000 in patent costs incurred prior to the Third Amendment, in the second quarter of 2009, at which time we credited such reimbursements to our patent assets. Patent-related costs and expenses that we incurred subsequent to the Third Amendment have either been reimbursed or are expected to be reimbursed to us by Endo, with these reimbursements recorded by us as offsets to our costs.
     On April 8, 2010, we entered into a Fourth Amendment to the Amended and Restated Strategic Alliance Agreement with Endo, or the Fourth Amendment. Under the terms of the Fourth Amendment, we granted Endo an exclusive license under various patents to make, use and commercialize in the United States additional extended-release products containing oxymorphone HCl. Endo may grant sublicenses under such license with the prior written consent by us, which we may not unreasonably withhold. Sales of such additional products in the United States will be aggregated with sales of Opana ER in the United States for purposes of determining royalties payable to us. We are entitled to the same portion of payments obtained by Endo from sublicensees with respect to such additional products in the United States as with respect to Opana ER in the United States.
     On June 8, 2010, we entered into a Fifth Amendment to the Amended and Restated Strategic Alliance Agreement with Endo. Under the terms of the Fifth Amendment, Endo and we agreed that (i) the royalty rate on net sales of Opana ER under the Strategic Alliance Agreement would be fixed at 22% during the period from April 1, 2010 through December 31, 2012 (the “2010-2012 Royalty Period”), provided that with respect to the fourth quarter of 2012, the rate would be adjusted to a rate that would result in the aggregate royalties paid to us for the 2010-2012

Royalty Period being $7.3 million less than such aggregate royalties would have been if the royalty rates had not been fixed at 22%, and (ii) the royalty rate on net sales of Opana ER under the Strategic Alliance Agreement would be fixed at 20% during 2013, provided that with respect to the fourth quarter of 2013, the rate would be adjusted to a rate that would result in the aggregate royalties paid to us for 2013 being $700,000 less than such aggregate royalties would have been if the royalty rates had not been fixed at 20%.
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
     Mylan. Under a collaboration agreement with Mylan Pharmaceuticals Inc., or Mylan, we developed Nifedipine XL, a generic version of Procardia XL based on our TIMERx technology, which was approved by the FDA. In March 2000, Mylan signed a supply and distribution agreement with Pfizer Inc., or Pfizer, to market Pfizer’s generic versions of all three strengths (30 mg, 60 mg, 90 mg) of Procardia XL. In connection with that agreement, Mylan decided not to market Nifedipine XL, and agreed to pay us a royalty on all future net sales of the 30 mg strength of Pfizer’s generic Procardia XL. In October 2009, Mylan notified us that Mylan did not renew its supply and distribution agreement with Pfizer, and that the agreement expired in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg with respect to any period after the third quarter of 2010.
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

     In the fourth quarter of 2009, we reduced the number of our employees from 48 to 39 and consolidated our Danbury, Connecticut headquarters into our Patterson, New York facility as of approximately January 1, 2010. We entered into severance arrangements with the terminated employees, which included severance pay and continuation of certain benefits, including medical insurance, over the respective severance periods. In addition, we determined to defer any new development work on A0001, other than the two Phase IIa studies, pending review and analysis of the results of those studies. We recorded a restructuring charge in the fourth quarter of 2009 in the amount of $326,000, primarily for these severance agreements, all of which was paid as of June 30, 2010. Of such charge, $260,000 and $66,000 was recorded as SG&A expense and R&D expense, respectively.
     In July 2010, we determined that we would reduce our staff from 38 to 27 in the third quarter of 2010, as part of our continuing efforts to aggressively manage our overhead cost structure. In connection with these actions, we anticipate recording a restructuring charge in the third quarter of 2010 of approximately $250,000, which amount is net of a non-cash credit of approximately $10,000, associated with the expected forfeiture of certain stock options held by affected employees. This charge relates primarily to arrangements for severance pay and the continuation of certain benefits, including medical insurance, over the respective periods, and will be recorded primarily to research and product development expense.
     Share Based Compensation Charge. The election of new Class I directors at our 2010 annual meeting of shareholders resulted in a change in control of our board of directors, as defined under the terms of certain outstanding stock option and restricted stock awards granted to our employees and directors. As a result, on June 30, 2010, the date the election results were certified, unvested stock options to purchase approximately 538,000 shares of our common stock and 25,000 shares of unvested restricted stock were automatically accelerated and vested in full. These accelerations resulted in a charge in our statement of operations of $467,000 in the second quarter of 2010, of which $226,000 is included in selling, general and administrative expense and $241,000 is included in research and product development expense.
     Net Loss and Profitability
     We have incurred annual net losses since 1994 including net losses of $1.5 million, $26.7 million and $34.5 million during 2009, 2008 and 2007, respectively. As of June 30, 2010, our accumulated deficit was approximately $223 million. We currently generate revenues primarily from royalties received from Endo on Endo’s net sales of Opana ER and from Mylan on Mylan’s net sales of Pfizer’s generic version of Procardia XL 30 mg, from our drug delivery technology collaborations and, to a lesser extent, from bulk sales of TIMERx material to Endo for use in Opana ER. Since the third quarter of 2009, we have reported net income on a quarterly basis. We anticipate that, based upon our current operating plan, which includes expected royalties from third parties, we will achieve annual profitability in 2010. If we do not receive royalties from Endo for Opana ER in such amounts as forecasted and provided to us by Endo, or if we are unable to maintain our current operating expense level, we may not be able to maintain profitability on a quarterly basis or achieve profitability on an annual basis in 2010. However, even if we are profitable in 2010, we may not be able to sustain profitability on a quarterly or annual basis thereafter. Our future profitability will depend on numerous factors, including:
•	the commercial success of Opana ER, and the amount of royalties on sales of Opana ER, which may be adversely affected by any potential generic competition or the marketing of competitive products;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	our ability to enter into drug delivery technology collaborations and generate revenues under drug delivery technology collaborations;

•	our ability to access funding support for A0001 from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of A0001;

•	the level of our general and administrative expenses; and

•	the successful development and commercialization of product candidates in our portfolio and products being developed for collaborations.
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
Recent Accounting Pronouncements
     A detailed description of recent accounting pronouncements is included in Note 3, “Recent Accounting Pronouncements” in “Part I. Item 1. - Notes to Condensed Financial Statements”.
Results of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2009
Revenues

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	increase	June 30,	June 30,	increase	June 30,
	2010	(decrease)	2009	2010	(decrease)	2009

	(In thousands, except percentages)
Royalties	$12,717	162%	$4,851	$20,370	113%	$9,573
Product sales	90	(43)	158	292	(14)	338
Collaborative licensing and development revenue	832	233	250	1,735	181	618

Total revenues	$13,639	159%	$5,259	$22,397	113%	$10,529

     Our royalties increased in the three and six month periods ended June 30, 2010, as compared to the three and six month periods ended June 30, 2009, reflecting increased royalties earned under our agreement with Endo on Endo’s net sales of Opana ER. For the 2010 three and six month periods, we recognized $12.3 million and $19.5 million, respectively, in royalties from Endo as compared to $4.4 million and $8.8 million, respectively, for the 2009 three and six month periods. This increase in royalties reflects both an increase in net sales of Opana ER as well as an increase in our royalty rate. In the three month period ended March 31, 2010, Endo recouped the remainder of the $28 million in development costs that Endo funded on our behalf, which resulted in an end to the temporary 50% reduction in the royalty rate we earn under our agreement. Mylan’s supply and distribution agreement with Pfizer expired in March 2010. As a result, we do not expect to receive royalties from Mylan on sales of Pfizer’s generic version of Procardia XL 30 mg with respect to any period after the third quarter of 2010.

     Our product sales in the three and six month periods ended June 30, 2010 and 2009 consisted primarily of sales of formulated TIMERx material to Endo for use in Opana ER. Product sales were lower for the three and six month periods ended June 30, 2010 as compared to 2009 three and six month periods, primarily due to the timing of shipments to Endo. We expect product sales in the second half of 2010 to increase as compared to the first half of 2010 based on higher forecasted sales volumes of our TIMERx material to Endo.
     Revenue from collaborative licensing and development consists of the recognition of revenue relating to reimbursements of our expenses under our drug delivery technology collaborations, milestones and upfront payments from these collaborations. In the three month period ended June 30, 2010, we recognized a milestone payment we earned under one of our development collaborations with Otsuka. The increase in revenue for the three and six month periods ended June 30, 2010, compared with the three and six month periods ended June 30, 2009 reflects the recognition of this milestone payment and overall increased development activity under our drug delivery technology collaborations in effect during the 2010 three and six month periods, as described below under “Cost of Revenues,” resulting in a related increase in revenues during the 2010 three and six month periods.
Cost of Revenues

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	increase	June 30,	June 30,	increase	June 30,
	2010	(decrease)	2009	2010	(decrease)	2009
	(In thousands, except percentages)
Cost of royalties	$104	9%	$95	$198	(4)%	$207
Cost of product sales	142	(1)	143	329	1	325
Cost of collaborative licensing and development revenue	587	155	230	1,222	107	590

Total cost of revenues	$833	78%	$468	$1,749	56%	$1,122

     Cost of royalties consists of the amortization of deferred royalty termination costs associated with royalty termination agreements, and the amortization of certain patent costs associated with our TIMERx technology. The cost of royalties were comparable in the three and six month periods ended June 30, 2010 and 2009.
Cost of product sales consists of the costs related to sales of formulated TIMERx material, primarily to Endo for use in Opana ER. Cost of product sales was comparable for the three and six month periods ended June 30, 2010 and 2009. We expect cost of product sales in the second half of 2010 to increase as compared to the first half of 2010 based on higher forecasted shipments of our TIMERx material to Endo for Opana ER.
     Cost of collaborative licensing and development revenue consists of our expenses under our drug delivery technology collaborations, which are generally reimbursed by our collaborators, and which include allocations of internal research and product development, or R&D, expenses, including compensation and overhead costs associated with formulation activities under these collaborations, as well as contract and other outside service fees. These costs increased for the three and six month periods ended June 30, 2010 as compared to the three and six month period ended June 30, 2009 reflecting the increased level of development activity under our drug delivery technology collaboration agreements.
Selling, General and Administrative Expenses

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	increase	June 30,	June 30,	increase	June 30,
	2010	(decrease)	2009	2010	(decrease)	2009
	(In thousands, except percentages)
Selling, general and administrative expense	$ 2,453	(25)%	$ 3,283	$ 4,099	(27)%	$ 5,604

     Selling, general and administrative, or SG&A, expenses for the three month period ended June 30, 2010 decreased compared with the three month period ended June 30, 2009 primarily due to lower professional fees incurred in connection with the 2010 proxy contest in which we were involved as compared to the fees incurred in connection with our 2009 proxy contest and related litigation, and lower compensation expenses as a result of staff reductions implemented in the fourth quarter of 2009. The costs of the 2010 proxy contest for the three month period ended June 30, 2010 was $821,000 as compared to $1.1 million for the cost of the 2009 proxy contest and related litigation. These lower costs were partially offset by the additional share-based compensation expense of $226,000 related to the accelerated vesting of stock options and restricted stock as a result of the change in control of our board of directors in June 2010.
     The decrease in SG&A expenses for six month period ended June 30, 2010, compared with the six month period ended June 30, 2009 was primarily due to lower compensation expenses as a result of staff reductions implemented in the first and fourth quarters of 2009, and lower professional fees incurred in connection with the Company’s 2010 proxy contest as compared to the fees we incurred in connection with the Company’s 2009 proxy contest and related litigation. The cost of the 2010 proxy contest for the six month period ended June 30, 2010 was $846,000 as compared to $1.3 million for the cost of 2009 proxy contest and related litigation. These decreases were partially offset by higher share-based compensation expense in the 2010 six month period, largely reflecting a non-cash credit of $844,000 recorded in the first quarter of 2009, which resulted from the forfeiture of stock options held by former employees in connection with our January 2009 staff reductions, and the additional share-based compensation expense related to the accelerated vesting of stock options and restricted stock from the change in control in our board of directors in June 2010.
     Given the additional expense in the first half of 2010 for our proxy contest and the additional share-based compensation expense for the accelerated vesting of stock options and restricted stock, we expect that SG&A expense in the second half of 2010 will decline as compared with the expense for the first half of 2010.
Research and Product Development Expenses
     R&D expenses were $1.9 million and $4.1 million for the three and six month periods ended June 30, 2010, respectively, compared with $3.4 million and $6.4 million for the three and six month periods ended June 30, 2009, respectively. The decreases reflect lower spending on the development of A0001 in the 2010 three and six month periods, lower compensation expenses due to staff reductions implemented in the first and fourth quarters of 2009 and increased allocations of internal R&D costs relating to our drug delivery technology collaborations to cost of revenues. These lower costs were partially offset by the additional share-based compensation expense related to the accelerated vesting of stock options due to the change in control of our board of directors in June 2010.
In the table below, R&D expenses are set forth in the following categories:

	Three months		Three months	Six months		Six months
	ended	Percentage	ended	ended	Percentage	ended
	June 30,	increase	June 30,	June 30,	increase	June 30,
	2010	(decrease)	2009	2010	(decrease)	2009
	(In thousands, except percentages)

A0001 costs	$401	(74)%	$1,521	$1,077	(57)%	$2,519
Other phase I products and internal costs	1,502	(21)	1,904	3,034	(22)	3,912

Total research and product development expense	$1,903	(44)%	$3,425	$4,111	(36)%	$6,431

In the preceding table, research and development expenses are set forth in the following categories:
•	A0001— These expenses reflect our direct external expenses relating to the development of A0001. These expenses approximated 21% and 26%, respectively, of our R&D expenses for the three and six month periods ended June 30, 2010. These expenses for the three and six month periods ended June 30, 2010 decreased compared to the three and six month periods ended June 30, 2009 as we have not conducted any other development work for A0001 other than the two Phase IIa trials in 2010.

In May 2008, we submitted an IND for A0001 for the treatment of symptoms associated with inherited mitochondrial respiratory chain diseases. In July 2008, we initiated a Phase Ia placebo-controlled, single ascending dose trial designed to evaluate the safety and tolerability of A0001 in healthy subjects, and to collect pharmacokinetic data. A0001 was well tolerated by all subjects across all dose groups and there were no drug-related serious adverse events. In June 2009, we completed a Phase Ib multiple ascending dose safety study of A0001 in healthy subjects. In the Phase Ib trial, the drug was well tolerated by subjects and no serious adverse events were reported. There was a dose-dependent increase in exposure approaching steady state following repeat dosing, and a maximum tolerated dose was established. We also completed long-term animal toxicology studies to support longer dosing in the clinical program, which we completed in the fourth quarter of 2009. In December 2009 and February 2010, we initiated two Phase IIa studies in patients with mitochondrial diseases, with one trial focused on patients with FA and another trial focused on patients with the A3243G mitochondrial DNA point mutation associated with MELAS syndrome. The goal of these trials will be to determine if A0001 has a discernible impact in the treatment of patients with these disorders using various biochemical, functional and clinical measures. We expect data from both of these trials by the fourth quarter of 2010. The Company is currently seeking to license A0001 to a third party to complete further development and assume responsibility for the commercialization, manufacturing and marketing of this compound.

•	Other Phase I Products and Internal Costs — These expenses reflect internal and external expenses not separately reported under a product development program noted above, and include the areas of pharmaceutical development, clinical and regulatory. The types of expenses included in internal expenses primarily are salary and benefits, share-based compensation costs, depreciation on purchased equipment, and the amortization or any write-downs of patent costs, other than product patent write-offs charged directly to a separately reported product development program, or amortization of patent costs relating to commercialized products, which are included in cost of revenues. The types of expenses included in external expenses are primarily related to preclinical studies, proof-of-principle biostudies conducted on our Phase I product candidates and payments to third parties for drug active. These costs decreased in the three and six month periods ended June 30, 2010, compared with the three and six month periods ended June 30, 2009 primarily as a result of lower compensation expenses in the three and six month periods ended June 30, 2010 due to staff reductions implemented in the first and fourth quarters of 2009, and increased allocations of internal R&D costs relating to our drug delivery technology collaborations to cost of revenues. These lower costs were partially offset by the additional share-based compensation expense related to the accelerated vesting of stock options due to the change in control of our board of directors in June 2010. We did not incur any expenses relating to Phase I product candidates during the three and six month periods ended June 30, 2010.
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
     In comparison to the first half of 2010, we expect R&D expense to increase over the second half of 2010 as we continue to conduct our Phase IIa trials of A0001. However, in comparison to the full year of 2009, we expect R&D expense for the full year of 2010 to reflect overall decreased levels, primarily due to overall lower expense on A0001. In addition, we expect that the staff reductions we implemented in the first and fourth quarters of 2009, as well as other efforts to closely manage our cost structure, including the consolidation of our Danbury, CT headquarters into our Patterson, NY laboratory and office facility, will also contribute to reduced R&D expense in 2010, compared with 2009. Our development efforts in the second half of 2010 are focused on completing the Phase IIa trials of A0001, analyzing the data and seeking to license A0001 to a third party to complete further development and assume responsibility for the commercialization, manufacturing and marketing of this compound.

Share-Based Compensation
     The election of three new Class I directors at our 2010 annual meeting of shareholders resulted in a change in control of our board of directors under the terms of certain outstanding stock option and restricted stock awards granted to our employees and directors. As a result, on June 30, 2010, the date that the election results of the annual meeting were certified, stock options to purchase approximately 538,000 shares of our common stock and 25,000 shares of unvested restricted stock were automatically accelerated and vested in full. These accelerations resulted in a charge of $467,000 in the second quarter of 2010, of which $226,000 is included in SG&A expense and $241,000 is included in R&D expense.
     We recognized share-based compensation in our statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited) (In thousands)
Selling, general and administrative	$365	$266	$513	$(302)
Research and product development	342	151	442	315

Total	$707	$417	$955	$13

     The increase in total share-based compensation expense for the three month period ended June 30, 2010, compared with the three month period ended June 30, 2009 is attributable to the accelerated vesting of stock options and restricted stock recorded in the second quarter of 2010, as discussed above.
     The increase in total share-based compensation expense for the six month period ended June 30, 2010, compared with the six month period ended June 30, 2009, reflects credits recorded in the 2009 six month period totaling approximately $885,000, which were associated with the forfeiture of employee stock options in such period due to the staff reductions we implemented in the first quarter of 2009. The increase is also attributable to the accelerated vesting of stock options and restricted stock recorded in the second quarter of 2010. These increases were partially offset by a reduction in expense due to the forfeiture of stock options that resulted from the staff reductions we implemented in the fourth quarter of 2009.
Tax Rates
     Our effective tax rates for the three and six month periods ended June 30, 2010 and 2009 were zero. Our effective tax rates differ from the federal statutory rate of 35% for 2010 and 34% for 2009 primarily due to valuation allowances recorded to offset deferred tax assets relating to our net operating loss carryforwards.
Liquidity and Capital Resources
Sources of Liquidity
     Since 1998, when we became an independent, publicly owned company, we have funded our operations and capital expenditures from the proceeds of the sale and issuance of shares of common stock, sales of excipients, the sale of our excipients business, sales of formulated bulk TIMERx material, royalties and milestone payments from Endo, Mylan and other collaborators, reimbursements of R&D costs from our drug delivery technology collaborators, and advances under credit facilities. As of June 30, 2010, we had cash, cash equivalents and short-term investments of approximately $14.4 million.
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
     The interest rate on our outstanding term loan is fixed at 10.32%. At the time of final payment of the loan we will pay an exit fee of 3.0% of the original principal loan amount. Should any prepayment occur, we are also required to pay prepayment penalties of 3.0% of any prepaid amount in the first year, 2.0% of any prepaid amount in the second year and 1.0% of any prepaid amount thereafter. As of June 30, 2010, $1,371,000 of the term loan was outstanding. Beginning January 2008, we began making monthly principal payments on this loan, in addition to the monthly interest payments. Beginning January 2009, the principal portion of our payments increased from their 2008 level to reflect the straight line amortization of the remaining principal amount outstanding, as noted above. Principal payments on the term loan subsequent to June 30, 2010 are expected to total approximately $1,371,000 through September 30, 2010, at which time, the loan amount will have been paid in full and the exit fee of $360,000 will be required to be paid.
Cash Flows
     We had net cash provided by operations of $5.5 million for the six month period ended June 30, 2010 that primarily resulted from our net income of $12.2 million, which included non-cash charges of $611,000 for depreciation and amortization, and $955,000 for share based compensation. Cash flow from operations also reflected an increase in receivables of $7.0 million primarily related to increased accrued royalties from Endo for the second quarter of 2010 and a $1.1 million decrease in accounts payable and accrued expenses primarily due to the net pay down of these liabilities and decreased operating expenses.
     Net cash used in investing activities was $1.1 million for the six month period ended June 30, 2010, reflecting purchases of marketable securities of $1.6 million less maturities of marketable securities of $490,000. Net cash used by financing activities was $2.6 million, reflecting the repayments of principal on our outstanding term loan described above of $2.7 million, partially offset by the cash received from the issuance of common stock through the exercise of stock options of $129,000.
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
     We have taken measures to reduce our spending and to manage our costs more closely, including the staff reductions that we implemented in the first and fourth quarters of 2009, as described above under the caption “Restructuring Charges”, and we have operated in 2009 and 2010 based on a narrowed set of priorities. In July 2010, we determined that we would reduce our staff further as part of our continuing efforts to manage our overheard costs. We did however, incur significant unplanned costs in connection with the proxy contests associated with our 2010 and 2009 annual meetings of shareholders and the related litigation. These costs, including legal and other advisory fees, totaled $846,000 for the six month period ended June 30, 2010 and $1.3 million for the six month period ended June 30, 2009, and for the 2009 six month period, included costs of litigation relating to three lawsuits brought by the shareholders who initiated the proxy contest, two of which lawsuits were dismissed in 2009 and one of which was dismissed in May 2010.
     Our board of directors currently intends to declare a special cash dividend in the fourth quarter of 2010. The Board announced that it expects that the special dividend would be between $0.50 and $0.75 per share in cash. However, any determination to pay a dividend and the size of that dividend would be subject to Endo’s net sales for

Opana ER during the remainder of 2010 and any other events that may arise that would limit the availability of our cash resources for distribution. Our board of directors also plans to continue to consider additional cash dividends in future years as our cash resources warrant.
     We are also seeking to enter into collaboration and licensing agreements for the development and marketing of Opana ER in territories outside the United States with our partner Endo, and for nalbuphine ER, and to enter into additional drug delivery technology collaborations. These collaborations may provide additional funding for our operations.
     We expect that our total capital expenditures in 2010 will not exceed approximately $100,000.
     In connection with the expiration of our manufacturing agreement with Draxis, our contract manufacturer of TIMERx material in November 2009, we plan to increase our inventory levels of TIMERx material during the second half of 2010, which will require additional use of our cash resources. We signed a manufacturing agreement with Patheon Inc., or Patheon, in the second quarter of 2010. We have begun to work with Endo on the qualification of Patheon in connection with our supply of TIMERx material to Endo for Opana ER, which will require additional use of cash resources. We expect the qualification of Patheon will be completed by the second quarter of 2011.
     In 2010, as a result of our forecasted profitability and limitations on the amount of our net operating loss, or NOL, carryforwards, described under “Net Operating Loss Carryforwards” below, that we may use to offset our taxable income, we anticipate that we will be subject to federal alternative minimum tax under the Internal Revenue Code. Accordingly, in the first half of 2010, we made approximately $170,000 in federal income tax payments and expect to make additional income tax payments during the remainder of 2010, for a total of approximately $550,000 in estimated federal income tax payments for 2010.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:
•	the commercial success of Opana ER, and the amount of royalties from Endo’s sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the timing and amount of payments received under our drug delivery technology collaborative agreements;

•	the results of our Phase IIa clinical trials of A0001, and our ability to license A0001 or otherwise to access funding and support for the development of A0001;

•	our and Endo’s ability to enter into new collaborations for Opana ER outside the United States, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations, and the structure and terms of such collaborations;

•	the level of our investment in capital expenditures for facilities or equipment; and

•	our success in reducing our spending and managing our costs.
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
Contractual Obligations
     Our outstanding contractual cash obligations include obligations under our operating leases primarily for our facility in Patterson, NY; purchase obligations primarily relating to preclinical and clinical development, and our drug delivery technology collaboration obligations; payments due under our credit facility relating to interest, principal and exit fees; and obligations under deferred compensation plans as discussed below. Following is a table summarizing our contractual obligations as of June 30, 2010, excluding our contingent obligations under the Edison agreement, and our executive and employee retention agreements discussed below (in thousands).

		Less Than	1-3	4-5	After 5
	Total	One Year	Years	Years	Years
Operating leases	$113	$113	$—	$—	$—
Purchase obligations	3,801	3,801	—	—	—
Payments due under credit facility	1,755	1,755	—	—	—
Deferred compensation	2,528	291	582	582	1,073

Total	$8,197	$5,960	$582	$582	$1,073

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
     We do not fund these liabilities, and no assets are held by the plans. However, we have two whole-life insurance policies in a rabbi trust, the cash surrender value or death benefits of which are held in trust for the SERP and DCP liabilities. Mr. Hamachek’s SERP and DCP benefit payments are being made directly from the assets in the trust. As of June 30, 2010, the trust assets consisted of the cash surrender value of these life insurance policies totaling $2,078,000 and $77,000 held in a money market account for a total of $2,155,000.

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
     On November 12, 2008, we entered into executive retention agreements with each of our executive officers. These retention agreements replaced prior retention agreements with each of our executive officers that had been scheduled to expire on December 31, 2008. On March 10, 2010, we entered into amendments to these agreements. The retention agreements provide that, if, within 18 months following a change in control of our company, the executive’s employment is terminated by us other than for cause, death, or disability, or by the executive for good reason, as such terms are defined in the agreement, the executives are entitled to payments for severance and other benefits, including medical insurance, and the automatic vesting of all invested stock options.
     The election of three new Class I directors at the 2010 annual meeting of shareholders resulted in a change in control of our company under the retention agreements as of June 30, 2010, the date that the election results of the annual meeting were certified. As a result, under the executive retention agreements, if within 18 months of the June 30, 2010 change in control, an executive officer is terminated by us other than for cause, death, or disability, or by the executive for good reason, we would be obligated to pay the benefits provided for under these retention agreements which, as of June 30, 2010, we estimate would total approximately $3.4 million under all executive retention agreements. These contingent obligations are not included in the contractual obligations table above.
     In the second quarter of 2010, we entered into employee retention agreements with certain of our employees, providing for severance pay and continued medical insurance benefits upon termination without cause as defined in the agreements. We estimate that these contingent obligations total approximately $380,000 as of June 30, 2010, which amount is not included in the contractual obligations table above.
Net Operating Loss Carryforwards
     In 2008, we determined that an ownership change had occurred under Section 382 of the Internal Revenue Code, or Section 382. As a result, the utilization of our net operating loss, or NOL, carryforwards and other tax attributes through the date of ownership change will be limited to approximately $2.8 million per year over the subsequent 20 years into 2028. We also determined that we were in a “net unrealized built-in gain” position (for purposes of Section 382) at the time of the ownership change, which increased the annual limitation over the subsequent five years into 2013 by approximately $3.4 million per year. Accordingly, we have reduced our NOL carryforwards, and research and development tax credits to the amount that we estimate that we will be able to utilize in the future, if profitable, considering the above limitations. In accordance with ASC 740 “Income Taxes”, we provided a full valuation allowance against substantially all of our net deferred tax assets because it is not more likely than not that we will realize future benefits associated with deductible temporary differences and NOLs at June 30, 2010 and December 31, 2009.
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
     At June 30, 2010, our marketable securities consisted primarily of debt securities issued by a U.S. government sponsored enterprise and corporate commercial paper, and approximated $1.3 million. These marketable securities had maturity dates of up to three months. Due to the relatively short-term maturities of these securities, management believes they have no significant market risk. At June 30, 2010, our marketable securities were carried at market value. Due to the nature of our cash equivalents, which are money market accounts at June 30, 2010, management believes they have no significant market risk. As of June 30, 2010, we had approximately $14.4 million in cash, cash equivalents and marketable securities, and accordingly, a sustained decrease in the rate of interest earned of 1% would have caused a decrease in the annual amount of interest earned of up to approximately $144,000. However, due to the minimal yields actually earned on our investments during 2010, the maximum impact to our investment earnings would have been approximately $3,000, which was our total investment income for the first half of 2010.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

       (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 16, 2008, Endo and we received a notice from IMPAX that it had filed an amendment to its ANDA containing Paragraph IV certifications for the 7.5 mg, 15 mg and 30 mg strengths of Opana® ER. The notice covers our U.S. Patent Nos. 7,276,250, 5,958,456 and 5,662,933. Subsequently, on July 25, 2008, Endo and we filed a lawsuit against IMPAX in the United States District Court for the District of Delaware in connection with IMPAX’s amended ANDA. The lawsuit alleges infringement of certain Orange Book-listed U.S. patents that cover the Opana® ER formulation. In response, IMPAX filed an answer and counterclaims, asserting claims for declaratory judgment that the patents listed in the Orange Book are invalid, not infringed and/or unenforceable. All three of these suits against IMPAX were transferred to the United States District Court for the District of New Jersey.
     On June 8, 2010, Endo and we settled the IMPAX litigation. Both sides dismissed their respective claims and counterclaims with prejudice. Under the terms of the settlement, IMPAX agreed not to challenge the validity or enforceability of our patents relating to Opana® ER with respect to IMPAX’s generic version of Opana ER and not to sell a generic version of Opana ER until January 1, 2013 or earlier under specified circumstances (such date being the “Commencement Date”). Endo and we agreed to grant IMPAX a license under the Opana Patents permitting the sale of generic Opana® ER upon the Commencement Date. The license granted to IMPAX is non-exclusive except with respect to the 180 day period following the Commencement Date for those dosage strengths for which IMPAX is entitled to first-to-file exclusivity, during which period the license is exclusive as to all but the Opana ER branded product and licenses previously granted by Endo and us to ANDA holders.
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
     On June 8, 2010, Endo and we settled the Sandoz litigation. Both sides dismissed their respective claims and counterclaims with prejudice. Under the terms of the settlement, Sandoz agreed not to challenge the validity or enforceability of our patents relating to Opana® ER. Endo and we agreed to grant Sandoz a license permitting the production and sale of all strengths of Opana® ER commencing on September 15, 2012, or earlier under certain circumstances.
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
Tang/Edelman Shareholder Claim
     In March and April 2009, Tang Capital and Perceptive, our two largest shareholders and each of which owns more than 20% of our outstanding securities, brought a total of three lawsuits against us in 2009: two in Thurston County, Washington and one in King County, Washington. Following the 2009 dismissal of the two Thurston County actions and the May 2010 dismissal of the complaint in King County, as discussed below, none of these lawsuits remains pending.
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
     By stipulation of the parties, the suit was dismissed without prejudice on May 13, 2010.
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
We have a history of net losses and may not be able to achieve or maintain profitability on an annual basis
     We have incurred annual net losses since 1994, including annual net losses of $1.5 million, $26.7 million and $34.5 million in 2009, 2008 and 2007, respectively. Net losses have had an adverse effect on our shareholders’ equity, total assets and working capital, and may continue to do so in the future. As of June 30, 2010, our accumulated deficit was approximately $223 million.
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
     Our future profitability will depend on numerous factors, including:
•	the commercial success of Opana ER, and the amount of royalties on sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the prosecution, defense and enforcement of our patents and other intellectual property rights, such as our Orange Book listed patents for Opana ER, and the prosecution by us and Endo of additional patent applications with respect to Opana ER;

•	our ability to enter into drug delivery technology collaborations and generate revenues under drug delivery collaborations;

•	our ability to license or to access funding and support for A0001 from third party collaborators;

•	the level of our investment in research and development activities, including the timing and costs of conducting clinical trials of A0001;

•	the amount of our general and administrative expenses; and

•	the successful development and commercialization of product candidates in our portfolio, and products being developed for collaborations.
We may require additional funding, which may be difficult to obtain
     As of June 30, 2010, we had cash, cash equivalents and marketable securities of approximately $14.4 million.
     Requirements for capital in our business are substantial. Our potential need to seek additional funding will depend on many factors, including:

•	the commercial success of Opana ER, and the amount of royalties we receive on sales of Opana ER, which may be adversely affected by any potential generic competition;

•	the timing and amount of payments received under our drug delivery technology collaboration agreements;

•	the results of our Phase IIa clinical trials of A0001, and our ability to license or enter into collaborations for A0001 or otherwise access funding and support for the development of A0001;

•	our and Endo’s ability to enter into collaborations for Opana ER outside the United States, and the structure and terms of any such agreements;

•	our ability to access funding support for development programs from third party collaborators;

•	our ability to enter into drug delivery technology collaborations, and the structure and terms of such collaborations;

•	the level of our investment in capital expenditures for facilities and equipment; and

•	our success in continuing to reduce our spending and managing our costs.
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
     The degree of market success of Opana ER depends on a number of factors, including:
•	the safety and efficacy of Opana ER as compared to competing products;

•	Endo’s ability to educate the medical community about the benefits, safety and efficacy of Opana ER;

•	the effectiveness of Endo’s sales and marketing activities;

•	the potential impact of tamper resistant opioids being developed or newly available in the market;

•	Endo’s ability to manufacture and maintain suitable inventory for sale on an ongoing basis;

•	the reimbursement policies of government and third party payors with respect to Opana ER;

•	the pricing of Opana ER;

•	the level of stocking of Opana ER by wholesalers and retail pharmacies;

•	the required risk evaluation management strategy currently being considered by the FDA; and

•	the availability of generic versions of Opana ER and the timing of generic competition.
     IMPAX, Actavis, Sandoz, Barr, Roxane and Watson have each filed ANDA’s for generic versions of Opana ER that, together with their respective amendments, cover all seven strengths of Opana ER. Each of these ANDA filings contained paragraph IV certifications under the Hatch-Waxman Act. Endo and we have filed patent infringement lawsuits against each of Roxane and Watson in connection with their respective ANDAs. We have settled our litigation with IMPAX, Sandoz, Actavis and Barr. Descriptions of these lawsuits are included in “Part I. Item 3. — Legal Proceedings.”
     Endo and we intend to pursue all available legal and regulatory avenues defending Opana ER. Under the Hatch-Waxman Act, the FDA may not grant final approval of any of these ANDA’s for 30 months after the date we received the certifications. Following the expiration of the 30-month stay, the FDA could grant final marketing approval to any of these ANDAs whether or not the litigation is still pending. IMPAX did receive final marketing approval of its ANDA upon expiration of the 30-month stay in June 2010. However, under the terms of our settlement agreement, IMPAX has agreed not to market a generic version of Opana ER until January 2013. Because of IMPAX’s first-to-file status of the approved strengths of Opana ER, the other generic filers will not be able to launch their generic until IMPAX has had 180 days of market exclusivity. Under the terms of our agreement with Actavis, we granted Actavis a license to produce and market the 7.5 mg and 15 mg strengths as early as July 2011.
     If we are unsuccessful in our Hatch-Waxman patent lawsuits against Roxane and Watson, Opana ER could be subject to generic competition upon the conclusion of such lawsuits and the end of the thirty month stay. We expect that competition from one or more generic companies could cause significant erosion to the pricing of Opana ER, which in turn would adversely affect the royalties that we receive from Endo and our results of operations and financial condition.
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
     We have four issued U.S. patents listed in the Orange Book for Opana ER, the earliest of which already expired and the other three patents expire in 2013, 2013 and 2023, respectively. As the owner of the patents listed in the

Orange Book for Opana ER, we have become a party to ongoing Hatch-Waxman patent litigation. Endo and we filed patent infringement suits against Roxane and Watson in connection with their respective ANDAs for their generic versions of Opana ER, and settled our litigation with IMPAX , Sandoz, Actavis and Barr. We believe that we are entitled to the “30-month stay” available under the Hatch-Waxman Act against each of Roxane and Watson because we initiated the suit within 45 days of our receipt of their respective notice letters. If we proceed with Hatch-Waxman litigation, we may not prevail on defending our patents. Litigation is inherently unpredictable and an unfavorable ruling may occur in this case. An unfavorable ruling or loss of the 30-month stay could subject Opana ER to earlier generic competition. We expect that generic competition would adversely affect the pricing of Opana ER, the royalties that we receive from Endo, and the results of our operations and financial condition.
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
We are dependent on our collaborators to develop, manufacture and commercialize our products
     We have historically collaborated with partners to facilitate the manufacture and commercialization of our products and product candidates. We continue to depend on our collaborators to manufacture, market and sell our products. In particular, we are dependent on Endo to manufacture, market and sell Opana ER in the United States, Valeant to develop, manufacture, market and sell Opana ER in Canada, Australia and New Zealand, and Otsuka and Alvogen to develop, manufacture, market and sell the drug products under the drug delivery technology collaborations.
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
We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products
     We have limited experience in developing, manufacturing, marketing and selling pharmaceutical products. In the past, we have relied on our collaborators to conduct clinical trials, manufacture, market and sell our products. However, we are responsible for pharmaceutical and clinical development, seeking regulatory approvals, manufacturing and marketing of the product candidates we licensed from Edison. Accordingly, if we are unable to enter into a collaboration for these compounds and desire to develop, manufacture or market such compounds, we will have to continue to develop our own capabilities in these areas. If we cannot establish our own capabilities successfully and on a timely basis, we may not be able to develop or commercialize these drug candidates. Developing our own capabilities may be expensive and time consuming, and could delay the commercialization of these drug candidates.
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
     Opana ER faces competition from products with the same indications. For instance, Opana ER competes in the moderate-to-severe long acting opioid market with products such as OxyContin and MS Contin, Exalgo, Duragesic patch, Avinza and Kadian and the generic versions of some of these drugs. Opana ER may also be subject to competition from generic versions of the product, such as the generic versions being developed by IMPAX, Actavis, Sandoz, Barr, Roxane and Watson. Recently, tamper resistant formulations of morphine have been approved by the FDA and we are aware of tamper resistant formulations of other opioids that are under development or review by the FDA. We expect that these products will also compete against Opana ER.
     Products developed through our collaboration with Edison may compete against products being developed by numerous private and public companies for at least some of the indications we may pursue. Various companies and institutions are conducting studies in the area of inherited mitochondrial disease. At least two companies have announced that they are pursuing programs based upon mitochondrial respiratory chain disease pathways. Santhera Pharmaceuticals is currently conducting clinical trials of the coenzyme Q analog, idebenone for the diseases of Duchenne’s muscular dystrophy, MELAS and Leber’s Hereditary Optic Neuropathy. Santhera has received regulatory approval in Canada for idebenone to be sold as a treatment for FA under the brand name Catena®. Repligen has recently filed an IND to conduct studies in FA of an HDAC inhibitor. If these companies, or any other companies developing products for mitochondrial diseases, are able to receive regulatory approvals for their products before we do, it may negatively impact our ability to receive regulatory approvals for our products if these products have orphan drug exclusivity or to achieve market acceptance of our products. If their products are more effective, safer or more affordable, our products may not be competitive.
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
We have only limited manufacturing capabilities and will be dependent on third party manufacturers
     We lack commercial-scale facilities to manufacture our TIMERx materials or other products we are developing. Since September 1999, we have relied on Draxis for the bulk manufacture of our TIMERx materials. Our agreement with Draxis expired in November 2009. We believe that there are a limited number of manufacturers that comply with cGMP regulations and are capable of manufacturing our TIMERx materials. We signed a manufacturing agreement with Patheon, in the second quarter of 2010 on terms that are comparable to our manufacturing agreement with Draxis. However, we may not be able to qualify Patheon on a timely basis, if at all. Since the expiration of our manufacturing and supply agreement, Draxis has continued to honor our outstanding purchase orders, which we expect will provide us with a sufficient amount of TIMERx material to satisfy the current forecasted requirements until Endo and we have completed the qualification of Patheon, which we expect by the second quarter of 2011.
     However, if Draxis ceases to honor our purchase orders or if we are unable to successfully complete the qualification of Patheon as a supplier on a timely basis, or at all, we may not be able to comply with our supply obligations to Endo and Valeant with respect to Opana ER, which could adversely affect sales of Opana ER, and our supply obligations to Otsuka and Alvogen, which could delay or otherwise adversely affect the clinical development of products being developed under our collaborations with Otsuka and Alvogen.
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
The market price of our common stock may be volatile
     The market price of our common stock, like the market prices for securities of other pharmaceutical, biopharmaceutical and biotechnology companies, has been volatile. For example, the high and low closing prices of our common stock were $3.74 per share and $1.93 per share, respectively, during the twelve months ended June 30, 2010. On August 2, 2010, the closing market price of our common stock was $3.48. The market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may also fluctuate as a result of our operating results, sales of Opana ER, our patent litigation, future sales of our common stock, announcements of technological innovations, new therapeutic products or new generic products by us or our competitors, announcements regarding collaborative agreements, clinical trial results, government regulations, developments in patent or other proprietary rights of us or our collaborators, public concern as to the safety of drugs developed by us or others, changes in reimbursement policies, comments made by securities analysts and other general market conditions.
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

PENWEST PHARMACEUTICALS CO.

Date: August 6, 2010	/s/ Jennifer L. Good

Jennifer L. Good
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1†	Manufacturing Services Agreement dated June 7, 2010 between the Registrant and Patheon Inc.

10.2	Fourth Amendment, dated April 18, 2010, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.

10.3	Fifth Amendment, dated June 8, 2010, to the Amended and Restated Strategic Alliance Agreement, dated as of April 2, 2002, by and between the Registrant and Endo Pharmaceuticals Inc.

10.4†	Settlement and License Agreement dated as of June 8, 2010 by and among the Registrant, Endo Pharmaceuticals Inc. and IMPAX Laboratories, Inc.

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

† Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Commission.